Form 10QSB
period 2002-06-30
STRATEGIKA INC
filed 2002-07-26
CIK 1168556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X     Quarterly Report Under Section 13 or 15(d) of The Securities  Exchange
-------   Act of 1934


              For the quarterly period ended June 30, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange
-------   Act of 1934


              For the transition period from ______________ to _____________



                         Commission File Number: 0-49666
                                                 -------

                                Strategika, Inc.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                             75-2926439
------------------------                            ----------------------------
  (State of incorporation)                           (IRS Employer ID Number)

                300 Crescent Court, Suite 1100, Dallas, TX 75201
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 849-5841
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 24, 2002: 5,000,508
                                          ------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            13


Part II - Other Information

  Item 1 Legal Proceedings                                                    16

  Item 2 Changes in Securities                                                17

  Item 3 Defaults Upon Senior Securities                                      17

  Item 4 Submission of Matters to a Vote of Security Holders                  17

  Item 5 Other Information                                                    17

  Item 6 Exhibits and Reports on Form 8-K                                     17


Signatures                                                                    18

Item 1 - Part 1 - Financial Statements

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)

                                                           June 30,    June 30,
                                                             2002        2001
                                                           --------    --------
                                     Assets
Assets
   Cash on hand and in bank                                $  1,570    $   --
                                                           --------    --------

Total Assets                                               $  1,570    $   --
                                                           ========    ========



                 Liabilities and Stockholders' Equity (Deficit)

 Liabilities
   Accounts payable - trade                                $   --      $   --
   Advances from stockholder                                    552         185
                                                           --------    --------

     Total Liabilities                                          552         185
                                                           --------    --------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                               --          --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     5,000,508 and 500,508 shares
     issued and outstanding, respectively                     5,001         501
   Additional paid-in capital                                 1,999       1,999
   Deficit accumulated during the development stage          (5,982)     (2,685)
                                                           --------    --------

     Total Stockholders' Equity                               1,018        (185)
                                                           --------    --------

     Total Liabilities and Stockholders' Equity            $  1,570    $   --
                                                           ========    ========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                          (a development stage company)
                   Statements of Operations and Comprehensive
           Loss Six and Three months ended June 30, 2002 and 2001 and
 Period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2002

                                   (Unaudited)
                                                                                                   Period from
                                                                                                  July 31, 2000
                                                                                               (date of bankruptcy
                                Six months       Six months     Three months     Three months      settlement)
                                  ended            ended            ended            ended           through
                              June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001    June 30, 2002
                              -------------    -------------    -------------    -------------    -------------

Revenues                      $        --      $        --      $        --      $        --      $        --
                              -------------    -------------    -------------    -------------    -------------

Operating expenses
   Reorganization expenses             --                298             --                133            1,470
   Registration fees                   --                962             --                146            1,166
   Professional fees                  2,919              412            2,919              110            3,335
   Other general and
     administrative costs                11             --                 11             --                 11
                              -------------    -------------    -------------    -------------    -------------
   Total operating expenses           2,930            1,672            2,930              389            5,982
                              -------------    -------------    -------------    -------------    -------------

Loss from operations                 (2,930)          (1,672)          (2,930)            (389)          (5,982)

Provision for
   income taxes                        --               --               --               --               --
                              -------------    -------------    -------------    -------------    -------------

Net Loss                             (2,930)          (1,672)          (2,930)            (389)          (5,982)

Other
   comprehensive income                --               --               --               --               --
                              -------------    -------------    -------------    -------------    -------------

Comprehensive Loss            $      (2,930)   $      (1,672)   $      (2,930)   $        (389)   $      (5,982)
                              =============    =============    =============    =============    =============

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted                        nil              nil              nil              nil              nil
                              =============    =============    =============    =============    =============

Weighted-average number
   of shares of common
   stock outstanding -
   basic and fully diluted        3,981,171          500,508        5,000,508          500,508        1,401,796
                              =============    =============    =============    =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                          (a development stage company)
                            Statements of Cash Flows
                   Six months ended June 30, 2002 and 2001 and
 Period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2002

                                   (Unaudited)

                                                                           Period from
                                                                          July 31, 2000
                                                                      (date of bankruptcy
                                          Six months       Six months      settlement)
                                            ended            ended           through
                                        June 30, 2002    June 30, 2001    June 30, 2002
                                        -------------    -------------    -------------

Cash Flows from Operating Activities
   Net Loss                             $      (2,930)   $      (1,672)   $      (5,982)
   Adjustments to reconcile
     net income to net cash
     provided by operating activities            --               --               --
                                        -------------    -------------    -------------

Net cash used in operating activities          (2,930)          (1,672)          (5,982)
                                        -------------    -------------    -------------


Cash Flows from Investing Activities             --               --               --
                                        -------------    -------------    -------------


Cash Flows from Financing Activities
   Proceeds from private placement
     of common stock                             --               --              4,500
   Amounts advanced by
     former majority stockholder                 --              1,672            3,052
                                        -------------    -------------    -------------

Net cash provided by
   financing activities                          --              1,672            7,552
                                        -------------    -------------    -------------

Increase (Decrease) in
   Cash and Cash Equivalents                   (2,930)            --              1,570

Cash and cash equivalents
   at beginning of period                       4,500             --               --
                                        -------------    -------------    -------------

Cash and cash equivalents
   at end of period                     $       1,570    $        --      $       1,570
                                        =============    =============    =============

Supplemental Disclosures of
   Interest and Income Taxes Paid
   Interest paid during the period      $        --      $        --      $        --
                                        =============    =============    =============
   Income taxes paid (refunded)         $        --      $        --      $        --
                                        =============    =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                          Notes to Financial Statements


Note A - Background and Description of Business

Strategika, Inc. (Company) was initially incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan.

In October 2000, the Company changed its state of incorporation from Michigan to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Delaware corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to MIA Acquisition Corp. and modified the Company's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On February 11, 2002, in connection with a change in control transaction, the Company's corporate name was changed to Strategika, Inc.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on July 31, 2000 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity's fair value
- resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities nor operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended.

On February 11, 2002, concurrent with a change in control, the Company initiated a new business plan to become a software and services company focused on developing and marketing comprehensive IT (information technology) security solutions to Global 2000 companies.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission in its Registration Statement on Form 10-SB. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note B - Bankruptcy Action

On September 19, 1997, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (Bankruptcy Court). The Company's bankruptcy action was consolidated into a single action with seven related entities. All assets, liabilities and other claims against the Company and the seven affiliated entities were combined by the Bankruptcy Court for the purpose of distribution of funds to creditors. Otherwise, each of the entities otherwise remained separate legal corporate entities.

The Debtors' Amended Joint Plan of Reorganization As Of November 15, 1999 (Plan) was approved by the Bankruptcy Court on July 27, 2000 and entered on July 31, 2000. During the period from September 19, 1997 through July 31, 2000 (the entered date of the Plan), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The Plan, which contemplated the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code and Section 4(2) of The Securities Act of 1933, respectively. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Plan, attached to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. The February 11, 2002 change in control transaction complied with the Bankruptcy Court's requirements for a reverse merger transaction and a final letter of discharge from bankruptcy was issued on March 4, 2002.

The Plan's cancellation of all issued and outstanding shares of common stock at the date of the bankruptcy filing and the Plan's issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", change in control involving more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders, qualified the Company to adopt "fresh-start" accounting as of the bankruptcy discharge date whereby only the continuing assets and liabilities of the Company were restated to the fair market value. As of July 31, 2000, by virtue of the confirmed Plan, the only asset of the Company was $2,500 in cash due from Halter Financial Group, Inc. for the recapitalization of the Company, inclusive of all "new" shares issued per the authorization of the Bankruptcy Court.


Note C - Going Concern Uncertainty

The Company's then-controlling stockholder maintained the corporate status of the Company and provided all nominal working capital support on the Company's behalf from the bankruptcy discharge date through a change in control transaction on February 11, 2002.

On February 11, 2002, concurrent with a change in control, the Company initiated a new business plan to become a software and services company focused on developing and marketing comprehensive IT (information technology) security solutions to Global 2000 companies. Global 2000 companies are those with annualized revenues of greater than $1 billion. The Company's proposed "IT security solutions" are intended to be comprehensive in nature and will attempt to cover all relevant aspects of IT security for our clients.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in each of it's business plan steps, including difficulty of hiring or engaging competent personnel, development of our developing and marketing comprehensive IT (information technology) security solutions and a potential shortfall of funding due to our inability to raise capital in the equity securities market.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to generate sufficient cash flow to repay advances from management and/or significant stockholders, the party advancing funds may elect to take title to any of the Company's future IT (information technology) security solutions to satisfy this debt. An action of this type would significantly negatively impact the Company's ongoing operations.

The Company's certificate of incorporation authorizes the issuance of up to 10 million shares of preferred stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. Also, we have approximately 34,999,492 shares of common stock which are authorized, but which are as yet unissued. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

If the Company is unsuccessful in raising sufficient capital to complete it's business plan and develop the envisioned comprehensive IT (information technology) security solutions , the Company may have to revise its current business plan or abandon this business plan completely. In which case, the Company may seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty - Continued

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company has a limited operating history, minimal cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.



                (Remainder of this page left blank intentionally)

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company has no outstanding warrants and options.


Note E - Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note F - Income Taxes

     The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001 and the period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2002, respectively, are as follows:

                                                                 Period from
                                                                July 31, 2000
                                                             (date of bankruptcy
                                Six months       Six months      settlement)
                                  ended            ended           through
                              June 30, 2002    June 30, 2001    June 30, 2002
                              -------------    -------------    -------------
     Federal:
       Current                $        --      $        --      $        --
       Deferred                        --               --               --
                              -------------    -------------    -------------
                                       --               --               --
                              -------------    -------------    -------------
     State:
       Current                         --               --               --
       Deferred                        --               --               --
                              -------------    -------------    -------------
                                       --               --               --
                              -------------    -------------    -------------

       Total                  $        --      $        --      $        --
                              =============    =============    =============


                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note F - Income Taxes - Continued

As of June 30,  2002,  the  Company has a net  operating  loss  carryforward  of approximately  $2,900  to offset  future  taxable  income.  Subject  to  current regulations,  this  carryforward  will  begin to expire in 2022.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2002 and 2001 and for the period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2002, respectively, are as follows:

                                                                         Period from
                                                                        July 31, 2000
                                                                    (date of bankruptcy
                                        Six months       Six months      settlement)
                                          ended            ended           through
                                      June 30, 2002    June 30, 2001    June 30, 2002
                                      -------------    -------------    -------------

Statutory rate applied to
   income before income taxes         $      (1,000)   $        (570)   $      (2,000)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                        --               --               --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                      1,000              570            2,000
                                      -------------    -------------    -------------

       Income tax expense             $        --      $        --      $        --
                                      =============    =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001.

                                                           June 30,    June 30,
                                                             2002        2001
                                                           --------    --------
     Deferred tax assets
       Net operating loss carryforwards                    $  1,000    $    900
       Less valuation allowance                              (1,000)       (900)
                                                           --------    --------

     Net Deferred Tax Asset                                $   --      $   --
                                                           ========    ========

During the six months ended June 30, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $1,000 and $120, respectively.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Capital Stock Transactions

Pursuant to the Debtor's Amended Joint Plan of Reorganization As Of November 15, 1999 (Plan), affirmed by the U. S. Bankruptcy Court - Central District of California - Los Angeles Division on July 27, 2000, the Company "will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares of each Post Confirmation Debtor. The Plan Shares shall all be of the same class. The Plan Shares will be issued ... as soon as practicable after the Creditors [sic] Trustee has determined all Allowed Class 5 Unsecured Claims and calculated the exact number of Plan Shares to be issued tp [Halter Financial Group, Inc.]
and the holders of Allowed Class 5 Unsecured Claims...."

Approximately 65.0% of the Plan Shares were issued to Halter Financial Group, Inc. in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.

The remaining 35.0% of the Plan Shares were issued to holders of Allowed Unsecured Claims on a Pro Rata basis. No fractional Plan Shares will be issued. One full share will be issued in lieu of any fractional share.

All unsecured creditors and Halter Financial Group, Inc. received an aggregate of approximately 500,508 "new" shares of common stock in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

On February 11, 2002, the Company sold 4,500,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $4,500 cash to support short-term working capital requirements. The Company relied upon Section 4(2) of The Securities Act of 1933 (`33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the `33 Act. No underwriters were used in connection with this transaction.




                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  General

Strategika, Inc. (Company) was initially incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan.

In October 2000, the Company changed its state of incorporation from Michigan to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Delaware corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to MIA Acquisition Corp. and modified the Company's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On February 11, 2002, in connection with a change in control transaction, the Company's corporate name was changed to Strategika, Inc.

On September 19, 1997, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (Bankruptcy Court). The Company's bankruptcy action was consolidated into a single action with seven related entities. All assets, liabilities and other claims against the Company and the seven affiliated entities were combined by the Bankruptcy Court for the purpose of distribution of funds to creditors. Otherwise, each of the entities otherwise remained separate legal corporate entities.

The Debtors' Amended Joint Plan of Reorganization As Of November 15, 1999 (Plan) was approved by the Bankruptcy Court on July 27, 2000 and entered on July 31,

2000. During the period from September 19, 1997 through July 31, 2000 (the entered date of the Plan), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The Plan, which contemplated the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code and Section 4(2) of The Securities Act of 1933, respectively. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Plan, attached to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. The February 11, 2002 change in control transaction complied with the Bankruptcy Court's requirements for a reverse merger transaction and a final letter of discharge from bankruptcy was issued on March 4, 2002.

The Plan's cancellation of all issued and outstanding shares of common stock at the date of the bankruptcy filing and the Plan's issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", change in control involving more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders, qualified the Company to adopt "fresh-start" accounting as of the bankruptcy discharge date whereby only the continuing assets and liabilities of the Company were restated to the fair market value. As of July 31, 2000, by virtue of the confirmed Plan, the only asset of the Company was$2.500 in cash due from Halter Financial Group, Inc. for the recapitalization of the Company, inclusive of all "new" shares issued per the authorization of the Bankruptcy Court.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on July 31, 2000 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity's fair value
- resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities nor operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended. As approved in the Plan, the Company's principal business activity was to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. On February 11, 2002, concurrent with a change in control, the Company initiated a new business plan to become a software and services company focused on developing and marketing comprehensive IT (information technology) security solutions to Global 2000 companies.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

(3)  Plan of Operations

We are a software and services company focused on developing and marketing comprehensive IT (information technology) security solutions to Global 2000 companies. Global 2000 companies are those with annualized revenues of greater than $1 billion. Our "IT security solutions" will be comprehensive in nature and will attempt to cover all relevant aspects of IT security for our clients

We believe that Strategika's product and service offerings, including tools, methods, frameworks and general services, are becoming critical for our target market in light of an ever growing and interconnected world of computers and as a result of the proliferation of the Internet.

We believe large corporations are taking full advantage of an increasingly interconnected global economy. In line with these developments, there are increased security threats stemming from ever more complex IT components such as system software, hardware, and networks. Complex operating system architectures with security issues, viruses, hackers, electronic eavesdropping, electronic fraud, lax trading partner security, system access breaches, encryption decoding, and many other threats provides us with what we believe to be a viable and attractive market for our products and services.

Strategika's products and services are intended to be attractive to our target clients, companies with greater than $1 billion in annual revenues, because of the inherent complexity associated with having thousands of employees and networks/computers that span multiple locations, countries, and/or continents. For these companies, having a comprehensive set of tools, methods, and services to control and monitor their IT infrastructure we believe is critical to their success.

Because of the rapid development and increased complexity of technology in general, and the associated security threats that come with these developments, companies may find it difficult and expensive to keep up. For such companies, it quickly becomes cost prohibitive to develop and maintain the required research and development (R&D) capabilities and the manpower required to identify, protect, and monitor there IT infrastructures. It is therefore this marketplace that we intend to service.

Strategika will derive its revenue from a subscription-based recurring revenue model that will offer up to the minute R&D capabilities and a set of comprehensive tools, methods, and services for a fixed monthly fee based on the size and complexity of the client's IT infrastructure. Fees will range from a minimum of $25,000 per month for a relatively simple IT environment to fees than can exceed $500,000 per month for large, complex environments. Contracts will be negotiated on a case-by-case basis based on the specific needs of each client. Pricing will be largely determined based on the number of people that will be dedicated to the account to deliver the negotiated service levels, the internally developed tools and methods that are to be used in the delivery of these services, and an assigned cost for our ongoing R&D capability. Our fees will be negotiated through yearly contracts.

Our primary market will be companies with revenues greater than $1 billion. These companies usually have annual IT budgets that range from $50 million to more than $1 billion. The pricing of our subscription-based products and services from $25,000 to $500,000 per month will represent between 0.1% and 0.5% of overall IT budgets for these companies. Based on annual industry surveys of IT professionals, we believe that the trend is for IT organizations at these companies to spend up to 1% of their IT budgets in IT security and security related products and services in the next 2 to 3 years. As IT and networks continue to grow and become ubiquitous, the belief is that a comprehensive and robust IT security capability will no longer be an option, but a requirement for these companies.

Furthermore, we believe our target companies are used to using and leveraging external IT consultants to secure the necessary talent when undertaking initiatives where the expertise in-house does not exist. The annual consulting services expenditures, including management consulting, contracting, and outsourcing services, at these companies ranges from 5% to 50% (between $3-5 million to greater than $500 million per year) of their total IT budgets. This propensity to use outside resources and a basic familiarity in managing external expertise and know-how should make our business development efforts with this audience more effective.

(4)  Results of Operations

We are in the development stage and have not generated revenues from our bankruptcy settlement on July 30, 2000. We are beginning to develop our security R&D capability. The development of this R&D function is a critical component of our overall value proposition. We expect this to become the key differentiator and value provider for all products and services the Company will eventually offer.

From July 31, 2000 (date of bankruptcy settlement) through June 30, 2002, we have experienced cumulative losses of approximately $5,980, principally for legal and accounting expenses related to our organization, our Form 10-SB filing and the distribution of our equity securities pursuant to the instructions of the Bankruptcy Court.

Accordingly, our financial results, from July 31, 2000 (date of bankruptcy settlement) through June 30, 2002, are not meaningful as an indication of future operations.

We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities to implement our business plan. Our controlling stockholder, Rene Larrave, is under no legal obligation to provide any capital to us. We can give no assurance that we will be able to raise any funds for our plan of operations. As such, we do not believe that an analysis of our financial condition since the date of our bankruptcy settlement is meaningful.


(5)  Liquidity and capital resources

At June 30, 2002, we had approximately $1,570 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

We believe that it will take a team of five people approximately six months to develop a robust R&D capability with a minimum set of tools and methods to begin our marketing efforts. During this period, the Company's Security Operations Center (SOC) will also be built and turned operational.

We believe that we will need to raise total capital of approximately $3,000,000 to properly fund the business for a period of 12 months. As of the date of this filing, we have been unable to determine the level of interest of any private investor or financial institution in our securities or proposed plan of operations. If we are unable to secure financing, we will be forced to reevaluate the viability of our business plan, which may result in us completely abandoning our proposed plan of operations.

Our expenses are presently nominal, and until such time as raise additional capital, our sole officer and director, Rene Larrave, intends to provide the necessary working capital to meet our operating expenses, but he is under no legal obligation to do so.

Our certificate of incorporation authorizes the issuance of up to 10 million shares of preferred stock. Our ability to issue preferred stock may limit our ability to obtain debt or equity financing as well as impede potential takeover of our Company, which takeover may be in the best interest of our stockholders. Also, we have approximately 34,999,492 shares which are authorized, but which are as yet unissued. Our ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.


Part II - Other Information

Item 1 - Legal Proceedings
     None

Item 2 - Changes in Securities
     None

Item 3 - Defaults on Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended June 30, 2002.

Item 5 - Other Information
   None

Item 6 - Exhibits and Reports on Form 8-K
     Exhibits - None
     Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Strategika, Inc.

July    24   , 2002                                            /s/ Rene Larrave.
     --------                                                 ------------------
                                                                    Rene Larrave
                                                          President and Director