Form 10QSB
period 2002-09-30
STRATEGIKA INC
filed 2002-11-14
CIK 1168556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934

              For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934

              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-49666
                                                 -------

                                Strategika, Inc.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               75-2926439
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                 100 Crescent Court, Suite 850, Dallas, TX 75201
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (214) 849-5841
                                 --------------
                           (Issuer's telephone number)

                300 Crescent Court, Suite 1100, Dallas, TX 75201
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 12, 2002: 5,000,508
                                          ----------------------------
Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                Strategika, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         14


Part II - Other Information

  Item 1   Legal Proceedings                                                 17

  Item 2   Changes in Securities                                             17

  Item 3   Defaults Upon Senior Securities                                   17

  Item 4   Submission of Matters to a Vote of Security Holders               18

  Item 5   Other Information                                                 18

  Item 6   Exhibits and Reports on Form 8-K                                  18


Signatures                                                                   18


Item 1 - Part 1 - Financial Statements


                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                                         September 30,    September 30,
                                                               2002             2001
                                                         -------------    -------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                              $       1,362    $        --
                                                         -------------    -------------
Total Assets                                             $       1,362    $        --
                                                         =============    =============


                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

 Liabilities
   Accounts payable - trade                              $        --      $        --
   Advances from stockholders                                    2,052              300
                                                         -------------    -------------

     Total Liabilities                                           2,052              300
                                                         -------------    -------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                  --               --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     5,000,508 and 500,508 shares
     issued and outstanding, respectively                        5,001              501
   Additional paid-in capital                                    1,999            1,999
   Deficit accumulated during the development stage             (7,690)          (2,800)
                                                         -------------    -------------

     Total Stockholders' Equity                                   (690)            (300)
                                                         -------------    -------------

     Total Liabilities and Stockholders' Equity          $       1,362    $        --
                                                         =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
           Nine and Three months ended September 30, 2002 and 2001 and
           Period from July 31, 2000 (date of bankruptcy settlement)
                           through September 30, 2002

                                   (Unaudited)
                                                                                                   Period from
                                                                                                  July 31, 2000
                                                                                              (date of bankruptcy
                               Nine months      Nine months      Three months    Three months      settlement)
                                  ended            ended            ended            ended           through
                              September 30,    September 30,    September 30,    September 30,    September 30,
                                    2002             2001             2002             2001             2002
                              -------------    -------------    -------------    -------------    -------------

Revenues                      $        --      $        --      $        --      $        --      $        --
                              -------------    -------------    -------------    -------------    -------------
Operating expenses
   Reorganization expenses             --                409             --                111            1,470
   Registration fees                   --                962             --               --              1,166
   Professional fees                  4,354              417            1,435                5            4,770
   Other general and
     administrative costs               284             --                273             --                284
                              -------------    -------------    -------------    -------------    -------------

   Total operating expenses           4,638            1,788            1,708              116            7,690
                              -------------    -------------    -------------    -------------    -------------

Loss from operations                 (4,638)          (1,788)          (1,708)            (116)          (7,690)

Provision for
   income taxes                        --               --               --               --               --
                              -------------    -------------    -------------    -------------    -------------

Net Loss                             (4,638)          (1,788)          (1,708)            (116)          (7,690)

Other
   comprehensive income                --               --               --               --               --
                              -------------    -------------    -------------    -------------    -------------

Comprehensive Loss            $      (4,638)   $      (1,788)   $      (1,708)   $        (116)   $      (7,690)
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

Weighted-average number
   of shares of common
   stock outstanding -
   basic and fully diluted        4,324,684          500,508        5,000,508          500,508        1,820,356
                              =============    =============    =============    =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                          (a development stage company)
                            Statements of Cash Flows
                Nine months ended September 30, 2002 and 2001 and
            Period from July 31, 2000 (date of bankruptcy settlement)
                           through September 30, 2002

                                   (Unaudited)

                                                                           Period from
                                                                          July 31, 2000
                                                                       (date of bankruptcy
                                         Nine months      Nine months      settlement)
                                            ended            ended           through
                                        September 30,    September 30,    September 30,
                                              2002             2001             2002
                                        -------------    -------------    -------------
Cash Flows from Operating Activities
   Net Loss                             $      (4,638)   $      (1,788)   $      (7,690)
   Adjustments to reconcile
     net income to net cash
     provided by operating activities            --               --               --
                                        -------------    -------------    -------------
Net cash used in operating activities          (4,638)          (1,788)          (7,690)
                                        -------------    -------------    -------------


Cash Flows from Investing Activities             --               --               --
                                        -------------    -------------    -------------


Cash Flows from Financing Activities
   Proceeds from private placement
     of common stock                             --               --              4,500
   Amounts advanced by
     former majority stockholder                1,500            1,788            4,552
                                        -------------    -------------    -------------
Net cash provided by
   financing activities                         1,500            1,788            9,052
                                        -------------    -------------    -------------
Increase (Decrease) in
   Cash and Cash Equivalents                   (3,138)            --              1,362

Cash and cash equivalents
   at beginning of period                       4,500             --               --
                                        -------------    -------------    -------------
Cash and cash equivalents
   at end of period                     $       1,362    $        --      $       1,362
                                        =============    =============    =============
Supplemental Disclosures of
   Interest and Income Taxes Paid
   Interest paid during the period      $        --      $        --      $        --
                                        =============    =============    =============
   Income taxes paid (refunded)         $        --      $        --      $        --
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


Note B - Bankruptcy Action - Continued

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


Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Preparation of Financial Statements - Continued

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


Note D - Going Concern Uncertainty

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


Note D - Going Concern Uncertainty - Continued

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


Note E - Summary of Significant Accounting Policies

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

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company has no outstanding warrants and options.


Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note G - Advances from Shareholder

The  Company's   former   controlling   shareholder  has  advanced  the  Company
approximately $552 for working capital purposes through February 11, 2002. These advances are non-interest bearing, unsecured and due upon demand.

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Advances from Shareholder - Continued

The Company's current controlling shareholder and chief executive officer has advanced the Company approximately $1,500 for working capital purposes. This advance bears interest at 5.0% per annum, is unsecured and is repayable upon demand.


Note H - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001 and the period from July 31, 2000 (date of bankruptcy settlement) through September 30, 2002, respectively, are as follows:

                                                                 Period from
                                                                July 31, 2000
                                                             (date of bankruptcy
                                 Nine months     Nine months     settlement)
                                    ended           ended          through
                                September 30,   September 30,   September 30,
                                      2002            2001            2002
                                -------------   -------------   -------------

     Federal:
       Current                  $        --     $        --     $        --
       Deferred                          --              --              --
                                -------------   -------------   -------------
                                         --              --              --
                                -------------   -------------   -------------
     State:
       Current                           --              --              --
       Deferred                          --              --              --
                                -------------   -------------   -------------
                                         --              --              --
                                -------------   -------------   -------------

       Total                    $        --     $        --     $        --
                                =============   =============   =============

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $4,600 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2022. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.




                (Remainder of this page left blank intentionally)

                                Strategika, Inc.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

The Company's income tax expense for the nine months ended September 30, 2002 and 2001 and the period from July 31, 2000 (date of bankruptcy settlement) through September 30, 2002, respectively, are as follows:

                                                                         Period from
                                                                        July 31, 2000
                                                                     (date of bankruptcy
                                       Nine months      Nine months      settlement)
                                          ended            ended           through
                                      September 30,    September 30,    September 30,
                                            2002             2001             2002
                                      -------------    -------------    -------------
Statutory rate applied to
   income before income taxes         $      (1,575)   $        (610)   $      (2,600)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                        --               --               --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                      1,000              570            2,000
                                      -------------    -------------    -------------
       Income tax expense             $        --      $        --      $        --
                                      =============    =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001.

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------

Deferred tax assets
  Net operating loss carryforwards               $       2,600    $         950
  Less valuation allowance                              (2,600)            (950)
                                                 -------------    -------------
Net Deferred Tax Asset                           $        --      $        --
                                                 =============    =============

During the nine months ended September 30, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $2,600 and $170, respectively.



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

On February 11, 2002, the Company sold 4,500,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $4,500 cash to support short-term working capital requirements. The Company relied upon Section 4(2) of The Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.




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

Furthermore, we believe our target companies are used to using and leveraging external IT consultants to secure the necessary talent when undertaking initiatives where the expertise in-house does not exist. The annual consulting services expenditures, including management consulting, contracting, and outsourcing services, at these companies ranges from 5% to 50% (between $3-5 million to greater than $500 million per year) of their total IT budgets. This propensity to use outside resources and a basic familiarity in managing external expertise and know- how should make our business development efforts with this audience more effective.

(4)  Results of Operations

We are in the development stage and have not generated revenues from our bankruptcy settlement on July 30, 2000. We continue to initiate the development of our security R&D capability. The development of this R&D function is a critical component of our overall value proposition. We expect this to become the key differentiator and value provider for all products and services the Company will eventually offer.

From July 31, 2000 (date of bankruptcy settlement) through September 30, 2002, we have experienced cumulative losses of approximately $7,690, principally for legal and accounting expenses related to our organization, our Form 10-SB filing and the distribution of our equity securities pursuant to the instructions of the Bankruptcy Court.

Accordingly, our financial results, from July 31, 2000 (date of bankruptcy settlement) through September 30, 2002, are not meaningful as an indication of future operations.

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


(5)  Liquidity and capital resources

At September 30, 2002, we had approximately $1,360 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

The Company's controlling shareholder, Rene Larrave, advanced the Company approximately $1,500 for working capital purposes during the quarter ended September 30, 2002. This advance bears interest at 5.0% per annum, is unsecured and is repayable upon demand.

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

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended September 30, 2002.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

     99.1 Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to
          Section 906 of the Sarbanes- Oxley Act of 2002

     Reports on Form 8-K
     -------------------
     None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Strategika, Inc.

Dated: November 12, 2002                             /s/ Rene Larrave.
                                           -------------------------------------
                                                                    Rene Larrave
                                             President, Chief Executive Officer,
                                           Chief Accounting Officer and Director