Form 10KSB
period 2002-12-31
STRATEGIKA INC
filed 2003-03-31
CIK 1168556

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------
                                   FORM 10-KSB

[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period form ___________ to ____________.

                                                  Commission file number 0-49666

                                STRATEGIKA, INC.
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                 75-2926439
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     100 Crescent Court, Suite 850
             Dallas, Texas                                 75201
(Address of Principal Executive Offices)                 (Zip Code)

                                 (214) 849-5841
                (Issuer's Telephone Number, Including Area Code)

                         300 Crescent Court, Suite 1100
                                   Dallas, TX
                 (Former address, if changed since last report)

         Securities registered under Section 12 (b) of the Exchange Act:

     Title of each class                    Name of each exchange on which
     to be so registered                    Each class is to be registered
 -----------------------------          ----------------------------------------
             None                                        None

         Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer had no revenues during the fiscal year ended December 31, 2002.

As there is no trading market for the Issuer's securities, aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $5,000 based on the stated par value for said securities.

The Issuer had 5,000,508 shares of common stock outstanding as of March 27, 2003.

Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                              ---    ---

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

         Strategika, Inc. was initially incorporated on July 13, 1990 as Super Shops, Inc. ("Super Shops") under the laws of the State of Michigan. On September 19, 1997, Super Shops filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (the "Bankruptcy Court"). Super Shops' bankruptcy action was consolidated into a single action with other related entities - Super Shops, Inc. (a California corporation); Super Shops, Inc. (an Arizona corporation); Super Shops, Inc. (a Kansas corporation); Super Shops, Inc. (a Nevada corporation), Super Shops, Inc. (a Texas corporation) and Mallory, Inc. (a Nevada corporation). All assets, liabilities and other claims against Super Shops were combined with those of its affiliates for the purpose of distribution of funds to creditors. Each of the seven entities otherwise remained separate corporate entities. During the period from September 19, 1997 through July 31, 2000 (the entered date of Super Shops' Amended Joint Plan of Reorganization ("Plan of Reorganization") all secured claims and/or
administrative   claims  were   satisfied   through  either  direct  payment  or
negotiation.

         Super Shops' Plan of Reorganization was approved by the Bankruptcy Court on July 27, 2000 and entered on July 31, 2000. The Plan of Reorganization contemplated that Super Shops reincorporate into Delaware and enter into a reverse merger or similar transaction. The Plan further provided that all unsecured creditors receive "new" shares of Super Shops' post-reorganization common stock pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan of Reorganization all shares of our common stock issued and outstanding as of the date of the bankruptcy filing were cancelled, and all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attached to the creditor's trust. As a result of the Plan of Reorganization, unsecured creditors and holders of certain administrative claims, representing a total of 982 persons or entities, received an aggregate of 500,508 shares of our common stock in satisfaction of their claims.

         In October 2000, Super Shops changed its state of incorporation from Michigan to Delaware by means of a merger with and into MIA Acquisition Corp. a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the reincorporation.

         On February 11, 2002, Rene Larrave, our sole director and officer, acquired 4,500,000 shares of our common stock (or approximately 90% of the outstanding shares) for $4,500 or $.001 per share and MIA Acquisition Corp. changed its corporate name to Strategika, Inc. As a result of the stock purchase transaction, our current capitalization structure is as follows:

                                             Number of Shares   Number of Shares
                                             Before     %         After      %
                                            --------  -----    ---------  ------
Rene Larrave                                    0       0%     4,500,000   90.0%
All Other Stockholders                       500,508   100%      500,508   10.0%
                                             -------   ----    ---------  ------
..................................TOTAL       500,508   100%    5,000,508  100.0%


Business Plan

         General. We were formed as a software and services company focused on developing and marketing comprehensive IT (information technology) security solutions to Global 2000 companies. Global 2000 companies are those with annualized revenues of greater than $1 billion. We have no products or service offerings at this time. We anticipate that our "IT security solutions" will be comprehensive in nature and will attempt to cover all relevant aspects of IT security for our clients, including:

         o        Network security
         o        Application security
         o        System software security
         o        Data security
         o        Hardware security
         o        Access control

         Our products and services in these areas will include, but will not be limited to, the following:

         o        Software tools
         o        Automated monitoring tools
         o        Analytical frameworks
         o        Strategies and methods
         o        Monitoring services
         o        Support and implementation services
         o        Advisory services


         We believe that, when developed, Strategika's product and service offerings, including tools, methods, frameworks and general services, will be critical for our target market in light of an ever growing and interconnected world of computers and as a result of the proliferation of the Internet.

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

         Strategika's products and services will be created with an intent to be attractive to our target clients, companies with greater than $1 billion in annual revenues, because of the inherent complexity associated with having thousands of employees and networks/computers that span multiple locations, countries, and/or continents. For these companies, having a comprehensive set of tools, methods, and services to control and monitor their IT infrastructure we believe is critical to their success.

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

         There are two key drivers that we believe validate Strategika's value proposition for its intended market:

         o IT security breaches (and overall security threats) have led to a heightened awareness of the need to protect information and resources from unauthorized access, to guarantee the authenticity of information, and to protect IT infrastructures from network-based attacks.

         o The disciplines of network security, security engineering, and cryptography have matured to a point where practical and readily available applications and tools exist today.

         Strategika intends to provide a comprehensive set of products and services that take a holistic approach to IT security for our target market.

        Business Development. Strategika will derive its revenue from a subscription-based recurring revenue model that will offer up to the minute R&D capabilities and a set of comprehensive tools, methods, and services for a fixed monthly fee based on the size and complexity of the client's IT infrastructure. Fees will range from a minimum of $25,000 per month for a relatively simple IT environment to fees than can exceed $500,000 per month for large, complex environments. Contracts will be negotiated on a case-by-case basis based on the specific needs of each client. Pricing will be largely determined based on the number of people that will be dedicated to the account to deliver the negotiated service levels, the internally developed tools and methods that are to be used in the delivery of these services, and an assigned cost for our ongoing R&D capability. Our fees will be negotiated through yearly contracts.

         The following are some of the elements that will drive our pricing:

         o        Number of physical locations
         o        Number of employees
         o        Number of IP addresses
         o        Number of computers (servers, clients, etc.)
         o        Number of trading partners
         o        Level of network complexity
         o Variety of IT infrastructure (hardware brands, operating systems, network protocols, etc.)
         o        Current state of IT security infrastructure
         o        Skills, experience, and sophistication of IT staff
         o        Tolerance for risk
         o        Overall   management    requirements   (i.e.,    expectations,
                  reporting, etc.)
         o        Team size to deliver agreed upon SLA (service level agreement)

         Market. Our primary market will be companies with revenues greater than $1 billion. These companies usually have annual IT budgets that range from $50 million to more than $1 billion. The pricing of our subscription-based products and services from $25,000 to $500,000 per month will represent between 0.1% and 0.5% of overall IT budgets for these companies. Based on annual industry surveys of IT professionals, we believe that the trend is for IT organizations at these companies to spend up to 1% of their IT budgets in IT security and security related products and services in the next 2 to 3 years. As IT and networks continue to grow and become ubiquitous, the belief is that a comprehensive and robust IT security capability will no longer be an option, but a requirement for these companies.

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


         Marketing Plan. Once we deliver our first set of products and services and our monitoring center (Security Operations Center or SOC) is fully operational, a dedicated business development function will be put in place. Directors of Business Development (DBDs) hired into this function will have the following profiles:

         o        20+  years  of  experience  in   information   technology  and
                  technology consulting/services
         o Experience in the sale of complex, strategic, and highly customized technology solutions
         o        Experience in the sale of sizable contracts
         o Proven sales track record of $5 million annual sales for the last 2 years
         o        Experience in dealing and selling to Global 200 companies

         A typical sales quota will be $5 million per year. We are uncertain as to when the first DBD will be hired.

Competition

         Competition will most likely come from software companies, general IT services companies, and Outsourcing and Application Service Provider (ASP) companies.

         o Software companies in the IT security space have developed a myriad of tools and applications that are usually narrow in scope and usually developed to address specific IT security issues (e.g., data encryption, network firewalls, single signon software, etc.).
         o IT services companies offer services related to IT security usually around proprietary frameworks and/or approaches that have been developed either internally or through experience with other clients. These services companies tend to leverage tools and applications from third-party software vendors but generally do not offer ongoing monitoring and/or ongoing update services.
         o Outsourcing and ASP companies, because of the critical nature of the services they offer, usually have a very robust internal IT security capability. However, these IT security capabilities are usually only offered as part of the larger offering of outsourcing (for example, infrastructure operation, applications maintenance, help desk, and desktop services) and not as a standalone service.

         The following is a list of notable competitors in each of these three categories:



-------------------------- ------------------------------- ---------------------
     Software Companies          IT Services Companies      Outsourcing and ASP
                                                                 Providers
-------------------------- ------------------------------- ---------------------
  o  Microsoft                o  Deloitte Consulting         o  EDS
  o  IBM/Lotus                o  KPMG                        o  ISSC
  o  IBM                      o  PriceWaterhouseCoopers      o  Perot Systems
  o  Computer Associates      o  Accenture                   o  IBM
                              o  IBM Global Services
                              o  Proxicom
                              o  Sapient
                              o  Cognizant Solutions
-------------------------- ------------------------------- ---------------------

Operating Plan

         We have developed an operating and a human resources (HR) model that covers the following areas in detail:

         o        Structure and governance
         o        Corporate mission and principles
         o        Compensation and benefits
         o        Career paths and levels
         o        Expectations, performance reviews, mentoring and coaching
         o        Recruiting
         o        Detailed Policies and Procedures

         Structure and Governance. We will seek to increase the size of our Board of Directors from one to five members as soon as the first round of financing is completed and before the first set of products and services is ready to be released. In addition to their standard governance responsibilities, it is our intention to carefully select industry recognized professionals that can add an added level of credibility with our clients.

         We also intend to establish senior level management positions to initially include:

         o        President and CEO

         o        Vice President of Research and Development

         o        Vice President of Marketing and Business Development

         o        Vice President of Operations


         Compensation and benefits. We anticipate implementing a three tiered compensation model as follows:

         o Base salary - above market compensation to attract the best available personnel
         o Profit sharing - to provide an incentive for group thinking and collaboration for the overall care and performance of the company. This will be a point-based system based on level and seniority at level. Points are budgeted at $600 per point if projected revenue and profitability targets are met. The Board of Directors will determine and approve the profitability targets each year. The following table outlines the company's profit sharing point allocation approach:

---------------------------- -------------------------- ------------------------
          Level                  Profit Sharing             Profit Sharing
                                 Points By Level          Points by Seniority
---------------------------- -------------------------- ------------------------
        Entry                               10             +3  points  per year
---------------------------- --------------------------    at   level   with  a
        Senior                              20             maximum     of     9
---------------------------- --------------------------    seniority  points at
        Manager                             30             any one time
---------------------------- --------------------------
        Director                            40
---------------------------- --------------------------
        Vice President                      50
---------------------------- -------------------------- ------------------------

         o Stock options - to provide an incentive for long-term value building thinking and commitment.

         Career Path and Levels. We will have three functional areas: R&D, Marketing and Sales, and Services. We intend to implement a career path with three levels and a management career path with two levels within each of these functional areas as follows:

------------------ ---------- ----------------- ------------------ -------------
       Path           Level          R&D           Marketing and      Services
                                                        Sales
------------------ ---------- ----------------- ------------------ -------------
                     Entry        Engineer           Associate       Consultant
 Core Career Path
                   ---------- ----------------- ------------------ -------------
                    Senior     Senior Engineer   Senior Associate      Senior
                                                                     Consultant
                   ---------- ----------------- ------------------ -------------
                    Manager       Architect             DBM            Manager
------------------ ---------- ----------------- ------------------ -------------
  Management        Director       Director              DBD           Director
 Career  Path      ---------- ----------------- ------------------ -------------
                      VP             VP                 VP               VP
------------------ ---------- ----------------- ------------------ -------------

         We will measure performance against a well laid out expectations framework by functional area. This expectations framework lays out specific performance requirements by level along the following dimensions:

         o        Data collection and research skills
         o        Analytical skills
         o        Writing skills
         o        Presentation skills
         o        Leadership skills

         o        Recruiting contributions
         o        Staff development
         o        Administrative practices
         o        Personal characteristics
         o        Specific technical and functional skills
         o        Intellectual capital contributions
         o        External recognition
         o        Management skills


         To locate and attract qualified personnel, we will have three key sources for new talent: university recruiting, employee referrals, and external sources. The company will develop a strong employee referral bonus program to reward employees that refer high-caliber individuals to the company.

Capital Requirements

         Strategika currently has no revenue as it is beginning to develop its security R&D capability. The development of this R&D function is a critical component of our overall value proposition. We expect this to become the key differentiator and value provider for all products and services the company will eventually offer.

         We believe that it will take a team of five people approximately six months to develop a robust R&D capability with a minimum set of tools and methods to begin our marketing efforts. During this period, the company's Security Operations Center (SOC) will also be built and turned operational.

         We believe that we will need to raise total capital of approximately $3,000,000 to properly fund the business for a period of 12 months. This funding will cover:

         o        The development of the R&D capability
         o        The design and development of the SOC
         o The development and packaging of the first set of products and services
         o        The start of our marketing and business development efforts
         o        The recruiting of all key personnel
         o General and administrative expenses such as office space, furniture and equipment, supplies, legal and accounting, etc.

         It is anticipated that these funds will come from the private sale of our equity or debt securities. Because of existing general economic conditions no offering has been undertaken and it is difficult for management to say that if an offering is initiated, that it will be successful. Without this level of funding our business plan cannot be implemented.

 Key Partnerships

         We will continuously investigate and establish key partnerships with entities that will help in the pursuit of our business mission; however, no such partnerships are now in place nor are any being negotiated. We believe that we will not be able to effect such relationships until such time as we are delivering services to our target market. We hope to develop partnerships with the following:

         o Research entities such as universities and government entities (for example Carnegie Mellon's Software Engineering Institute and the Program Management Institute) to ensure up to date information and research is always available to the company's R&D function.
         o Software companies (for example, Microsoft, IBM/Lotus and Computer Associates) to ensure that we always leverage the best available tools in the market in the development of our product and service offerings.
         o Outsourcing companies (for example, Perot Systems) as a source of business when partnering in large outsourcing contracts where security is of utmost importance to the potential joint client

ITEM 2.  DESCRIPTION OF PROPERTY

         We have no corporate office space under lease at this time. We currently operate out of office space at 100 Crescent Court, Suite 850 , Dallas, Texas 75201 which has been provided to us by our sole officer and director. The cost associated with the use of this office space is deemed by us to be immaterial. Mr. Larrave is under no obligation to provide rent-free office space to our company. We neither pay nor are we under any obligation to pay rent to Mr. Larrave. We will seek to move our operations to a suitable leased facility if we are able to raise at least $3,000,000 of capital from private investors.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. There is not an established active public market for our common stock. Although our stock is eligible for quotation on the OTC Bulletin Board (Symbol "SGKA"), trading has not commenced.

         Holders. As of March 27, 2003, there were a total of 5,000,508 shares of our common stock outstanding, held by approximately 983 stockholders of record.

         Dividends. We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities to implement our business plan. Mr. Larrave is under no legal obligation to provide any capital to us. No attempt to raise capital has been undertaken given existing general economic uncertainties, and we can give no assurance that we will be able to raise any funds for our plan of operations. As such, we do not believe that an analysis of our financial condition since our inception through December 31, 2002 would be meaningful.

         As of the date of this annual report, we have been unable to determine the level of interest of any private investor of financial institution in our securities or proposed plan of operations. If we are unable to secure financing within the next six months, we will be forced to reevaluate the viability of our business plan, which may result in us completely abandoning our proposed plan of operations.

         Our expenses are presently nominal, and until such time as we complete a private placement of securities, our sole officer and director, Rene Larrave, intends to provide the necessary working capital to meet our operating expenses, but he is under no legal obligation to do so.

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

         As stated in our auditor's report attached to the financial statements constituting part of this annual report, substantial doubt exists about our ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this item may be found following the signature page of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

         None.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following sets forth information concerning our sole officer and director, including his age, present principal occupation and other business experience during the last five years, memberships on committees of the board of directors and directorships in other publicly-held companies.

             Name                    Age            Position with Strategika
-------------------------------    --------    ---------------------------------
Rene Larrave                         41        President, Secretary and Director

         Rene Larrave has been the President, Secretary and sole director of our company since February 11, 2002. Mr. Larrave was neither an officer, director, nor general partner of Super Shops prior to or at the time it sought bankruptcy protection. Mr. Larrave has over twenty years of management and consulting experience in areas that include business strategy, business process redesign and information technology in various industries. From April 1996 to late 2001 Mr. Larrave served as President, Chief Executive Officer and was the founder of Tactica. Tactica, which was acquired by a subsidiary of Hitachi in late 2001, is a private professional services company that specializes in the use of leading technologies to enable business strategy. Prior to Tactica, Mr. Larrave served as a principal with Booz, Allen & Hamilton in its London and Dallas offices. Mr. Larrave was instrumental in developing this entity's information technology consulting business in Europe. Mr. Larrave has held Computer Science, Electric Engineering and Business teaching positions at the University of Texas at Austin and Monterrey Institute of Technology. Mr. Larrave has an MBA from the University of Texas at Austin and a BS in Computer Science and Electrical Engineering from Ohio State University and Monterrey Institute of Technology.

         Our directors hold office until the next annual meeting of our stockholders, and until there successors have been elected and qualified. Officers serve at the discretion of our Board of Directors. During the fiscal year ended December 31, 2002 the Board of Directors did not hold any special meetings or act by consent in lieu thereof.

Committees of the Board of Directors

         Our Board of Directors does not have any committees at this time.

Section 16(a) Compliance

         We believe that all persons obligated to report under Section 16(a) of the Exchange Act have complied with the provisions of Section 16(a) and the rules promulgated thereunder.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

         Our Board appoints the executive officers to serve at the discretion of the Board. Rene Larrave is our sole officer and director. Our directors receive no compensation for serving on the Board. We intend to reimburse non-employee directors for travel and other expenses incurred in connection with attending the Board meetings.

Executive Compensation

         Rene Larrave has received no compensation nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. Mr. Larrave will receive no compensation for his services until we raise at least $3,000,000 from private investors or we achieve at least $300,000 net income from operations. Mr. Larrave's initial compensation will not exceed $300,000 annually.

         We do not have any employment or consulting agreements with any parties nor do we have a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth, as of March 27, 2003, certain information with respect to the beneficial ownership of our common stock by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                          Shares           Percentage of
                                       Beneficially           Shares
           Name(1)                        Owned          Beneficially Owed
------------------------------------ ------------------ --------------------
Rene Larrave                             4,500,000              90%
Executive officers and directors
as a group (one person)                  4,500,000              90%

---------------
(1) Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned. Also, unless otherwise indicated, the address of each beneficial owner identified below is c/o Strategika, Inc., 100 Crescent Court, Suite 850 , Dallas, Texas 75201.

         We currently have 5,000,508 outstanding shares of common stock of which 500,508 shares are owned by approximately 982 persons. The remaining 4,500,000 shares are owned by our principal stockholder as noted in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To our knowledge, there are no relationships or transactions that require disclosure.

ITEM 13.  EXHIBITS AND REPORTS

Exhibits
--------

99.1     Certifications Pursuant to 18 USC, Section 1330, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

None

ITEM 14.   CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management. Based upon that evaluation, our sole officer and director concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Strategika, Inc.


Dated: March 28, 2003                      /s/ Rene Larrave
       --------------                     --------------------------------------
                                          Rene Larrave,
                                          Chief Executive Officer, Sole Director
                                          and Principal Financial and Accounting
                                          Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Strategika, Inc.


Dated: March 28, 2003                      /s/ Rene Larrave
       --------------                     --------------------------------------
                                          Rene Larrave,
                                          Chief Executive Officer, Sole Director
                                          and Principal Financial and Accounting
                                          Officer

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002


         In connection with the Annual Report of Strategika, Inc. ("Registrant") on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission, I, Rene Larrave, Chief Executive Officer, Director and Principal Financial and Accounting Officer of the Registrant, certify to the best of my knowledge, pursuant toss.302 of the Sarbanes-Oxley Act of 2002,that:

1.) I have reviewed this Annual Report on Form 10-KSB of Strategika, Inc. for the fiscal year ended December 31, 2002.

2.) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.) The Registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others, particularly during the period in which this Annual Report is being prepared;
         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a). all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ Rene Larrave                                         Dated: March 28, 2003
----------------------------------                                --------------
Rene Larrave,
Chief Executive Officer and Principal Financial
and Accounting Officer

                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2002 and 2001                                        F-3

   Statements of Operations and Comprehensive Income f
     or the years ended December 31, 2002 and 2001 and
     for the period from July 31, 2000 (date of bankruptcy
     settlement) through December 31, 2002                                   F-4

   Statement of Changes in Stockholders' Equity
     for the period from July 31, 2000 (date of bankruptcy
       settlement) through December 31, 2002                                 F-5

   Statements of Cash Flows
     for the years ended December 31, 2002 and 2001 and
     for the period from July 31, 2000 (date of bankruptcy
       settlement) through December 31, 2002                                 F-6

   Notes to Financial Statements                                             F-8

S. W. HATFIELD, CPA certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Strategika, Inc.
   (formerly MIA Acquisition Corp.)

We have audited the accompanying balance sheets of Strategika, Inc. (formerly MIA Acquisition Corp.) (a Delaware corporation) as of December 31, 2002 and 2001, and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from July 31, 2000 (date of bankruptcy settlement) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategika, Inc. (formerly MIA Acquisition Corp.) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from July 31, 2000 (date of bankruptcy settlement) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and may become dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.




                                                    S. W. HATFIELD, CPA

Dallas, Texas
March 27, 2003

                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2


                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                           December 31, 2002 and 2001


                                                              December 31,   December 31,
                                                                  2002            2002
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $      1,129    $       --
   Due from controlling stockholder                                  --              --
                                                             ------------    ------------

     Total Assets                                            $      1,129    $       --
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Note payable to controlling stockholder                   $      1,500    $       --
   Advances from former officer                                       552             552
   Accrued interest payable                                            27            --
                                                             ------------    ------------

     Total Current Liabilities                                      2,079             552
                                                             ------------    ------------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                     --              --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     5,000,508 and 500,508 shares issued and outstanding            5,001             501
   Additional paid-in capital                                       1,999           1,999
   Accumulated deficit                                             (7,950)         (3,052)
                                                             ------------    ------------

     Total Stockholders' Equity                                      (950)           (552)
                                                             ------------    ------------

     Total Liabilities and Stockholders' Equity              $      1,129    $       --
                                                             ============    ============


The accompanying notes are an integral part of these financial statements.
                                                                             F-3


                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                   Years ended December 31, 2002 and 2001 and
            Period from July 31, 2000 (date of bankruptcy settlement)
                           through December 31, 2002


                                                                             Period from
                                                                            July 31, 2000
                                                                         (date of bankruptcy
                                                                             settlement)
                                                Year ended     Year ended      through
                                               December 31,   December 31,   December 31,
                                                   2002           2001           2002
                                               -----------    -----------    -----------

Revenues                                       $      --      $      --      $      --
                                               -----------    -----------    -----------

Operating expenses
   Reorganization expenses                            --              457          1,469
   Professional fees                                 4,354            417          4,771
   Other general and administrative expenses           517          1,166          1,683
   Interest expense                                     27           --               27
                                               -----------    -----------    -----------
     Total operating expenses                        4,898          2,040          7,950
                                               -----------    -----------    -----------

Loss from operations                                (4,898)        (2,040)        (7,950)

Provision for income taxes                            --             --             --
                                               -----------    -----------    -----------

Net Loss                                            (4,898)        (2,040)        (7,950)

Other comprehensive income                            --             --             --
                                               -----------    -----------    -----------

Comprehensive Loss                             $    (4,898)   $    (2,040)   $    (7,950)
                                               -----------    ===========    ===========

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted               nil            nil            nil
                                               ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                       4,995,029        500,508      2,151,697
                                               ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           Period from July 31, 2000 (date of bankruptcy settlement)
                           through December 31, 2002



                                  Common Stock         Additional
                           -------------------------     paid-in     Accumulated
                              Shares        Amount       capital       deficit         Total
                           -----------   -----------   -----------   -----------    -----------
Stock issued through
   bankruptcy settlement
   on July 31, 2000            500,508   $       501   $     1,999   $      --      $     2,500

Net loss for the period           --            --            --          (1,012)        (1,012)
                           -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2000           500,508           501         1,999        (1,012)         1,488

Net loss for the year             --            --            --          (2,040)        (2,040)
                           -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2001           500,508           501         1,999        (3,052)          (552)

Sale of common stock
   on private placement      4,500,000         4,500          --            --            4,500

Net loss for the year             --            --            --          (4,898)        (4,898)
                           -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2002         5,000,508   $     5,001   $     1,999   $    (7,950)   $      (950)
                           ===========   ===========   ===========   ===========    ===========










The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001
            Period from July 31, 2000 (date of bankruptcy settlement)
                            through December 31, 2002


                                                                                 Period from
                                                                                July 31, 2000
                                                                            (date of bankruptcy
                                                                                 settlement)
                                                  Year ended      Year ended       through
                                                 December 31,    December 31,    December 31,
                                                     2002            2001            2002
                                                 ------------    ------------    ------------
Cash Flows from Operating Activities
   Net loss for the period                       $     (4,898)   $     (2,040)   $     (7,950)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization
       Increase in accrued interest payable                27            --                27
                                                 ------------    ------------    ------------

Net cash used in operating activities                  (4,871)         (2,040)         (7,923)
                                                 ------------    ------------    ------------


Cash Flows from Investing Activities                     --              --              --
                                                 ------------    ------------    ------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                   4,500            --             4,500
   Proceeds from note payable
     to controlling stockholder                         1,500            --             1,500
   Amounts advanced by former officer                    --             2,040           3,052
                                                 ------------    ------------    ------------

Net cash provided by financing activities               6,000           2,040           9,052
                                                 ------------    ------------    ------------

Increase in Cash                                        1,129            --             1,129

Cash at beginning of period                              --              --              --
                                                 ------------    ------------    ------------

Cash at end of period                            $      1,129    $       --      $      1,129
                                                 ============    ============    ============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period             $       --      $       --      $       --
                                                 ============    ============    ============
     Income taxes paid during the period         $       --      $       --      $       --
                                                 ============    ============    ============

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Recapitalization to be funded
       by former controlling stockholder         $       --      $       --      $      2,500
                                                 ============    ============    ============




The accompanying notes are an integral part of these financial statements.
                                                                             F-6

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

The Company's emergence from Chapter 11 of Title 11 of the United States Code on July 31, 2000 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value
- resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities nor operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended.

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

                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note B - Bankruptcy Action - Continued

The Plan, which contemplated the Company entering into a reverse merger transaction, provided that all unsecured creditors would receive "new" shares of the Company's post-reorganization common stock, as defined in the Plan. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Plan, attached to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. The February 11, 2002 change in control transaction complied with the Bankruptcy Court's requirements for a reverse merger transaction and a final letter of discharge from bankruptcy was issued on March 4, 2002.

The Plan's cancellation of all issued and outstanding shares of common stock at the date of the bankruptcy filing and the Plan's issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", change in control involving more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders, qualified the Company to adopt "fresh-start" accounting as of the bankruptcy discharge date whereby only the continuing assets and liabilities of the Company were restated to the fair market value. As of July 31, 2000, by virtue of the confirmed Plan, the only asset of the Company was $2,500 in cash due from the Company's post-bankruptcy controlling stockholder for the recapitalization of the Company, inclusive of all "new" shares issued per the authorization of the Bankruptcy Court.


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

                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note D - Going Concern Uncertainty

The Company has limited post-bankruptcy operating history, minimal cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note E - Summary of Significant Accounting Policies - Continued

2.   Income taxes - continued
     ------------------------

     Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, respectively, the Company has no outstanding warrants and options.


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


Note G - Advances from Stockholder

The Company's former controlling stockholder and sole officer/director made advances to the Company approximately $552 for working capital purposes through February 11, 2002. These advances are non-interest bearing, unsecured and due upon demand.

The Company's current controlling stockholder and chief executive officer has advanced the Company approximately $1,500 for working capital purposes. This advance bears interest at 5.0% per annum, is unsecured and is repayable upon demand. At December 31, 2002, the Company has accrued approximately $27 in interest payable on this debt.

                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note H - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2002 and 2001 and the period from July 31, 2000 (date of bankruptcy settlement) through December 31, 2002, respectively, are as follows:

                                                                 Period from
                                                                July 31, 2000
                                                             (date of bankruptcy
                                                                 settlement)
                                   Year ended      Year ended     through
                                  December 31,   December 31,   December 31,
                                      2002           2001            2002
                                  ------------   ------------   ------------
     Federal:
       Current                    $       --     $       --     $       --
       Deferred                           --             --             --
                                  ------------   ------------   ------------
                                          --             --             --
                                  ------------   ------------   ------------
     State:
       Current                            --             --             --
       Deferred                           --             --             --
                                  ------------   ------------   ------------
                                          --             --             --
                                  ------------   ------------   ------------

       Total                      $       --     $       --     $       --
                                  ============   ============   ============

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $4,900 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)


                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note H - Income Taxes - Continued

The Company's income tax expense for the nine months ended September 30, 2002 and 2001 and the period from July 31, 2000 (date of bankruptcy settlement) through September 30, 2002, respectively, are as follows:

                                                                      Period from
                                                                     July 31, 2000
                                                                  (date of bankruptcy
                                                                       settlement)
                                       Year ended      Year ended       through
                                      December 31,    December 31,    December 31,
                                          2002            2001            2002
                                      ------------    ------------    ------------
Statutory rate applied to
   income before income taxes         $     (1,665)   $       (695)   $     (2,700)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                       --              --              --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                     1,665             695           2,700
                                      ------------    ------------    ------------

       Income tax expense             $       --      $       --      $       --
                                      ============    ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001.

                                                   December 31,    December 31,
                                                        2002            2001
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $      1,665    $      1,000
       Less valuation allowance                          (1,665)         (1,000)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============

During the years ended December 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $665 and $655, respectively.



                (Remainder of this page left blank intentionally)

                                STRATEGIKA, INC.
                        (formerly MIA Acquisition Corp.)
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note I - Capital Stock Transactions

Pursuant to the Debtor's Amended Joint Plan of Reorganization As Of November 15, 1999 (Plan), affirmed by the U. S. Bankruptcy Court - Central District of California - Los Angeles Division on July 27, 2000, the Company "will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares of each Post Confirmation Debtor. The Plan Shares shall all be of the same class. The Plan Shares will be issued ... as soon as practicable after the Creditors [sic] Trustee has determined all Allowed Class 5 Unsecured Claims and calculated the exact number of Plan Shares to be issued to [the Company's post-bankruptcy controlling stockholder] and the holders of Allowed Class 5 Unsecured
Claims...."

Pursuant to the Plan, approximately 65.0% of the Plan Shares were issued to the Company's post-bankruptcy controlling stockholder in exchange for the release of their Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining approximately 35.0% of the Plan Shares were issued to holders of Allowed Unsecured Claims on a Pro Rata basis. A full share was issued in lieu of any fractional share as determined by the settlement calculation.

All of the above  discussed  entities  received an  aggregate  of  approximately
500,508   "new"   shares  of  common   stock  in   settlement   of  all   unpaid
pre-confirmation obligations of the Company and/or the bankruptcy trust.

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