Form 10QSB
period 2003-03-31
STRATEGIKA INC
filed 2003-05-13
CIK 1168556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


              For the quarterly period ended March 31, 2003

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

                      4316 Fairfax Avenue, Dallas, TX 75205
                      -------------------------------------
                    (Address of principal executive offices)

                                 (214) 849-5841
                                 --------------
                           (Issuer's telephone number)

                   300 Crescent Court, Suite 1100, Dallas, TX
                   ------------------------------------------
          75201 (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2003: 5,000,508
                                          -----------------------

Transitional Small Business Disclosure Format (check one):   YES    NO X
                                                                ---   ---

                                Strategika, Inc.

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         14

  Item 3   Controls and Procedures                                           18

Part II - Other Information

  Item 1   Legal Proceedings                                                 18

  Item 2   Changes in Securities                                             18

  Item 3   Defaults Upon Senior Securities                                   18

  Item 4   Submission of Matters to a Vote of Security Holders               18

  Item 5   Other Information                                                 18

  Item 6   Exhibits and Reports on Form 8-K                                  18


Signatures                                                                   19

Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002          20

Part I
Item 1 - Financial Statements

                                Strategika, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2003 and 2002

                                   (Unaudited)

                                                         March 31,    March 31,
                                                           2003         2002
                                                         ---------    ---------
                                     ASSETS
Current Assets
   Cash on hand and in bank                              $   1,066      $ 4,500
                                                         ---------    ---------

     Total Assets                                        $   1,066      $ 4,500
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                              $   1,017      $  --
   Note payable to controlling stockholder                   1,500         --
   Advances from former officer                                552          552
   Accrued interest payable                                     46         --
                                                         ---------    ---------

     Total Current Liabilities                               3,115          552
                                                         ---------    ---------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                              --           --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     5,000,508 shares issued and outstanding                 5,001        5,001
   Additional paid-in capital                                1,999        1,999
   Accumulated deficit                                      (9,049)      (3,052)
                                                         ---------    ---------

     Total Stockholders' Equity                             (2,049)       3,948
                                                         ---------    ---------

     Total Liabilities and Stockholders' Equity          $   1,066      $ 4,500
                                                         =========    =========


                                Strategika, Inc.
                        (a development stage enterprise)
                Statements o f Operations and Comprehensive Loss
                   Three months ended March 31, 2003 and 2002
            Period from July 31, 2000 (date of bankruptcy settlement)
                             through March 31, 2003


                                                                                   Period from
                                                                                  July 31, 2000
                                                                               (date of bankruptcy
                                                Three months      Three months     settlement)
                                                    ended             ended           through
                                               March 31, 2003    March 31, 2002   March 31, 2003
                                               --------------    --------------   --------------

Revenues                                       $         --      $         --     $         --
                                               --------------    --------------   --------------

Operating expenses
   Reorganization expenses                               --                --              1,469
   Professional fees                                    1,017              --              5,788
   Other general and administrative expenses               63              --              1,746
   Interest expense                                        19              --                 46
                                               --------------    --------------   --------------
     Total operating expenses                           1,099              --              9,049
                                               --------------    --------------   --------------

Loss from operations                                   (1,099)             --             (9,049)

Provision for income taxes                               --                --               --
                                               --------------    --------------   --------------

Net Loss                                               (1,099)             --             (9,049)

Other comprehensive income                               --                --               --
                                               --------------    --------------   --------------

Comprehensive Loss                             $       (1,099)   $         --     $       (9,049)
                                               ==============    ==============   ==============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted                  nil               nil              nil
                                               ==============    ==============   ==============

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                          5,000,508         2,950,508        2,415,205
                                               ==============    ==============   ==============


                                Strategika, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
            Period from July 31, 2000 (date of bankruptcy settlement)
                             through March 31, 2003


                                                                                     Period from
                                                                                    July 31, 2000
                                                                                (date of bankruptcy
                                                  Three months      Three months     settlement)
                                                      ended             ended          through
                                                 March 31, 2003    March 31, 2002   March 31, 2003
                                                 --------------    --------------   --------------
Cash Flows from Operating Activities
   Net loss for the period                       $       (1,099)   $         --     $       (9,049)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                       --                --               --
       Increase in accounts payable - trade               1,017              --              1,017
       Increase in accrued interest payable                  19              --                 46
                                                 --------------    --------------   --------------

Net cash used in operating activities                       (63)             --             (7,986)
                                                 --------------    --------------   --------------


Cash Flows from Investing Activities                       --                --               --
                                                 --------------    --------------   --------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                      --               4,500            4,500
   Proceeds from note payable
     to controlling stockholder                            --                --              1,500
   Amounts advanced by former officer                      --               2,040            3,052
                                                 --------------    --------------   --------------

Net cash provided by financing activities                  --               2,040            9,052
                                                 --------------    --------------   --------------

Increase in Cash                                            (63)            4,500            1,066

Cash at beginning of period                               1,129              --               --
                                                 --------------    --------------   --------------

Cash at end of period                            $        1,066    $        4,500   $        1,066
                                                 ==============    ==============   ==============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period             $         --      $         --     $         --
                                                 ==============    ==============   ==============
     Income taxes paid during the period         $         --      $         --     $         --
                                                 ==============    ==============   ==============

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Recapitalization funded by
       former controlling stockholder            $         --      $         --     $        2,500
                                                 ==============    ==============   ==============

                                Strategika, Inc.
                        (a development stage enterprise)

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2002. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                                Strategika, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003.

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

                                Strategika, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, respectively, the Company has no outstanding warrants and options.


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

                                Strategika, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Advances from Stockholder - Continued

The Company's current controlling stockholder and chief executive officer has advanced the Company approximately $1,500 for working capital purposes. This advance bears interest at 5.0% per annum, is unsecured and is repayable upon demand. At December 31, 2002, the Company has accrued approximately $46 in interest payable on this debt.


Note H - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2003 and 2002 and for the period from July 31, 2000 (date of bankruptcy settlement) through March 31, 2003, respectively, are as follows:

                                                                  Period from
                                                                 July 31, 2000
                                                             (date of bankruptcy
                               Three months     Three months      settlement)
                                   ended            ended           through
                              March 31, 2003   March 31, 2002   March 31, 2003
                              --------------   --------------   --------------

     Federal:
       Current                $         --     $         --     $         --
       Deferred                         --               --               --
                              --------------   --------------   --------------
                                        --               --               --
                              --------------   --------------   --------------
     State:
       Current                          --               --               --
       Deferred                         --               --               --
                              --------------   --------------   --------------
                                        --               --               --
                              --------------   --------------   --------------

       Total                  $         --     $         --     $         --
                              ==============   ==============   ==============

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $6,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)

                                Strategika, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

The Company's income tax expense for the three months ended March 31, 2003 and 2002 and for the period from July 31, 2000 (date of bankruptcy settlement) through March 31, 2003, respectively, are as follows:

                                                                          Period from
                                                                         July 31, 2000
                                                                      (date of bankruptcy
                                       Three months      Three months     settlement)
                                           ended              ended          through
                                      March 31, 2003    March 31, 2002   March 31, 2003
                                      --------------    --------------   --------------
Statutory rate applied to
   income before income taxes         $         (375)   $         --     $       (3,075)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                         --                --               --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                         375              --              3,075
                                      --------------    --------------   --------------

       Income tax expense             $         --      $         --     $         --
                                      ==============    ==============   ==============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2003 and 2002.

                                                         March 31,    March 31,
                                                           2003         2002
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                    $ 2,040    $   1,040
       Less valuation allowance                             (2,040)      (1,040)
                                                         ---------    ---------

     Net Deferred Tax Asset                                $  --      $    --
                                                         =========    =========

During the three months ended March 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $375 and $-0-, respectively.



                (Remainder of this page left blank intentionally)

                                Strategika, Inc.
                        (a development stage enterprise)

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

(4)  Results of Operations

We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities to implement our business plan. Our controlling shareholder, Rene Larrave, is under no legal obligation to provide any capital to us. No attempt to raise capital has been undertaken given existing general economic uncertainties, and we can give no assurance that we will be able to raise any funds for our plan of operations. As such, we do not believe that an analysis of our financial condition since our inception through March 31, 2003 would be meaningful.

As of the date of this quarterly report, we have been unable to determine the level of interest of any private investor of financial institution in our securities or proposed plan of operations. If we are unable to secure financing within the next six months, we will be forced to reevaluate the viability of our business plan, which may result in us completely abandoning our proposed plan of operations.

From July 31, 2000 (date of bankruptcy settlement) through March 31, 2003, we have experienced cumulative losses of approximately $9,000, principally for legal and accounting expenses related to our reorganization, our filings with the U. S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the distribution of our equity securities pursuant to the instructions of the Bankruptcy Court.

Accordingly, our financial results, from July 31, 2000 (date of bankruptcy settlement) through March 31, 2003 are not meaningful.

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

(5)  Liquidity and capital resources

At March 31, 2003, we had approximately $1,066 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

The Company's controlling shareholder, Rene Larrave, advanced the Company approximately $1,500 for working capital purposes during the quarter ended September 30, 2002. This advance bears interest at 5.0% per annum, is unsecured and is repayable upon demand. As of March 31, 2003, the Company has accrued approximately $46 in interest payable to Mr. Larrave on this note.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended March 31, 2003.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits

     99.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Strategika, Inc.

Dated: May 13, 2003                                 /s/ Rene Larrave
       ------------                         ------------------------------------
                                                                    Rene Larrave
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

       Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Strategika, Inc. (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Rene Larrave, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

6. I have reviewed this Quarterly Report on Form 10-QSB of Strategika, Inc. for the quarter ended March 31, 2003.

7. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

8. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

9. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Rene Larrave                                             Dated: May 13, 2003
----------------                                                    ------------
Rene Larrave
Chief Executive Officer and
Chief Financial Officer