Form 10QSB
period 2003-06-30
STRATEGIKA INC
filed 2003-08-07
CIK 1168556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


              For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 25, 2003: 5,000,508

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                Strategika, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

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


Part I
Item 1 - Financial Statements

                                Strategika, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2003 and 2002

                                   (Unaudited)

                                                        June 30, 2003    June 30, 2002
                                                        -------------    -------------

                                     ASSETS
Current Assets
   Cash on hand and in bank                             $         268    $       1,570
                                                        -------------    -------------

     Total Assets                                       $         268    $       1,570
                                                        =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                             $        --      $        --
   Note payable to controlling stockholder                      3,000             --
   Advances from former officer                                   552              552
   Accrued interest payable                                        75             --
                                                        -------------    -------------

     Total Current Liabilities                                  3,627              552
                                                        -------------    -------------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                 --               --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     5,000,508 shares issued and outstanding                    5,001            5,001
   Additional paid-in capital                                   1,999            1,999
   Accumulated deficit                                        (10,359)          (5,982)
                                                        -------------    -------------

     Total Stockholders' Equity                                (3,359)           1,018
                                                        -------------    -------------

     Total Liabilities and Stockholders' Equity         $         268    $       1,570
                                                        =============    =============


                                Strategika, Inc.
                        (a development stage enterprise)
                   Statements o f Operations and Comprehensive
             Loss Six and Three months ended June 30, 2003 and 2002
Period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2003

                                                    (Unaudited)
                                                                                                   Period from
                                                                                                  July 31, 2000
                                                                                               (date of bankruptcy
                                 Six months       Six months     Three months     Three months      settlement)
                                   ended            ended            ended            ended           through
                               June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002    June 30, 2003
                               -------------    -------------    -------------    -------------    -------------

Revenues                       $        --      $        --      $        --      $        --      $        --
                               -------------    -------------    -------------    -------------    -------------

Operating expenses
   Reorganization expenses              --               --               --               --              1,469
   Professional fees                   2,055            2,919            1,038            2,919            6,826
   Other general and
     administrative expenses             306               11              243               11            1,989
   Interest expense                       48             --                 29             --                 75
                               -------------    -------------    -------------    -------------    -------------
     Total operating
       expenses                        2,409            2,930            1,310            2,930           10,359
                               -------------    -------------    -------------    -------------    -------------

Loss from operations                  (2,409)          (2,930)          (1,310)          (2,930)         (10,359)

Provision for
   income taxes                         --               --               --               --               --
                               -------------    -------------    -------------    -------------    -------------

Net Loss                              (2,409)          (2,930)          (1,310)          (2,930)         (10,359)

Other
   comprehensive
   income                               --               --               --               --               --
                               -------------    -------------    -------------    -------------    -------------

Comprehensive
   Loss                        $      (2,409)   $      (2,930)   $      (1,310)   $      (2,930)   $     (10,359)
                               -------------    =--==========    =--==========    =--==========    =--==========

Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on
   net loss - basic
   and fully diluted                     nil              nil              nil              nil              nil
                               =============    =============    =============    =============    =============

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted               5,000,508        3,981,171        5,000,508        5,000,508        2,636,316
                               =============    =============    =============    =============    =============


                                Strategika, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002
Period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2003

                                   (Unaudited)

                                                                                    Period from
                                                                                   July 31, 2000
                                                                                (date of bankruptcy
                                                   Six months       Six months      settlement)
                                                     ended            ended           through
                                                 June 30, 2003    June 30, 2002    June 30, 2003
                                                 -------------    -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                       $      (2,409)   $      (2,930)   $     (10,359)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                      --               --               --
       Increase in accounts payable - trade               --               --               --
       Increase in accrued interest payable                 48             --                 75
                                                 -------------    -------------    -------------

Net cash used in operating activities                   (2,361)          (2,930)         (10,284)
                                                 -------------    -------------    -------------


Cash Flows from Investing Activities                      --               --               --
                                                 -------------    -------------    -------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                     --               --              4,500
   Proceeds from note payable
     to controlling stockholder                          1,500             --              3,000
   Amounts advanced by former officer                     --               --              3,052
                                                 -------------    -------------    -------------

Net cash provided by financing activities                1,500             --             10,552
                                                 -------------    -------------    -------------

Increase in Cash                                          (861)          (2,930)             268

Cash at beginning of period                              1,129             --               --
                                                 -------------    -------------    -------------

Cash at end of period                            $         268    $      (2,930)   $         268
                                                 =============    =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period             $        --      $        --      $        --
                                                 =============    =============    =============
     Income taxes paid during the period         $        --      $        --      $        --
                                                 =============    =============    =============

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Recapitalization funded by
       former controlling stockholder            $        --      $        --      $       2,500
                                                 =============    =============    =============

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

If no additional operating capital is received, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to generate sufficient cash flow to repay advances from management and/or significant stockholders, the party advancing funds may elect to take title to any of the Company's future IT (information technology) security solutions to satisfy this debt. An action of this type would significantly negatively impact the Company's ongoing operations.

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

                                Strategika, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by 5.0% or greater stockholders.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, respectively, the Company has no outstanding warrants and options.


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

                                Strategika, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Advances from Stockholder - Continued

The Company's current controlling stockholder and chief executive officer has advanced the Company approximately $3,000 for working capital purposes. This advance bears interest at 5.0% per annum, is unsecured and is repayable upon demand. At June 30, 2003, the Company has accrued approximately $75 in interest payable on this debt.


Note H - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2003 and 2002 and for the period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2003, respectively, are as follows:

                                                                 Period from
                                                                July 31, 2000
                                                             (date of bankruptcy
                                  Six months      Six months     settlement)
                                    ended           ended          through
                                June 30, 2003   June 30, 2002   June 30, 2003
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
                                =============   =============   =============

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $7,300 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)

                                Strategika, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

The Company's income tax expense for the six months ended June 30, 2003 and 2002 and for the period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2003, respectively, are as follows:

                                                                         Period from
                                                                        July 31, 2000
                                                                     (date of bankruptcy
                                        Six months       Six months      settlement)
                                          ended            ended           through
                                      June 30, 2003    June 30, 2002    June 30, 2003
                                      -------------    -------------    -------------
Statutory rate applied to
   income before income taxes         $        (800)   $      (1,000)   $      (3,500)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                        --               --               --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                        800            1,000            3,500
                                      -------------    -------------    -------------

       Income tax expense             $        --      $        --      $        --
                                      =============    =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002.

                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------

     Deferred tax assets
       Net operating loss carryforwards          $       2,500    $       1,000
       Less valuation allowance                         (2,500)          (1,000)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the six months ended June 30, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $820 and $1,000, respectively.



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


(3)  Plan of Operations

Our current business plan sets forth a strategy whereby we anticipate becoming software and services company focused on developing and marketing comprehensive IT (information technology) security solutions to Global 2000 companies. Global 2000 companies are those with annualized revenues of greater than $1 billion. Our "IT security solutions" will be comprehensive in nature and will attempt to cover all relevant aspects of IT security for our clients

Management continues to believe that Strategika's product and service offerings, including tools, methods, frameworks and general services, are becoming critical for our target market in light of an ever growing and interconnected world of computers and as a result of the proliferation of the Internet.

Management believes that large corporations continue to take full advantage of an increasingly interconnected global economy. In line with these developments, there are increased security threats stemming from ever more complex IT components such as system software, hardware, and networks. Complex operating system architectures with security issues, viruses, hackers, electronic eavesdropping, electronic fraud, lax trading partner security, system access breaches, encryption decoding, and many other threats continue to provide us with what management continues to believe that a viable and attractive market continues to exist for our products and services.

Our products and services are designed to be attractive to our target clients, companies with greater than $1 billion in annual revenues, because of the inherent complexity associated with having thousands of employees and networks/computers that span multiple locations, countries, and/or continents. For these companies, having a comprehensive set of tools, methods, and services to control and monitor their IT infrastructure we believe is critical to their success.

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

Strategika will derive its revenue from a subscription-based recurring revenue model that will offer up to the minute R&D capabilities and a set of comprehensive tools, methods, and services for a fixed monthly fee based on the size and complexity of the client's IT infrastructure. Our business plan contemplates a fee structure for our products and services that should range from a minimum of $25,000 per month for a relatively simple IT environment to fees than can exceed $500,000 per month for large, complex environments. Contracts will be negotiated on a case-by-case basis based on the specific needs of each client. Pricing will be largely determined based on the number of people that will be dedicated to the account to deliver the negotiated service levels, the internally developed tools and methods that are to be used in the delivery of these services, and an assigned cost for our ongoing R&D capability. Our fees will be negotiated through yearly contracts.

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

(4)  Results of Operations

We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities to implement our business plan. Our controlling shareholder, Rene Larrave, is under no legal obligation to provide any capital to us. No attempt to raise capital has been undertaken given existing general economic uncertainties, and we can give no assurance that we will be able to raise any funds for our plan of operations. As such, we do not believe that an analysis of our financial condition since our inception through June 30, 2003 would be meaningful.

As of the date of this quarterly report, we have been unable to determine the level of interest of any private investor of financial institution in our securities or proposed plan of operations. If we are unable to secure financing within the next twelve months, we will be forced to reevaluate the viability of our business plan, which may result in us completely abandoning our proposed plan of operations.

From July 31, 2000 (date of bankruptcy settlement) through June 30, 2003, we have experienced cumulative losses of approximately $10,300, principally for legal and accounting expenses related to our reorganization, our filings with the U. S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the distribution of our equity securities pursuant to the instructions of the Bankruptcy Court.

Accordingly, our financial results, from July 31, 2000 (date of bankruptcy settlement) through June 30, 2003 are not meaningful.

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

(5)  Liquidity and capital resources

At June 30, 2003, we had approximately $268 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

The Company's controlling shareholder, Rene Larrave, advanced the Company approximately $3,000, including an additional $1,500 during the current reporting quarter, for working capital purposes. These advances bear interest at 5.0% per annum, is unsecured and is repayable upon demand. As of June 30, 2003, the Company has accrued approximately $75 in interest payable to Mr. Larrave on this note.

We believe that it will take a team of five people approximately six months to develop a robust R&D capability with a minimum set of tools and methods to begin our marketing efforts. During this period, the Company's Security Operations Center (SOC) will also be built and turned operational.

We believe that we will need to raise total capital of approximately $3,000,000 to properly fund the business for an initial 12 months of start-up operations. As of the date of this filing, we continue to be unable to determine the level of interest of any private investor or financial institution in our securities or proposed plan of operations. If we are ultimately unable to secure financing, we will be forced to reevaluate the viability of our business plan, which may result in us completely abandoning our proposed plan of operations.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended June 30, 2003.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Reports on Form 8-K
     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Strategika, Inc.

Dated: August 7, 2003                               /s/ Rene Larrave
       --------------                       ------------------------------------
                                                                    Rene Larrave
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director