Form 10QSB
period 2003-09-30
STRATEGIKA INC
filed 2003-11-14
CIK 1168556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                For the quarterly period ended September 30, 2003

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

                      No. 6, Yuanquan Road, Wuqing New-Tech
                         Industrial Park, Tianjin, China
            --------------------------------------------------------
                    (Address of principal executive offices)

                              (011) 86-22-82137-254
                       ----------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --- ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 29, 2003: 71,998.302.

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                Strategika, Inc.

              Form 10-QSB for the Quarter ended September 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               2

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

  Item 3   Controls and Procedures                                           19

Part II - Other Information                                                  20

  Item 1   Legal Proceedings                                                 20

  Item 2   Changes in Securities                                             20

  Item 3   Defaults Upon Senior Securities                                   20

  Item 4   Submission of Matters to a Vote of Security Holders               20

  Item 5   Other Information                                                 21

  Item 6   Exhibits and Reports on Form 8-K                                  22


Signatures


Part I - Financial Information

  Item 1- Financial Statements

                        STRATEGIKA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS
                                                                                  September 30,     December 31,
                                                                                       2003             2002
                                                                                  -------------    -------------
                                                                                    (Unaudited)        (Audited)
                                                                                  -------------    -------------
CURRENT ASSETS:
      Cash                                                                        $     850,544    $     302,974
      Accounts receivable - related party, net of allowance for doubtful accounts of $12,877 at September 30, 2003 and at December 31,
          2002, respectively                                                          6,550,668        2,562,657
      Other receivables                                                                 188,846          328,491
      Other receivables - related party                                              13,259,172             --
      Current portion of loans receivable - related party                            12,904,473       10,899,102
      Inventories                                                                     2,760,335        4,047,673
                                                                                  -------------    -------------

          Total current assets                                                       36,514,038       18,140,897
                                                                                  -------------    -------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                                            10,085,211       12,757,497
                                                                                  -------------    -------------

OTHER ASSETS:
      Intangible asset, net                                                             364,686          411,094
      Employee advances                                                                 382,173          554,032
      Deposits                                                                        1,633,939        1,934,436
      Loans receivable - related party                                               12,904,473       10,899,102
      Less current portion of loans receivable                                      (12,904,473)     (10,899,102)
                                                                                  -------------    -------------
          Total other assets                                                          2,380,798        2,899,562
                                                                                  -------------    -------------

                      Total assets                                                $  48,980,047    $  33,797,956
                                                                                  =============    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                            $   1,674,036    $   1,962,068
      Accounts payable - related party                                                  802,449          762,694
      Advances from customers                                                              --             60,439
      Wages and benefits payable                                                         25,646          165,936
      Other taxes payable                                                               228,243          210,788
      Accrued liabilities                                                                  --          1,130,569
      Other payable - related party                                                   1,543,237        2,294,168
      Short term notes payable                                                        6,168,477        6,460,190
      Current portion of long term debt                                                 227,517          263,677
                                                                                  -------------    -------------
          Total current liabilities                                                  10,669,605       13,310,529
                                                                                  -------------    -------------

LONG TERM DEBT, net of current portion                                                     --            446,029
                                                                                  -------------    -------------

                      Total liabilities                                              10,669,605       13,756,558
                                                                                  -------------    -------------

MINORITY INTEREST                                                                     7,663,037        4,009,228
                                                                                  -------------    -------------
SHAREHOLDERS' EQUITY:
      Common stock, $0.001 par value, 260,000,000 shares authorized,
          71,998,302 and 32,503,302 shares issued and outstanding, respectively           6,851                1
      Paid-in-capital                                                                 8,906,492        8,906,492
      Statutory reserve                                                                 399,173          399,173
      Retained earnings                                                              21,345,667        6,730,432
      Stock receivable                                                                   (6,850)            --
      Accumulated other comprehensive income (loss)                                      (3,928)          (3,928)
                                                                                  -------------    -------------
          Total shareholders' equity                                                 30,647,405       16,032,170
                                                                                  -------------    -------------
                      Total liabilities and shareholders' equity                  $  48,980,047    $  33,797,956
                                                                                  =============    =============


                        STRATEGIKA, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                      Three months ended              Nine months ended
                                                  ---------------------------    --------------------------
                                                         September 30,                   September 30,
                                                  ---------------------------    ---------------------------
                                                      2003           2002            2003           2002
                                                  ------------   ------------    ------------   ------------
                                                  (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                                                  ------------   ------------    ------------   ------------
REVENUE - RELATED PARTIES                         $ 13,989,470   $  3,359,868    $ 31,775,037   $  7,655,467

COST OF SALES                                        4,309,393      1,568,563      11,338,306      3,296,581
                                                  ------------   ------------    ------------   ------------

GROSS PROFIT                                         9,680,077      1,791,305      20,436,731      4,358,886

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES          903,778        653,295       2,264,622      2,484,306
                                                  ------------   ------------    ------------   ------------

INCOME FROM OPERATIONS                               8,776,299      1,138,010      18,172,109      1,874,580

OTHER INCOME (EXPENSE)                                  25,676       (246,169)         96,936       (231,641)
                                                  ------------   ------------    ------------   ------------

INCOME BEFORE MINORITY INTEREST                      8,801,975        891,841      18,269,045      1,642,939

MINORITY INTEREST                                    1,760,396        178,368       3,653,810        328,588
                                                  ------------   ------------    ------------   ------------

NET INCOME                                           7,041,579        713,473      14,615,235      1,314,351

OTHER COMPREHENSIVE INCOME
                                                  ------------   ------------    ------------   ------------

COMPREHENSIVE INCOME                              $  7,041,579   $    713,473    $ 14,615,235   $  1,314,351
                                                  ============   ============    ============   ============

Weighted average number of shares outstanding       32,503,302     32,503,302      33,072,996     28,110,446
                                                  ============   ============    ============   ============

Earnings per share, basic and diluted             $       0.22   $       0.02    $       0.44   $       0.05
                                                  ============   ============    ============   ============


                        STRATEGIKA INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                                     Number        Common       Paid-in      Statutory
                                                   of shares       stock        capital       Reserve
                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                  -----------   -----------   -----------   -----------
BALANCE, January 1, 2003, audited                   5,000,508   $         1   $ 8,906,492   $   399,173

   Tianshi stock issued to Tianshi shareholders          --           6,850
   6.5 for one shares forward split                27,502,794
   Issuance of common stock to Tianshi
        shareholders due to reorganization         68,495,000
   Cancellation of common stock held by
        Rene Larrave                              (29,000,000)
   Net income
                                                  -----------   -----------   -----------   -----------
BALANCE, September 30, 2003                        71,998,302   $     6,851   $ 8,906,492   $   399,173
                                                  ===========   ===========   ===========   ===========

BALANCE, January 1, 2002, audited                     500,508   $         1   $ 8,906,492   $      --
   (Reflecting the 6.5 to 1 split in 2003)
   Sale of common stock through private
        placement                                   4,500,000
   Net income
                                                  -----------   -----------   -----------   -----------
BALANCE, September 30, 2002                         5,000,508   $         1   $ 8,906,492   $      --
                                                  ===========   ===========   ===========   ===========


                                                                              Accumulated
                                                                                 other
                                                   Retained        Stock     comprehensive
                                                   earnings     receivable   income (loss)     Totals
                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                  -----------   -----------   -----------   -----------

BALANCE, January 1, 2003, audited                 $ 6,730,432   $      --     $    (3,928)  $16,032,170

   Tianshi stock issued to Tianshi shareholders                      (6,850)
   6.5 for one shares forward split
   Issuance of common stock to Tianshi
        shareholders due to reorganization
   Cancellation of common stock held by
        Rene Larrave
   Net income                                      14,615,235                                14,615,235
                                                  -----------   -----------   -----------   -----------
BALANCE, September 30, 2003                       $21,345,667   $    (6,850)  $    (3,928)  $30,647,405
                                                  ===========   ===========   ===========   ===========

BALANCE, January 1, 2002, audited                 $ 5,133,740   $    (3,928)  $    (3,928)  $14,032,377
   (Reflecting the 6.5 to 1 split in 2003)
   Sale of common stock through private
        placement
   Net income                                       1,314,351                                 1,314,351
                                                  -----------   -----------   -----------   -----------
BALANCE, September 30, 2002                       $ 6,448,091   $    (3,928)  $    (3,928)  $15,346,728
                                                  ===========   ===========   ===========   ===========



Note: All common stock shares reflect shares after the 6.5 to 1 split in 2003.


                        STRATEGIKA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                  2003            2002
                                                                              ------------    ------------
                                                                                Unaudited       Unaudited
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $ 14,615,235    $  1,314,351
       Adjustments to reconcile net income  to cash
            used in operating activities:
                 Minority interest                                               3,653,810         328,588
                 Depreciation                                                      749,345         502,228
                 Amortization                                                       46,408          30,220
                 Loss (gain) on sale of assets                                       4,366          (1,784)
            (Increase) decrease in assets:
                 Accounts receivable - related party                            (3,988,011)     (7,204,684)
                 Other receivables                                                 139,645     (15,402,047)
                 Other receivables - related party                             (14,067,143)      1,021,303
                 Inventories                                                     1,287,338      (2,065,759)
                 Employee advances                                                 171,859       3,969,311
                 Decrease in deposits                                              300,497         282,755
            Increase (decrease) in liabilities:
                 Accounts payable                                                 (288,032)      1,147,490
                 Accounts payable - related party                                   39,755        (694,105)
                 Advances from customers                                           (60,439)       (511,361)
                 Wages and benefits payable                                       (140,291)     (1,713,937)
                 Other taxes payable                                                17,455         (83,286)
                 Accrued liabilities                                            (1,130,569)     (2,589,620)
                 Other payables - related party                                  2,487,279      12,769,961
                                                                              ------------    ------------
                        Net cash provided by (used in) operating activities      3,838,507      (8,900,376)
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments on loans receivable - related party                                807,971       7,211,424
       Increases in loans receivable - related party                            (2,005,371)           --
       Sale (purchase) of assets                                                (1,319,635)      1,178,302
                                                                              ------------    ------------
                        Net cash (used in) provided by investing activities     (2,517,035)      8,389,726
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings (payments) on short term notes payable                          (291,713)        (65,732)
       Payments on long term debt                                                 (482,189)        681,626
                                                                              ------------    ------------
                        Net cash (used in) provided by financing activities       (773,902)        615,894
                                                                              ------------    ------------

INCREASE IN CASH                                                                   547,570         105,244

CASH, beginning of period                                                          302,974         329,809
                                                                              ------------    ------------

CASH, end of period                                                           $    850,544    $    435,053
                                                                              ============    ============


NON-CASH FINANCING AND INVESTING ACTIVITIES:
       During the nine months ended September 30, 2003, the Company sold several buildings to a related party through a cancellation of other payable with the net book value of $3,238,210. The sale resulted in a gain of $1,791.

         Non-cash stock issuance in connection with the merger with Tianshi, see
Note 1 for details.

                        STRATEGIKA, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

Background

On August 22, 2003, Strategika, Inc., a corporation organized under the laws of the State of Delaware ("STRATEGIKA"); Tianshi International Holdings Group Ltd., a corporation organized under the laws of the British Virgin Islands ("TIANSHI"); Jin Yuan Li, Wen Jun Jiao and Yu Peng Yan, all Chinese Nationals who are stockholders of TIANSHI (the "TIANSHI Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, STRATEGIKA received from the TIANSHI Stockholders all of the issued and outstanding common stock of TIANSHI in exchange for 68,495,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of STRATEGIKA. As additional consideration, the 29,000,000 shares of the common stock of STRATEGIKA held by Rene Larrave, the sole officer and director of STRATEGIKA prior to the reorganization, were redeemed to STRATEGIKA and dully cancelled by STRATEGIKA.

Pursuant to the Agreement and on the Effective Date, as consideration for the exchange of the TIANSHI Shares, STRATEGIKA issued 68,495,000 shares of restricted common capital stock, par value $0.001 per share, to the TIANSHI Stockholders, representing approximately 95% of the issued and outstanding common capital stock of STRATEGIKA following the time of the issuance. There are currently 71,998,302 issued and outstanding shares of common stock of the reorganized STRATEGIKA.

STRATEGIKA was incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. On February 11, 2002, in connection with a change in control transaction, MIA Acquisition Corp changed its name to Strategika, Inc. Until the Effective Date, STRATEGIKA had only nominal assets and liabilities and was a development stage company attempting to provide network security services to Fortune 1000 listed companies. As a result of the reorganization, STRATEGIKA will continue the business operations of TIANSHI.

TIANSHI was incorporated on March 24, 2003 in the territory of the British Virgin Islands. The following is a description of the various individuals and companies discussed in the footnotes and their relationship to TIANSHI.

Tianshi International Holdings Group Ltd. - British Virgin Island company owned 100% by Li Jinyuan

Li Jinyuan - individual - President and majority shareholder

Li Baolan - individual - Daughter of Li Jinyuan

Tianjin Tianshi Biological Development Co., Ltd. - Chinese joint venture which Tianshi International Holdings Group Ltd. owns 80%

Tianshi Hong Kong International Development Co., Ltd. - Hong Kong company owned 100% by Li Jinyuan

                        STRATEGIKA, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Background (continued)

Tianjin Tianshi Biological Engineering Co., Ltd. - Chinese company owned 49% by Li Baolan and 51% by Tianjing Tianshi Group Co., Ltd.

Tianjin Tianshi Pharmaceuticals Co., Ltd. - Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - Owned 90% by Li Jinyuan and 10% by Li Baolan

On June 18, 2003, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi BIOLOGICAL Development Co., Ltd. ("BIOLOGICAL"). Tianjin Tianshi Biological Development Co., Ltd. is a foreign investment joint venture which is incorporated under the laws of the People's Republic of China ("PRC") on March 27, 1998. The original partners in this joint venture were Tianshi Hong Kong International Development Co., Ltd. incorporated in Hong Kong which owned 80% of the joint venture and Tianjin Tianshi Biological Engineering Co., Ltd, a Chinese company incorporated in the People's Republic of China which owned the remaining 20% of the joint venture. Tianshi Hong Kong International Development Co., Ltd. is owned 100% by Li Jinyuan, the Company's president and major shareholder. Tianjin Tianshi Biological Engineering Co., Ltd is 49% owned by Ms. Li Baolan, the daughter of Li Jinyuan and 51% by Tianjin Tianshi Group Co., Ltd. On June 18, 2003, Tianjin Tianshi Biological Engineering Co., Ltd transferred its 20% interest in the joint venture for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd, a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. On June 18, 2003, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi Biological Development Co., Ltd from Tianshi Hong Kong International Development Co., Ltd. for no consideration. This transfer was made for no consideration since Li Jinyuan is president and sole shareholder of both companies.

The reporting entity

The financial statements in the filings of STRATEGIKA become those of TIANSHI. The consolidated financial statements of Strategika, Inc. and subsidiaries (the "Company") reflect the activities of its 100% owned subsidiary, Tianjin Tianshi International Holdings Group Ltd., and its 80% owned subsidiary, Tianjin Tianshi Biological Development Co., Ltd. The consolidated financial statements of TIANSHI have been presented as if the acquisition of BIOLOGICAL occurred at the beginning of 2002 due to common management and ownership. The consolidated financial statements generally reflect only the activities of Tianjin Tianshi Biological Development Co., Ltd. at its cost since Tianshi International Holdings Ltd., had no operational activities for the nine months ended September 30, 2003 and 2002, respectively. Since STRATEGIKA's continuing operations and balance sheet are insignificant, a pro forma balance sheet at September 30, 2003 and December 31, 2002 and statements of operations for the periods then ended are not presented herein.

                        STRATEGIKA, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

The reporting entity (continued)
--------------------------------

Tianjin Tianshi Biological Development Co., Ltd. is a foreign investment joint venture which is incorporated under the laws of the People's Republic of China. BIOLOGICAL is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. BIOLOGICAL is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term beginning on March 27, 1998 with registered capital of $10,000,000.

TIANSHI owns 80% of its subsidiary BIOLOGICAL. The remaining 20% is owned by Tianjin Tianshi Pharmaceuticals Co., Ltd, a Chinese company and the majority shareholder of this Chinese company is Tianjin Tianshi Group Co., Ltd.

Foreign currency translation
----------------------------

The reporting currency of the Company is the US dollar. BIOLOGICAL's financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(3,928) at September 30, 2003 and December 31, 2002.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

                        STRATEGIKA, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with STRATEGIKA'S audited financial statements and TIANSHI's audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in STRATEGIKA's Form 8-K, dated September 24, 2003.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the nine months ended September 30, 2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                  September 30,   December 31,
                                       2003           2002
                                  -------------   -------------
                                   (Unaudited)      (Audited)
                                  -------------   -------------
Raw material                      $   1,523,878   $   1,765,548
Work-in-progress                        292,284         702,162
Finished goods                          944,173       1,579,963
                                  -------------   -------------
                                  $   2,760,335   $   4,047,673
                                  =============   =============


Note 4 - Supplemental disclosure of cash flow information

No income taxes were paid for the nine months ended September 30, 2003 and 2002, respectively. Interest paid amounted to $361,050 and $370,243 for the nine months ended September 30, 2003 and 2002, respectively.

                        STRATEGIKA, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Related party transactions

Sales
-----

The Company sells a majority of its products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products.

Related party sales amounted to $31,775,037 and $7,655,467 for the periods ended September 30, 2003 and 2002 which represent 100% of total sales for the periods ended September 30, 2003 and 2002, respectively. Related party accounts receivable related to these sales amounted to $6,550,668 and $2,562,657 at September 30, 2003 and December 31, 2002, respectively, net of an allowance for doubtful accounts of $12,877 and $12,877, respectively.

Other receivables
-----------------

The Company is owed additional amounts classified as other receivables from related parties totaling $13,259,172 and $-0- as of September 30, 2003 and December 31, 2002, respectively. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature and are paid off during the year. The Company does not charge interest on these receivables.

Loans receivable
----------------

The Company is also owed amounts classified as loans receivables from related parties totaling $12,904,473 and $10,899,102 as of September 30, 2003 and 2002, respectively. Prior to the year ended December 31, 2000, TIANSHI made cash advances and loans to Tianjin Tianshi Biological Engineering Co which was a 20% shareholder of TIANSHI prior to June 2003 and Tianshi Economic Development Group. In June 2003, Tianjin Tianshi Biological Engineering Co transferred its 20% ownership to another related party. However, the amount owned to TIANSHI still remained outstanding.

There were three loans outstanding as of December 31, 2000 which amounted to $4,840,000, $2,009,773 and $4,926,936. Interest is being charged at 5.31% per annum beginning January 1, 2000. As of September 30, 2003 and 2002 there was accrued interest of $2,379,223 and $1,945,105, respectively, owed on these loans. In August 2003 the Company entered into a payment schedule to pay off the loans by December 31, 2003. Interest income generated from these loans for the nine months ended September 30, 2003 and 2002 amounted to $434,118 and $520,220, respectively.

Accounts payable
----------------

Accounts payable due to related parties amounted to $802,449 and $762,694 at September 30, 2003 and December 31, 2002, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

                        STRATEGIKA, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Related party transactions (continued)

Other payables
--------------

The Company also had amounts classified as other payables due to related parties which amounted to $1,543,237 and $2,294,168 as of September 30, 2003 and 2002, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions incurred with related parties.

Rent expense
------------

As of January 1, 2003, the Company had a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company has agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. The amount of these expenses paid for the nine months ended September, 2003 and 2002 amounted to $317,750 and $121,480, respectively and have been expensed in the accompanying statement of operations under various general and administrative expense accounts. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation


Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Tianshi International Holdings Group Limited is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

On August 22, 2003, Strategika, Inc., a corporation organized under the laws of the State of Delaware ("Strategika"); Tianshi International Holdings Group Limited, a corporation organized under the laws of the British Virgin Islands ("TIANSHI"); Jin Yuan Li, Wen Jun Jiao and Yu Peng Yan, all Chinese Nationals who are stockholders of TIANSHI (the "TIANSHI Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, Strategika received from the TIANSHI Stockholders all of the issued and outstanding common stock of TIANSHI in exchange for 68,495,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of Strategika. As additional consideration, the 29,000,000 shares of the common stock of Strategika held by Rene Larrave, the sole officer and director of Strategika prior to the reorganization, were redeemed to Strategika and dully cancelled by Strategika.

Pursuant to the Agreement and on the Effective Date, as consideration for the exchange of the TIANSHI Shares, Strategika issued 68,495,000 restricted common capital stock, par value $0.001 per share, to the TIANSHI Stockholders, representing approximately 95% of the issued and outstanding common capital stock of Strategika following the time of the issuance. There are currently 71,998,302 issued and outstanding shares of common stock of the reorganized Strategika.

Strategika was incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. On February 11, 2002, in connection with a change in control transaction, MIA Acquisition Corp changed its name to Strategika, Inc. Until the Effective Date, Strategika had only nominal assets and liabilities and was a development stage company attempting to provide network security services to Fortune 1000 listed companies. As a result of the reorganization, Strategika will continue the business operations of TIANSHI.

TIANSHI was incorporated on March 24, 2003 in the territory of the British Virgin Islands. On June 18, 2003, TIANSHI acquired 80% of Tianjin Tianshi Biodevelopment Co. Limited ("Tianshi China") which conducts TIANSHI's main business operations. Tianshi China is a foreign investment joint venture incorporated in the People's Republic of China ("PRC") on March 27, 1998. A joint venture agreement was subsequently signed on July 13, 1998 between Tianshi
(HK) International Limited ("HKCo."), a company incorporated in Hong Kong and 100% owned by Mr. Jin Yuan Li; and Tianjin Tianshi Biological Engineering Co., Limited ("Tianshi Engineering"), a Chinese companies 49% owned by Mr. Jin Yuan Li's daughter Ms. Bao Lan Li and 51% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"). Tianshi Group is a company organized under the PRC laws, located in Tianjin, PRC and 90% owned by Mr. Jin Yuan Li and 10% owned by Ms.

Bao Lan Li. Tianshi China is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a corporation and a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 50 years and registered capital of $10,000,000. Tianshi China was 80% owned by HK Co., and 20% owned by Tianshi Engineering. On June 18, 2003, TIANSHI acquired 80% ownership in Tianshi China from HK Co. The remaining 20% was acquired by Tianjin Tianshi Pharmaceuticals Co., Ltd., a Chinese company with Tianshi Group as its majority shareholder (51%).

Tianshi China is engaged in the manufacturing and production of healthcare products and is based in Tianjin, PRC. Tianshi China is primarily engaged in the research, development, manufacturing and marketing of healthcare products including herbal products, vitamin and mineral supplements and personal care. Since its establishment, Tianshi China has developed 7 major product series and produced 45 types of healthcare products. 27 of them are healthcare food products, all of which have obtained the "Health Food Certificates" issued by the PRC Ministry of Health to be sold in the PRC. The 7 major product series are: High-Calcium Series, Immune System Adjustment Series, Nutrient Supplements Series, Cholesterol Adjustment Series, High-Fiber Series, Heart and Brain Improvement Series and Personal Care Series. Under the High-Calcium series,
Tianshi China has conducted extensive research and developed Tianshi Hyperclycemia High Calcium Nutrient Powder and Tianshi Children High Calcium Nutrient Powder, which have been awarded patents from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0.

Tianshi China has its own research and product development center. It employs professionals in research, product development and innovation. On November 3, 2002, Tianshi China was awarded Quality System Certificate for compliance with the standard "ISO9001:2000" in the area of Design and Development, Production and Service of Food and Healthcare Food in China.

Tianshi China has been conducting the marketing and sales of its products through its affiliate company, Tianshi Engineering in China. Tianshi Engineering is a limited liability company duly incorporated under the laws of PRC, and affiliated with Tianshi China through common ownership of Mr. Jin Yuan Li. Tianshi Engineering markets and sells Tianshi China's products domestically through its 22 branches, representative offices and chain stores and 14 domestic affiliate companies. The Company also markets its products to approximately 90 countries worldwide including the United States, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Belarus, Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia.

RESULTS OF OPERATIONS

General Results of Operations for the nine months ending September 30, 2003

As of September 30, 2003, we had $21,345,667 of retained earnings. As of September 30, 2003, we had cash of $850,544 and reported total shareholders' equity of $30,647,405. For the nine months ending September 30, 2003, we had revenues of $31,775,037 and general, administrative and sales expenses of $2,264,622.

1) SALES increased by $24,119,570, or approximately 315.06%, from $7,655,467 for the nine months ended September 30, 2002 to $31,775,037 for the nine months ended September 30, 2003. The 315.06% increase was results of directly marketing our products international at the end of 2002. By the end of 2003, we sold our products to approximately 90 countries. In addition, we increased our domestic networking sales forces during 2003.


2) COST OF GOODS SOLD. Consolidated cost of goods sold increased by $8,041,725, from $3,296,581 for the nine months ended September 30, 2002 to $11,338,306 for the nine months ended September 30, 2003. Cost of goods sold as a percentage of sales decreased to 35.68% for the nine months ended September 30, 2003, from 43.06% for the nine months ended September 30, 2002. The decrease in cost of goods sold as a percentage of sales was a result of stronger management control over (1) cost of raw material purchases; (2) utilization of raw material and production cost efficiency of production cost; and (3) products quality control.


(3) GROSS PROFIT. Consolidated gross profit increased by $16,077,845, from $4,358,886 for the nine months ended September 30, 2002 to $ 20,436,731 for the nine months ended September 30, 2003. Gross profit as a percentage of sales increased to 64.32% for the nine months ended September 30, 2003 from 56.94% for the nine months ended September 30, 2002. This increase in gross profit as a percentage of sales was the results of increasing sales both in domestic and worldwide and management control on production cost.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $219,684, from $2,484,306 for the nine months ended September 30, 2002 to $2,264,622 for the nine months ended September 30, 2003. The selling and administrative expenses as a percentage of sales decreased to 7.12% for the nine months ended September 30, 2003 from 32.45% for the nine months ended September 30, 2002.The decrease in selling and administrative expenses were due to the decrease in the cost of selling expenses and related selling administrative expense. At the end of 2002, in order to monitor our production's manufacturing and selling functions, our management decided to divide all the sales division to our affiliated company. In results, all the expenses related to sales reduced tremendously for the nine months ended of 2003 comparing to the same period ended 2002.

(5) NET INCOME. Consolidated net income increased by $13,300,884, or approximately 1,031.27%, from $1,314,351 for the nine months ended September 30, 2002 to $14,615,235 for the nine months ended September 30,, 2003. The increase was mainly due to increase in sales and decrease in production cost and in selling and administrative expenses our operation.

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

TIANSHI markets most of its products through various domestic and international business entities that are related to Tianshi China through common ownership. Related party sales amounted to 100% of total sales. Due to the common ownership, there are no formal sales or administrative agreement between Tianshi China and those related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Tianshi China sells part of its products to Tianshi Engineering, which in turn sells them through its 22 representative offices, and 12 other affiliated companies in China. All of these affiliated companies are owned in whole or in part by Jin Yuan Li.

The Company is owed additional amounts classified as other receivables from related parties totaling $13,259,172 and $-0- as of September 30, 2003 and December 31, 2002, respectively. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature and are paid off during the year. The Company does not charge interest on these receivables.


The Company is also owed amounts classified as loans receivables from related parties totaling $12,904,473 and $10,899,102 as of September 30, 2003 and December 31, 2002, respectively. Prior to the year ended December 31, 2000, Tianshi made cash advances and loans to Tianjin Tianshi Biological Engineering Co which was a 20% shareholder of Tianshi prior to June 2003 and Tianshi Economic Development Group. In September 2003, Tianjin Tianshi Biological Engineering Co transferred its 20% ownership to another related party. However, the amount owned to Tianshi still remained outstanding.

There were three loans outstanding as of December 31, 2000 which amounted to $4,840,000, $2,009,773 and $4,926,936. Interest is being charged at 5.31% per annum beginning January 1, 2000. As of September 30, 2003 and December 31, 2002 there was accrued interest of $ 436,525 and $ 521,083, respectively, owed on these loans. In August 2003 the Company entered into a payment schedule to pay off the loans by December 31, 2003.

Accounts payable due to related parties amounted to $802,449 and $762,694 at September 30, 2003 and December 31, 2002, respectively. These amounts were generated from the purchases of raw materials and the Company's transportation costs.

The Company also had amounts classified as other payables due to related parties which amounted to $1,543,237 and $2,294,168 as of September 30, 2003 and as of December 31, 2002, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions incurred with related parties.


As of January 1, 2003, the Company had a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company has agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. The amount of these expenses paid for the nine months ended September, 2003 and 2002 amounted to $317,750 and $121,480, respectively and have been expensed in the accompanying statement of operations under various general and administrative expense accounts. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises.



LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, net cash provided by operating activities was $3,838,507, net cash used in investing activities was $2,517,035, and net cash used in financing activities was $773,902.

For the nine months ended September 30, 2002, net cash used in operating activities was $8,900,376, net cash provided by investing activities was $8,389,726, and net cash provided by financing activities was $615,894.

Net cash provided by operating activities increased by $12,738,883 to $3,838,507 for the nine months ended September 30, 2003, representing a increase of approximately 143.13% compared to $8,900,376 net cash used in operating activities for the same period of 2002. The increase in cash flow from operating activities primarily reflects increasing in revenues for the nine months ended September 30, 2003. This increase was also due to our better management on collection of accounts receivable during this year.

Net cash used in investing activities increased by $10,906,761 to $2,517,035 for the nine months ended September 30, 2003, representing a 130.00% increase, compared to $8,389,726 net cash provided by investing activities for the same period of 2002. The increase in net cash used in investing activities was due to increase other receivable to related party and increase in purchase capital assets.

Net cash used in financing activities increased by $1,389,796 to $773,902 for the nine months ended September 30, 2003, representing a 225.66% increase, compared to $615,894 net cash provided in financing activities for the same period of 2002. The increase in cash used in financing was primarily due to decrease in borrowings from banks and increase in payments on long term debt to banks.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of existing products and general overhead and personnel related expenses to support these activities; (2) continued promotional networking sales activities pertaining to our attempt to increase related revenues; and (3) the development costs of our new products. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2003 fiscal year.



MANAGEMENT ASSUMPTIONS.

Management anticipates, based on internal forecasts and assumptions relating to our operations that existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

EFFECTS OF INFLATION

We are subject to commodity price risks arising from price fluctuations in the market prices of the various raw materials that comprise our products. Price risks are managed by each business unit through productivity improvements and cost-containment measures. Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. This company buys all raw materials in China and sells 50% of our products in China using Chinese Renminbi as the functional currency. Based on China government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.



Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Financial Officer. Based upon that evaluation, the Company's President and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's President and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

Pursuant to the Agreement and Plan of Reorganization between Strategika, Inc. and TIANSHI Stockholders and on the Effective Date, as consideration for the exchange of the TIANSHI Shares, STRATEGIKA issued 68,495,000 shares of restricted common capital stock, par value $0.001 per share, to the TIANSHI Stockholders, representing approximately 95% of the issued and outstanding common capital stock of STRATEGIKA following the time of the issuance. There are currently 71,998,302 issued and outstanding shares of common stock of the reorganized STRATEGIKA.

Item 3 - Defaults on Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended September 30, 2003.

The Company filed an information statement on Form 14C on July 15, 2003, announcing that the Company had received written consents in lieu of a meeting from stockholders representing approximately 89% of our outstanding shares of common stock approving an amendment of our Certificate of Incorporation to effect an increase of our authorized common capital stock from 40 million to 250 million shares.


Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K


         Exhibits

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A report on From 8-K was filed on July 1, 2003, announcing that Strategika, Inc. has elected not to pursue the combination transaction with Capital Financial Group, Inc. as originally reported on February 14, 2003.

A report on Form 8-K was filed on September 24, 2003, announcing the change of control of the Company, the consummation of the reorganization of Strategika, Inc. and the merger with Tianshi International Holdings Group Limited, a corporation organized under the laws of the British Virgin Islands, the election of new directors and the change of the Company's certifying accountant from SW Hatfield to Moore Stephens Wurth Frazer and Torbet, LLP, with address at 1199 South Fairway Drive, 2nd Floor, Walnut, California 91789. This report on Form 8-K also released the audited financial statements of Tianshi International Holdings Group Limited and its subsidiaries for 2001 and 2002.

Subsequently a report on Form 8-K/A was filed on October 24, 2003, conforming and updating the report on Form 8-K filed on September 24, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Strategika, Inc.

Dated: November 12, 2003                      /s/ LI Jinyuan
       --------------                       ------------------------------------
                                            LI Jinyuan
                                            Chairman and President