Form 10KSB
period 2003-12-31
TIENS BIOTECH GROUP USA INC
filed 2004-04-14
CIK 1168556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________________ to _________________________

Commission File Number: 0-49666


                         Tiens Biotech Group (USA), INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                      75-2926439
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


No. 6, Yuanquan Road,
Wuqing New-Tech Industrial Park
Tianjin, China                                               301700
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number: 011-86-22-82137264

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, $0.001 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's  revenues for its most recent fiscal year:  $38,392,208.

         The aggregate market value of 3,503,568 voting Common Shares held by non-affiliates of the issuer was approximately $28,904,584.50 based on the average bid and asked prices of the issuer's Common Shares, $.001 par value, as reported on the NASDAQ SmallCap Market on March 31, 2004.

         As of March 31, 2004, the issuer had outstanding 71,998.586 Common Shares, $.001 par value.

         Documents Incorporated by reference:

         (1) The Information Statement for the amendment to the certificate of incorporation and election of new directors dated December 12, 2003 in Part III of this Form 10-KSB.

         (2) Form 8K/A and Form 8K dated October 24 and September 24, 2003, announcing the change of control and the acquisition of Tianshi China;

         Form 8K dated July 1, 2003, announcing the discontinuation of the combination attempt with Capital Financial Group, Inc.;

         Form 8K dated February 14, 2003, announcing the agreement for the combination attempt with Capital Financial Group, Inc.;

         (3) Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

                  Transition Small Business Disclosure Format: [ ] YES [X] NO

                                TABLE OF CONTENTS

                                                                            Page

PART I
   ITEM 1.  DESCRIPTION OF BUSINESS.........................................   3
   ITEM 2.  DESCRIPTION OF PROPERTIES.......................................  18
   ITEM 3.  LEGAL PROCEEDING................................................  19
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  19
PART II
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  20
   ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS..............................  20
   ITEM 7.  FINANCIAL STATEMENTS............................................  24
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES.......................................  24
   ITEM 8A. CONTROL AND PROCEDURE...........................................  25
PART III
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............  25
   ITEM 10. EXECUTIVE COMPENSATION..........................................  26
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  26
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION...................  27
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.................................  36
   ITEM 14. PRINCIPAL AND ACCOUNTING FESS AND SERVICES......................  36

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens") used the name Strategika, Inc. before the name was changed into Tiens Biotech Group (USA), Inc. effective on February 17, 2004. Strategika, Inc. was incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. On February 11, 2002, in connection with a change in control transaction, MIA Acquisition Corp changed its name to Strategika, Inc. Until September 9, 2003, Strategika, Inc. had only nominal assets and liabilities and was a development stage company attempting to provide network security services to Fortune 1000 listed companies.


On August 22, 2003, Strategika, Inc., and Tianshi International Holdings Group Ltd., a corporation organized under the laws of the British Virgin Islands ("TIANSHI"); LI Jinyuan, JIAO Wenjun and YAN Yupeng, all Chinese Nationals who are stockholders of TIANSHI (the "TIANSHI Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, Strategika, Inc. received from the TIANSHI Stockholders all of the issued and outstanding common stock of TIANSHI in exchange for 68,495,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of Strategika, Inc. As additional consideration, the 29,000,000 shares of the common stock of Strategika, Inc. held by Rene Larrave, the sole officer and director of Strategika, Inc. prior to the reorganization, were redeemed to Strategika, Inc. and dully cancelled by Strategika, Inc.

         TIANSHI was incorporated on March 24, 2003 in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Tianshi China"). Tianshi China is a foreign investment joint venture established under the laws of the People's Republic of China ("PRC" or "China") on March 27, 1998. Tianshi China is classified as a Foreign Invested Enterprises (FIE) in China and is subject to the FIE laws of China. Its legal structure is similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Tianshi China provides for a 50 years term with registered capital of $10,000,000. The original partners in this joint venture were Tianshi Hong Kong International Development Co., Ltd. incorporated in Hong Kong which owned 80% of the joint venture and Tianjin Tianshi Biological Engineering Co., Ltd, a company incorporated in China which owned the remaining 20% of the joint venture. Tianshi Hong Kong International Development Co., Ltd. is owned 100% by LI Jinyuan, Strategika, Inc.'s current president and majority shareholder. Tianjin Tianshi Biological Engineering Co., Ltd is 49% owned by Ms. LI Baolan, the daughter of LI Jinyuan and 51% by Tianjin Tianshi Group Co., Ltd. Which Mr. LI Jinyuan owns 90%, Ms. LI Baolan owns 10% On June 18, 2003, Tianjin Tianshi Biological Engineering Co., Ltd ("Tianshi Engineering") transferred its 20% interest in the joint venture for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd, a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. On June 18, 2003, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi Biological Development Co., Ltd from Tianshi Hong Kong International Development Co., Ltd. for no consideration. This transfer was made for no consideration since LI Jinyuan is president and sole shareholder of both companies.

Description of Business

         TIANSHI conducts its main business operation through its subsidiary Tianshi China. Tianshi China is engaged in the manufacturing and production of healthcare products and is based in Tianjin, PRC. Tianshi China is primarily engaged in the research, development, manufacturing and marketing of healthcare products including herbal products, vitamin and mineral supplements and personal care. Since its establishment, Tianshi China has developed 6 major product series and produced 27 types of healthcare products. Tianshi China has put great emphasis on product quality assurance. On November 3, 2002, Tianshi China was awarded Quality System Certificate for compliance with the standard "ISO9001:2000" in the area of Design and Development, Production and Service of Food and Healthcare Food in China.

Some of the significant events in our business history include:

2003 Tianjin Tianshi Biological Development Co., Ltd. was awarded as Top-100 Enterprise in Health Food Industry of China by Health Food Association of China.

August, 2003 Tianshi Nutrient High Calcium Powder was awarded as Scutcheon Products of Tianjin by Leaders Team of Actualizing Scutcheon Products of Tianjin.

May, 2003 Tianshi Brand nutritious and healthcare food series were recommended as Salable Brand of China by Brand Protect Research and Development Center of China.

March 2003 Tianjin Tianshi Biological Development Co., Ltd. was awarded as Top-50 Enterprise in Food Industry of Tianjin in 2002 by Food Industry Association of Tianjin.

March 2002 Tianshi Brand Spirulina Capsules were recommended as high quality science products by Association Technologie Nouvelle De France.


March 2002 Tianshi Brand Vigor-rousing Capsules were recommended as high quality science products by Association Technologie Nouvelle De France.

March 2002 Tianshi Brand Cordyceps Mycelium Capsules were recommended as high quality science products by Association Technologie Nouvelle De France.

September 2002 Tianshi Chitosan Capsules were recommend as high-quality products by The US Council of International Quality Authentication.

September 2002 Tianshi Chitosan Capsules were proved to be Recommended Products For International Trade by U.S. Asia Economic Trade Cooperation Committee.

September 2002 Tianshi Chitosan Capsules were accepted by the International Exchange Exhibition by the U.S. Los Angeles Chinese Merchandise Exhibition Center.

May 2001 Tiens Slimming Tea was approved as Recommended Product For TV Commercials of 21 Century Health Family Preferred Product by Health Food Association of China.

September 2000 Tianshi Vigor-Rousing Capsule was awarded as Gold Prize in Secondary New and Special Medicine and Healthcare Products Exhibition.

Tianshi China has its own research and product  development  center.  It employs
highly  qualified   professionals  in  research  and  product   development  and
innovation.

         Tianshi China has been conducting the marketing and sales of its products through its affiliate company Tianshi Engineering in China. Tianshi Engineering is a limited liability corporation duly incorporated under the laws of PRC, and affiliated with Tianshi China through common ownership of Mr. LI Jinyuan. Tianshi Engineering markets and sells Tianshi China's products in China domestically through its 22 branches, representative offices and chain stores and 12 domestic affiliate companies. Tianshi Engineering owns the affiliate companies. Please see the Related Party Transactions section for details.

         Prior to formally obtaining export license rights for its healthcare products to overseas purchasers in September 2002, Tianshi China sold its products to approximately 60 countries worldwide through Tianshi Engineering. Tianshi Engineering has export rights according to the PRC laws. From October 2002 to June 18, 2003, Tianshi China sold its products directly to approximately 90 countries worldwide. Tianshi China's export license needs to be renewed due to the change of ownerships. An application for a new export license was received in January 2004. From June 19, 2003 to December 31, 2003 Tianshi China sold its products internationally through Tianshi Engineering.

         Both Tianshi China and Tianshi Engineering receive administrative support from Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), which is a company organized under the PRC laws, located in Tianjin, PRC and 90% owned by Mr. LI Jinyuan, 10% by LI Baolan. According to internal arrangements, Tianshi China pays Tianshi Group 1% of its annual sales income (excluding value added taxes "VAT") for the administrative services except officers provided by Tianshi Group and the use of Tianshi Group's administrative building.

Business and Industry Overview
------------------------------

         With increase in world population and global economic development, the need for health food products is not only limited to malnutrition (mostly for developing countries), but also covers balance nutrition and the inter-relationship between nutrition intakes and sicknesses (mostly for developed countries). Health problems have become a major concern worldwide. As such, we believe there is a developing market for health products worldwide. Tianshi China has developed its products to capture this increasing, yet geographically differentiated, market demand for health food products. Since 2000, in China, due to the fast economic development, health problems have become a main concern for the society. People are more aware of the importance of vitamins and minerals balances. Vitamins are the necessary organic compounds for maintaining a human body's normal functions. There are many types and varieties of them, contained in many types of natural foods. Food intake imbalance could cause a long term lacking of one or several types of vitamins, which could in turn result in indigestion or other bodily disorders. Minerals operate with vitamins and other nutrient elements of the human body to maintain the PH balances, stimulate nerves and muscle systems. The human body needs to maintain proper chemical balance, and this balance depends on the mineral balance in our body. As such, Tianshi China believes that its vitamins and minerals line of products will have extensive potential in markets in both China and many developing countries worldwide.


After China's accession into WTO, the markets of all kinds of products will be globalized integrating the sales in markets in China and overseas. There are more opportunities for our enterprises to enter into the international markets. Some major components of Tianshi China's products, i.e. lecithin, ginkgo extract, and melatonin, are gradually being recognized by international market as beneficial food supplement to human body. The current estimate for the North American vitamins, minerals, and supplements market is $17.7 billion according to Global Information Inc.'s vertical market research report. Market demand for vitamins, herbal/botanical products, sports nutrition, meal supplements, minerals, and specialty products is expected to increase over the next 5 to 8 years.


CURRENT PRODUCTS
----------------

         Since its incorporation in 1998, Tianshi China has been strengthening its technological capacities to enable sustained product innovation. It has developed and produced 27 types of health food products, all of which have obtained the "Health Food Certificates" issued by the PRC Ministry of Health to be sold in China.

The 27 health food/food products:

     Twenty three products have "Wei Shi Jian Zi" Health Food Certificates. They are:

Tianshi Nutrient High Calcium Powder                          No. 240  (1997)
Tianshi Hyperglycemia High Calcium Powder                     No. 425 (1997)
Tianshi Children Nutrient High Calcium Powder                 No. 241 (1997)
Tianshi Clearing Throat Granular Drink                        No. 432 (1998)
Tianshi Vigor-Rousing Capsule                                 No. 0455 (1999)
Tiens Slimming Tea                                            No. 0393 (1999)
Tiens Iron Supplement                                         No. 741 (1997)
Tiens Spirulina Tablets                                       No. 779 (1997)
Tiens Spirulina Capsules                                      No. 780 (1997)
Tianshi Beneficial Capsule                                    No. 156 (1998)
Tianshi Zinc Cream Supplement                                 No. 194 (1998)
Tianshi Cordyceps Fermented Mycelium Capsules                 No. 228 (1998)
Tianshi Chitosan Capsule                                      No. 330 (1998)
Tianshi Beautiful Dream Drink                                 No. 448 (1998)
Tianshi Vitality Softgel Capsule                              No. 470 (1998)
Tianshi Three-high Comfortable Capsule                        No. 0186(1999)
Tianshi Antilipemic Tea                                       No. 229 (1998)
Tianshi Calcium Chewable Tablets                              No. 0420 (1999)
Tianshi Beauty Capsule                                        No. 0638 (2000)
Tianshi Catabatic Press Tea                                   No. 0184 (2001)
 Tianshi Lecithin High Calcium Capsules                       No. 426 (1997)
Ginkgo Leaf Film Coating Tablats                              No. 0550 (2002)
Tianshi Calcium Chewable Tablets                              No. 0693 (2002)

Four products have "Wei Shi Zi" License:
Tianshi Double Cellulose Tablet
Tianshi High Calcium Milk Powder
Tianshi High Calcium Gourmet Powder
Tiens Seabuckthorn Oil Gel

         Two Health Licenses cover all these 27 products: the `Jin Wei Jian Zheng Zi' 2003, No.0006 and the `Wu Wei Shi Zi' 2003, No.2200306

         The governmental approval process in the PRC for a newly developed health product is as follows: a product sample is sent to a clinical testing agents designated by the PRC Ministry of Health, which conducts extensive clinical testing and examinations to verify if the product has the specified functions as stated. A Report will be issued by the clinical testing agent confirming or negating such functions. It generally takes six months to one year for the Report to be issued. This Report then has to be submitted to a provincial Health Management Commission for approval. A letter of approval issued by the provincial Commission will then have to be submitted to the PRC Ministry of Health for the issuance of a "Health Food Certificate". This Certificate authorizes the sales and marketing of the product in the PRC. The whole process generally takes one and a half to two years.

Trademarks, Licenses and Concessions
------------------------------------

         o We have registered our products under the logo "Tiens" with the State Administration of Industry and Commerce.

         o Tianshi China is considered to be a foreign investment joint venture by the PRC government and receives special income tax incentive treatment from both the local (Wuqing County and central government in China.

         o Under the High-Calcium series, Tianshi China has conducted extensive research and developed Tianshi Hyperglycemia High Calcium Nutrient Powder and Tianshi Children High Calcium Nutrient Powder, which have been awarded patents from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0

         The 6 major product series of the Company are: High-Calcium Series, Immune System Adjustment Series, Nutrient Supplements Series, Cholesterol Adjustment Series, High-Fiber Series, Heart and Brain Improvement Series.

HIGH-CALCIUM SERIES

         The sale of this product series, on average, generates 45.78% of the total revenue of Tianshi China. The main raw materials for the manufacturing of this product series are fresh ox backbone currently supplied by a local Chinese company in Hebei at the price of RMB1.75 per kilogram; and pumpkin power.

         The main products under this series are: Tianshi Nutrient High Calcium Powder and Tianshi Hyperglycemia High Calcium Powder.

         Nutrient High Calcium Powder consists of all natural ingredients, with high content of fresh ox backbone. Every 100 grams contain more than 400 mg of clean and unpolluted calcium. The extracted calcium reacts with amino acid, forming amino acid calcium chelate, which can directly enter pericellular membrane of small intestines resulting in quick absorption by human body to increase bone density. It contains abundant protein, amino acid, vitamins and trace elements, which regulates the human functions at cellular level, and significantly increases the body's immune capacity. Its current domestic price is RMB70 per 10 sachets.

         Hyperglycemia High Calcium Powder was especially developed for those people who suffer from hyperglycemia. Its calcium content is 3600 milligrams/100 grams. Pumpkin powder was added to stimulate the pancreas to excrete insulin in helping restrain increasing protein level in blood resulted from diabetes. Its current domestic price is RMB90 per 10 sachets.


NUTRIENT SUPPLEMENT SERIES

         The sale of this product series, on average, generates 32.49% of the total revenue of Tianshi China. The main raw materials for the manufacturing of this product series are egg-protein powder currently supplied by a local Chinese company in Dalian, at the price of RMB60 per kilogram; glucose currently supplied by a local Chinese company in Tianjin at the price of RMB6.8 per kilogram; and lactic Zinc currently supplied by a local Chinese company in Shijiazhuang at the price of RMB21 per kilogram.

         Tianshi Zinc Cream Supplement is the main product under this product series. Every tablet contains the daily Zinc need of the human body, in around 0.8-1.2 milligrams of Zinc/tablet. In considering that intake food containing Zinc with protein helps the quick absorption of Zinc by the human body, the Zinc Cream Supplement is made of egg-protein powder, lactic Zinc and glucose. Tianshi China chooses lactic Zinc as the Zinc supplement because it can be dissolved in water, quick absorption by the human body, and will not be affected by other acidic elements in the human body. Egg-protein and glucose also helps fast body absorption of Zinc. Its current domestic price is RMB36 per 60 tablets.

CHOLESTEROL ADJUSTMENT SERIES

         The sale of this product series, on average, generates 16.40% of the total revenue of Tianshi China. The main raw materials for the manufacturing of this product series are green tea leaves currently supplied by a local Chinese enterprise in Fujian at the price of RMB28 per kilogram; and choice grape vines.

         The main products under this series are: Tianshi Vigor-Rousing Capsule and Tianshi Antilipemic Tea.

         The main content of Vigor-Rousing Capsule is grape alcohol which is extracted from selected grape vines by using the following technologies: biological inducing technology that ensures that the planted grape vines have higher content of grape alcohol; and airproof packaging technology which allows the separated grape alcohol extracts to be packaged airproof so as to ensure its quality stability, storage and usage. The grape alcohol stimulates smooth blood circulation; decreases blood precipitates onto blood vessel membranes; helps maintain the proper functioning of hematoblast by reducing its thickness. In addition, it protects cholesterol in the blood oxidize so as to prevent artery hardening. Internal research shows that grape alcohol contained in one Vigor-Rousing Capsule is more than the amount contained in a bottle of wine. Its current domestic price is RMB168 per 60 capsules.

         The Antilipemic Tea is made of extracts from natural herbal essences. It is a green tea product, combined with selected various Chinese medicines, which serves the purposes of reducing cholesterol and helping digestion. Its current domestic price is RMB75 per 20 sachets.

HIGH-FIBER SERIES

         The sale of this product series, on average, generates 4.48% of the total revenue of Tianshi China. The main raw material for the manufacturing of this product series are corn fiber powder currently supplied by a local Chinese enterprise in Tianjin at the price of RMB11 per kilogram.

         Tianshi Double Cellulose Tablet is the main product under this series. Food fiber stimulates bowel movements and prevents constipation. It mainly consists of non-dissolvable food fiber (corn fiber) and dissolvable fiber (glucose), plus raw powder. The non-dissolvable fiber goes into intestines stimulating bowel movements while dissolvable fiber absorbs and clears away the harmful germs and toxicants in small intestines. It reduces the intestinal absorption of sugar and fat cholesterol. As such, it helps prevent constipation as well as artery hardening and coronary heart disease. Its current domestic price is RMB68 per 60 tablets


IMMUNE SYSTEM ADJUSTMENT SERIES

         The sale of this product series, on average, generates 0.30% of the total revenue of Tianshi China. The main raw materials for the manufacturing of this product series are Cordyceps powder currently supplied by a local Chinese company in Jiangxi at the price of RMB140 per kilogram; and Chitosan currently supplied by a local Chinese company in Shanghai at the price of RMB98 per kilogram.

         The main products under this series are: Tianshi Cordyceps Mycelium Capsule and Tianshi Chitosan Capsule.

         The Cordyceps Mycelium Capsule is made of purified cordyceps mycelium powder using biological technologies. According to the PRC Chinese Traditional Medicines Compilation and various other publications, cordyceps serves the purpose of resisting tiredness by toning the kidney and nourishing the lungs. The capsule eliminates fatigue quickly by breaking down the fatigue-causing substances in the muscles, fights against oxygen deficiency, improves human body's movement capacity and guards against angiosclerosis, heart trouble and neurasthenia. Its current domestic price is RMB148 per 100 capsules.

         The Chitosan Capsule contains more than 85% of Chitosan extracted from crab-shells. It uses crab-shell food fiber to absorb excess fats or sugars in the human body, also it carries a special type of electropositive animal fiber, which compounds with chlorine from the excess intake of salts and helps discharge the excess salts from the body. These functions effectively control high blood pressure caused from excess intake of salts. The capsule absorbs heavy metal elements in the human body, so as to eliminate toxic elements from the body and stimulates proper digestion functions. It also improves gastrointestinal function in effectively absorbing nutritional elements and strengthens the functions of liver. Its current domestic price is 128 per 100 capsules.

HEART AND BRAIN SERIES

         The sale of this product series, on average, generates 0.55% of the total revenue of Tianshi China. The main raw materials for the manufacturing of this product series are carrot powder currently supplied by a local Chinese company in Tianjin at the price of RMB59 per kilogram; plantule oil currently supplied by a local Chinese company in Guangzhou at the price of RMB170 per kilogram; and lecithin currently supplied by a local Chinese company in Beijing at the price of RMB32 per kilogram.

         The main products under this series are: Tianshi Beneficial Capsule and Tianshi Vitality Softgel Capsule.

         Tianshi Beneficial Capsule consists of carrot powder, vitamin C and various Chinese herbal essences. It combines the Chinese traditional medicine with modern medical research to serve the purpose of hypoxia prevention. It can be used in treatment of all kinds of cardiovascular, hyperglycemia, and cerebrovascular diseases. Its current domestic price is RMB160 per 150 capsules.

         Vitality Softgel Capsule is a new generation healthcare food product made of wheat plantule oil, lecithin and compounded carrot extracts. In particular, high technologies are used in extracting the wheat plantule oil. It prevents tiredness and slows down caducity. Its current domestic price is RMB98 per 30 capsules.

Suppliers

         At present, Tianshi China has established long-term stable relationships with most of its suppliers. In addition, the raw materials required for the manufacturing of its products are relatively easy to find and alternative suppliers are convenient to locate. Therefore, there is no formal agreement signed between Tianshi China and any of its suppliers. Our primary suppliers of materials which are used to manufacture our products are located within an approximately 200 mile radius. Similar supplier companies are located in the same area as the above suppliers. Consequently, we do not believe that we would have any difficulty in locating alternative suppliers.

Our current major suppliers are:
     Our primary suppliers of materials
     Material ox backbone
     Supplier location: Hebei It is located within an approximately 200 km.

     Material cordyceps mycelium powder Supplier location Tianjin It is located within an approximately 50 km.

     Material milk powder
     Supplier location Beijing
     It is located within an approximately 150 km.



FUTURE PRODUCTS:
----------------

         Tianshi China has additional products under development including an eye-care capsule which contains various vitamins and minerals helping youth with near-sightedness; and vitamin and mineral supplement tablets which supplement the daily vitamins and minerals intake to maintain equilibriums in the human body. Within the next few years, we expect these products will be launched into markets.

R&D expense displayed below is accounted for through related party of Tianshi China. We plan to take over all R&D functions starting 2004.
2001-US $1,270,000
2002- US $993,000
2003- US $2,167,000
It will need to spend at least US $2,542,000 to complete research and development.

We anticipate hiring more than 30 employees over the next 12 months to accomplish our research and development projects.

Business Development Strategy - Marketing and Distribution
----------------------------------------------------------

         By the operation of Tianshi China, one of TIANSHI's primary business strategies has been to develop strong direct sales or Internet distribution networks both domestically and internationally through Tianshi Engineering's and Tianshi China's affiliated companies. Tianshi China is primarily engaged in the manufacturing of healthcare products. Tianshi China sells all of its products to its affiliate company, Tianshi Engineering for the domestic and international markets. Tianshi Engineering in turn sells the products to end-users domestically through chain stores, and internationally through an extensive direct sales force of its overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. This distribution network has reached almost every province in China and about 170 countries worldwide. TIANSHI believes that direct sales industry is a fast growing worldwide industry with dramatic growth potentials in the next decade. Based on a study conducted by Mary Kay Inc. (a direct sales company), by the year of 2007, the worldwide direct sales market will reach US$200 billion, and direct sales distributors will reach 60 million people. For those heavily populated countries, such as, China, Russia and South American countries, direct sales industry is developing at an increasing speed. Within the past four years, direct sales distributors for different products have increased from 14 million people to 31 million people worldwide, and in average 300,000 people join the industry every month. The advantages of direct sales are: (1) the direct sales concept has been generally accepted and supported in many countries; (2) internet provides dramatic growth potentials for direct sales networks; (3) direct sales provides distributors with more flexibility in time and place when they work; and (4) distributors are controlling the sales themselves. Currently, TIANSHI and its affiliates are planning to set up an online system among thirty-one (31) provinces in China. This system will integrate the traditional direct sales by generating a multi-channeled distribution network for the sales of products of TIANSHI.

         Commencing from the beginning of 2003, the business development plan of TIANSHI is focused on further market expansion on the international arena. TIANSHI will target developing countries in Southeast Asia, Africa, and Northeast Europe, giving consideration of its overall market capabilities and targeted consumer groups. TIANSHI plans to enter these overseas markets by setting up overseas offices or branches to better help its local direct sales distributors. To achieve this international expansion, TIANSHI will focus on its product research and development, online direct sales system, and quality assurance of its products. At present, TIANSI has already sold its products in China, the United States, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Belarus, Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia.

         In terms of products, TIANSHI will focus marketing on the following four products: Tianshi Spirulina Capsule, Tianshi Nutrient High Calcium Powder, Tianshi Vitality Softgel Capsule and Tianshi Cordyceps Mycelium Capsule.

Competition:
------------

         TIANSHI adopts the approach of multi-leveled direct sales networks internationally. Though carrying different kinds of products, its main competitors are some of the world-renowned direct sales companies, such as, Amway, Avon, Mary Kay, Nu Skin, Herbalife, RunRider and SunHope.

         TIANSHI's competitive strengths that will enable it to benefit from the increasing demand for healthcare products include:

         o        Quality and size of manufacturing facilities;
         o        Developed multi-channeled direct sale distribution network;
         o Customer orientated business operation and market driven response system;
         o        Products quality assurance system;
         o        Worldwide education and staff training system;
         o        Worldwide information technology system; and
         o        Extensive product research and development efforts.

Government Regulation:
----------------------

         TIANSHI's products are mostly classified as health food. In most countries, sales of such products are usually considered under the categories of general commodities, which do not require specific permits or under strict regulations applied to drugs or medicine. Since TIANSHI and its subsidiary Tianshi China are only engaging in manufacturing and production for healthcare food, which business do not involve sales activities (all the sales activities are conducted by affiliate companies), the local approval issues are dealt with by the Company's local affiliates.

         In some countries, direct sales (or multi-level marketing) is highly regulated or prohibited. Since TIANSHI and its subsidiary Tianshi China are only engaging in manufacturing and production for healthcare food, which business do not involve any direct sales operation with all the direct sales operation are conducted by affiliate companies. All of TIANSHI and Tianshi China's affiliate companies overseas are legally registered in countries that do not prohibit direct sales model. In China, on February 9, 2004, a high ranking official from the Ministry of Commerce of P.R. China revealed at a Sino-America Business seminar that China plans to set up regulation for direct sales model within Year 2004. The new regulation will rule out illegal direct sales companies while encouraging legal direct sales companies. TIAHSHI expects a favorable impact on its business development by the new regulation.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

TIANSHI's subsidiary operates from facilities that are located in the People's Republic of China. Accordingly, our subsidiary's operations must conform to the governmental regulations and rules of China.

Environmental Compliance

We are subject to the People's Republic of China's national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing operating is in compliance with all applicable environmental laws, including those laws relating to air, water, and noise pollution.

Government  Review and  Approvals  and  Applicable  Laws in China  Affecting Our
Subsidiary: The Chinese government's involvement and influence in the operation of joint venture companies is limited to a well defined legal/bureaucratic infrastructure in three areas operated through three separate State entities:

1. Review by Foreign Investment Commission
Foreign Invested Enterprise or joint ventures must be reviewed by the Foreign Investment Commission, or its delegate, for approval as a Foreign Invested Enterprise. Changes in ownership identity or registered capital of a Foreign Invested Enterprise must be reviewed and approved by the Foreign Investment Commission.

2. Industrial and Commercial Registration Administration Bureau
A Foreign Invested Enterprise must have a business license to operate, which is issued by the Industrial and Commercial Registration Administration Bureau. In addition, any change in a Foreign Invested Enterprise's ownership must be reported to this bureau for a reissue of a business license.

3. Laws Associated with State-Owned Enterprises
The Chinese partners in joint venture Foreign Invested Enterprise companies or Sino-Foreign Equity Joint Ventures may be State-Owned Enterprises. State-Owned Enterprises have defined rights and areas of authority regarding a joint venture as set forth in the joint venture's articles of association and the joint venture contract. As such, the Foreign Investment Commission and the Industrial and Commercial Registration Commission have a limited, defined area of operation, responsibility, and authority. As discussed below, none of these State entities has the ability to change the laws, the articles, or the contracts governing the rights, obligations, operation, or existence of joint venture companies. Further, the minority partners in our joint venture companies are not State-Owned Enterprises. As a non-State-Owned Enterprise, the minority partners have no direct relationship with the People's Republic of China government.

Sino-Foreign Invested Enterprise Laws: FIE Laws

Tianshi CHINA is a Sino-Foreign Equity Joint Venture established under the law of the People's Republic of China in accordance with the People's Republic of China Sino-Foreign Equity Joint Ventures Law, or EJV Law. Article 2 of the EJV Law, which provides as follows:

         The Chinese Government, pursuant to the provisions of agreements, contracts, and articles of association that it has approved, shall protect in accordance with the law, the investments, distributable profits, and other lawful rights and interests of foreign investors.

Further, the EJV Law provides:
         The State shall not subject joint ventures to nationalization or expropriation. In special circumstances, however, in order to meet the requirements of the public interest, the State may carry out expropriation against a joint venture in accordance with legal procedures, but corresponding compensation must be made.

The first provision set forth above reflects the principle that the State must protect the interest of the foreign investor based upon an approved Joint Venture Contract and Articles of Association. This would extend to the control provisions in the contracts and articles, as control is one of the rights and interests of the foreign investor in a majority-owned EJV. The second statement reflects the power that all national governments, including that of the United States, reserve to them.

In addition, Article 33 of the Implementing Regulations to the Equity Joint Venture Law provides that "the highest authority of a Joint Venture shall be its board of directors, which shall decide all major issues concerning the Joint Venture." Thus, control over the Joint Ventures is vested in the board of directors, not in the State. While it is true that the State retains ultimate control of State-Owned Enterprises, Equity Joint Ventures are not State-Owned Enterprises, but are an entirely separate category of enterprise under the law of the People's Republic of China. While the State can influence the operations of a joint venture where a Chinese party is a State-Owned Enterprise, legally it can do so only through the party's representatives on the Joint Venture board of directors.

Foreign Companies Doing Business in China
There are three standard  investment  vehicles for foreigners  doing business in
China:
o        Equity Joint Venture
o        Cooperative or contract Joint Venture
o        Wholly Foreign-Owned Enterprise

Each of these investment vehicles is known as a Foreign Invested Enterprise. The applicable legal framework for the establishment and continuation of Foreign Invested Enterprise laws is as follows:

     General    - People's Republic of China Foreign Economic Contract Law

     Accounting - People's Republic of China Accounting Law
                - Laws Concerning Enterprises with Foreign Investments
                - The General Accounting Standard for Enterprises
                - The Specific Accounting Standards

     Equity Joint
     Venture    - People's Republic of China Sino-Foreign Equity Joint
                    Venture Law
                - People's Republic of China Sino-Foreign Equity Joint
                    Venture Law Implementing Regulations

     Cooperative
     Venture    - People's Republic of China Sino-Foreign Cooperative Joint
                    Venture Law
                - Detailed Rules for the Implementation of the People's Republic
                    of China Sino-Foreign Cooperative Joint Venture
                    Law Regulations

     Wholly Foreign-
     Owned
     Enterprise - People's Republic of China Wholly Foreign-Owned Enterprise Law
                - Implementing Rules of the Wholly Foreign-Owned Enterprise Law
                - Interpretations on Various Provisions Concerning the
                     Implementing Rules of the Wholly Foreign-Owned
                     Enterprise Law




The Chinese Legal System
The practical effect of the People's Republic of China's legal system on our business operations in China can be viewed from two separate but intertwined considerations.

First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Therefore, as a practical matter, a Foreign Invested Enterprise needs to retain or have ready access to a local Chinese law firm for routine compliance purposes.

Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not co-existent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise's financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with Generally Accepted Accounting Auditing Standards.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.


Earnings and Distributions of the FIE's
Both the Foreign Investment Equity Joint Venture laws and the Wholly Foreign-Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in Chinese Foreign Invested Enterprises.

Article 7 of the People's Republic of China Sino-Foreign Equity Joint Venture Law requires that profits of an equity joint venture be distributed among the parties in proportion to their respective contributions to registered capital. These distributions are made from net profits after deducting from gross profits, a reserve fund, a bonus and welfare fund for workers and staff, and a venture expansion fund, all as stipulated in the venture's Articles of Association. The Yi Wan joint venture Articles of Association provide in Chapter 7, Article 43, that allocations for these statutory funds be determined by the Board of Directors each year "...according to the actual business situation and profitability of the Joint Venture from after-tax profit."

Article 10 of the People's Republic of China Sino-Foreign Equity Joint Venture Law allows the net profit which a foreign investor receives as its share of the Foreign Investment Equity Joint Venture profit to be "remitted abroad in accordance with foreign exchange control regulations...." Logistically, when the statutory funds are allocated in accordance with Article 43, and any loans are repaid by the joint venture in accordance with the terms thereof, the after-tax profits of the joint venture are distributed based upon the ratio of each party's registered capital. The profits are decided by the board of directors, whether for distribution or for the expansion of the joint venture's business; provided, however, that where profits are used for expansion, the board of directors are required to distribute the profits that are available for distribution in an amount sufficient to enable each party to pay the tax liabilities, if any, that they each may incur with respect to the joint venture's profits.

If the joint venture has incurred losses in previous years, the profits of the current year must be first used to make up losses. The joint venture cannot distribute profits until the previous losses are made up. Remaining profits from previous years may be added to the current year for profits distribution, or for distribution after making up the current year deficit. The profits of a party may be used for further investment inside China or may be remitted outside China.

Where the joint venture has foreign currency available for profit distribution, each party can receive an amount of foreign currency in proportion to its respective contribution to registered capital. The joint venture must assist each party, upon request, in exchanging profits available for distribution in RMB into United States Dollars using the Foreign Exchange Adjustment Centers and any other reasonable methods that may be available to the joint venture or any party. The costs of cash exchanges are the responsibility of the party receiving the foreign currency profit distribution. All profits distributed to TIANSHI in foreign currency are freely remittable outside of China to a bank account designated by TIANSHI.


Similarly, Article 19 of the People's Republic of China Wholly Foreign Owned Enterprise Law provides that a foreign investor may remit abroad profits that are earned by a Foreign Invested Enterprise, as well as other funds remaining after the enterprise is liquidated.

Because Tianshi China is 80% owned by Tianshi International Holdings Group Ltd. which is wholly owned by Tiens Biotech Group (USA). Inc. Tianshi International Holdings Group Ltd. Is a controlled foreign corporation, for U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

o The Company's "Subpart F" income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and

o        Increases in the Company's earnings invested in certain U.S. property.

Based on the current and expected income, assets, and operations of our company,
we  believe  that  it  will  not  have   significant  U.S.  federal  income  tax
consequences under the controlled foreign corporation rules.

Required Statutory Reserve Funds
In accordance with various regulations in China, a Foreign Invested Enterprise, such as our hotel and agriculture divisions, can distribute their after tax profit only after making transfers to certain statutory surplus reserves, collectively referred to as "Surplus Funds." The order of distribution to investors is:

o        Enterprise or corporate income tax payments;
o        Application to eliminate prior year losses;
o        Transfers to the three statutory funds per regulations;
o        Distribution to investors.

The three statutory reserve funds are:
o Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. When the statutory surplus reserve fund of a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the company will either distribute new shares in proportion to the number of shares held by the each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital.

o Enterprise expansion fund is to provide for capital expenditures and working capital. When the fund is utilized, an amount equal to the lower of cost of the assets and the balance of the fund is transferred from the expansion fund to the general surplus reserve. This reserve is non-distributable other than in liquidation. When the relevant asset are disposed of or written off, the original transfers from the expansion fund are reversed.

o Public welfare fund is to be utilized for capital items for the collective benefits of a company's employees such as the construction of dormitories, cafeteria and other staff welfare facilities. This fund is non-distributable other than in liquidation. When the fund is utilized, an amount equal to the lower of cost of the assets and the balance of the fund is transferred from the statutory public welfare fund to the general surplus reserve, This reserve is non-distributable other than in liquidation. When the relevant assets are disposed of or written off, the original transfers from the statutory public welfare fund are reversed.

The separate allocation to each of the Statutory Surplus Reserve Funds are either pre-set in the articles of association or joint venture contracts, or can be determined by the board of directors of each entity. In Foreign Invested Enterprises the directors determine the separate allocations on an annual basis. The total allocations to the Surplus Funds required as a percentage of net profits after income tax is not set by regulations for Foreign Invested Enterprise joint ventures and is to be determined by the directors on an annual basis. The allocations for each fund are recorded differently on the Foreign Invested Enterprise financial statements. The reserve fund, enterprise expansion fund and statutory public welfare fund are shown on the balance sheets as part of owners' equity.

For all Foreign Invested Enterprises, once the contributions to the statutory surplus reserve fund equals to 50% of the Foreign Invested Enterprise's registered capital, no further contributions to that fund needs to be made. No such limitation exists for other funds. Foreign Invested Enterprises do not have to set up or contribute to an enterprise expansion fund.

In wholly-owned Foreign Invested Enterprises, income after the payment of China income taxes , shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulative amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital, and then no more allocation may be made. The proportion of allocation for statutory public welfare fund and enterprise expansion fund is decided by the enterprise itself. A wholly foreign-owned enterprise does not have to set up or contribute to an enterprise expansion fund.


Currency Conversion and Exchange
The   currency  in  China  is   designated   as  the   Renminbi.   Although  the
Renminbi/United States dollar exchange rate has been relatively stable in the past five years there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not be officially devalued against the United States dollar by direction of the Chinese government.

Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into United States dollars, of our net fixed assets, our earnings and our declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks.


RISKS RELATED TO BUSINESS AND INDUSTRY:

         Forward-Looking Statements Risks: The discussion of the business and industry of the Company contains various forward looking statements. within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

         Marketing Risks: Newly developed products and technologies may not be compatible with the market needs. Due to the fact that market for healthcare food products differentiate geographically, TIANSHI must develop and manufacture its products to accurately target specific markets to ensure product sales. If we fail to invest in extensive market research on consumer health needs through collecting of large volume of market information and conducting of many discussions, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earning.

         Technology Risks: Our products and technologies must keep pace with advances in the industry and may be replaced by other newly developed products and technologies. The industry of healthcare products is characterized by rapid product development, with a significant competitive advantage gained by companies that introduce products that are first to market, constant innovation in products and techniques, frequent new product introductions and competitive prices. Our future growth partially depends on our ability to develop products that are more effective in meeting consumer needs or that incorporate the latest technologies. In addition, we must be able to manufacture and effectively market those products. The sales of our existing products may decline if a new product is introduced by one of our competitors. As such, if we fail to make sufficient investments in research, pay close attention to consumer needs or we focus on technologies that do not lead to more effective products, our current and future products could be surpassed by more effective or advanced products of others.

         Product Assessment Risks: The newly developed products may not accord with the PRC laws or laws of other relevant countries, which renders the products not marketable in the relevant countries. For example, we cannot market some of our products in the United States until such products obtain approval from the Food & Drug Authority (the "FDA"), and there is no assurance that we will obtain such approval. We have limited experience in conducting extensive testing and expert assessments to obtain regulatory approvals in the United States.

         Sales of healthcare products outside the United States are subject to regulatory requirements that vary by countries. The time required to obtain an approval may be shorter or longer than the time required for FDA consideration and involve complexities of dealing with a variety of international governmental regulations. We have limited experience in dealing with the specific regulations that may be required to sell our products in certain international markets.

         In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment. Although we have, so far, obtained the marketing rights for selling of our products in the PRC and 90 other countries, however, we may not continue to receive and maintain regulatory approvals for the sales of our products.

         Manufacturing Risks: There are risks associated with ingredients mixing or production processes and techniques. Our manufacturing process requires a significant degree of technical expertise. If we fail to produce to specifications or inadvertently use defective materials in the manufacturing process, the reliability and performance of our products will be compromised, as such, our business could be adversely affected.

         Governmental Regulatory and Policy Risks: We need to follow various government regulations particularly in the fields of health food regulation and direct marketing which may have material impact on our operations and increase our costs and could even prevent us from or delay us in selling our products. The research, development, testing, manufacturing and marketing of our products are subject to various governmental regulations in China. Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping and the sale and distribution of healthcare products. Tianshi Engineering is also subject to government regulation with respect to the prices it will charge, the rebates it may offer to customers and the methods of its marketing. Government regulation substantially increases the cost of developing, manufacturing and selling our products. In addition, our product sales in other countries are subject to product regulatory regimes to various degrees and direct marketing or distribution regulations. Although currently these aspects are handled by our distributors in the relevant jurisdictions, there can be no assurance that the current operations of our company and our affiliates and distributors will not be adversely affected by compliance issues and changes in applicable laws and regulations in relevant jurisdictions.

         Risks relating to the PRC: Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our operations are subject, to a significant degree, to the PRC law. At present, Tianshi Engineering has adopted Single-Level Marketing ("SLM") domestically, as Multi-Level Marketing ("MLM") is strictly prohibited by the PRC laws. As stated under "Business Strategy", our primary business strategy is to develop strong direct sales or Internet distribution networks both domestically and internationally through Tianshi Engineering's and Tianshi China's affiliated companies. This sales system that we are trying to develop is worldwide distribution networks that are similar to MLM, which is and will still be prohibited in China in the foreseeable future. If we are unable to develop other marketing channels, our planned growth may be adversely affected. In addition, there are no comprehensive laws regulating Single-Level Marketing ("SLM") business entities in China, apart from several scattered governing rules. Based on the agreements between the US and the PRC in entering WTO, China expressed that within three years of China entering WTO, China will discuss with other members of WTO in instituting laws regarding SLM. Chinese government is now in the process of adopting such related laws. This unclearness and uncertainty of the development of such regulations in this subject may adversely affect sales of our products in China.

         In terms of industry regulations and policies: The economy of China has been transitioning from a planned economy to a more market-oriented economy.
Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. For example, all lands are State owned and to lease to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our future manufacturing expansions. The Chinese government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, the development of biological technologies of TIANSHI is all subject to approvals from the relevant government bodies in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

         Risks relating to other countries: Products distributed outside China are subject to government regulations of different jurisdictions. In some developed countries, the government regulations could be equally or stricter than in China, while in developing countries, government regulation could be uncertain in this area. Our products could take a significantly long time than we expect to gain regulatory approval and may never gain approval. This may limit Tianshi Engineering or our ability to promote, sell and distribute our products. In addition, in terms of marketing approach, MLM may also be prohibited in some countries other than China. As such, growth in our sales may be adversely affected if such approval cannot be obtained in certain jurisdictions.

         Financial Risks: Tianshi China began its operation in July 1998, and has incurred losses until the financial year ending December 31, 2002. For the first half year of 2003, with effective control on costs and dramatic increase in sales, especially in the international markets, Tianshi China has achieved a dramatic growth in sales income (more than 50%). This short history of achieving great profitability may not be adequate to fully assess our ability to achieve market acceptance of our products or our ability to respond to competition and continue this level of performances. Long-term sustainable profitability level has not been determined. There can be no assurance that we will achieve such profitability in a long run. Accordingly, we are subject to the same uncertainties and risks associated with any early stage company developing products and beginning operations. If we are unsuccessfully addressing the risks and uncertainties frequently encountered in a new and evolving market, our business will be seriously harmed.

         Risks relating to related party transactions: TIANSHI has affiliated companies or business entities which are owned by Mr. LI Jinyuan and his direct family members (mostly his daughter Ms. LI Baolan). Although all affiliated companies and business entities were established as such that they are legally and financially independent except through the common ownership, they are centrally administrated by Tianshi Group. The decisions of Tianshi Group could materially affect the operation of our business, which could be adverse to our investors. (Please see "Related Party Transactions" for details).

Tianshi  China  sells  all of its  products,  which  sold in  China  to  Tianshi
Engineering (Please see "Related Party Transactions" for details). As both Tianshi China and Tianshi Engineering are in majority owned by Mr. LI Jinyuan, even given considerations to the internal price transferring policies set among the related parties, these internal policies might not be strictly followed, accordingly our financial performances could be materially affected by such internal policies and their enforcements, which could be adverse to our investors.

In view of the inter-related business dealings and ownership structure, there are risks of conflict of interest and self-dealing as well as cross default in contracts and manipulation of performance results. The Company is in the process of establishing a system to ensure the independence of its operations and financial controls. However, there can be no assurance that the desired results can be achieved and even so effectively.

         International Operation Risks: We may face various international operation risks that may cause an increase in costs. We face risks due to our reliance on sales in international markets through Tianshi Engineering. Our future success will depend in part on the continued expansion of international sales of our products. Such international operations expose us to certain risks, including but not limited to, need for export licenses; unexpected regulatory requirements; tariffs and other potential trade barriers and restrictions; political, legal and economic instability in foreign markets; longer account receivable cycles; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; limited protection of our intellectual property rights in some countries; dependence on local distributors; and potential disruptions in sales or manufacturing due to military or terrorist acts. If one or more of these risks materialize, our sales to international customers may decrease and costs may increase, which could negatively impact our financial condition.

         Risks related to common stock: The liquidity of our common stock is affected by its limited trading market. Shares of our common stock are traded on the OTC Bulletin Board under the symbol "TBGU.OB". There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and the market value of our common stock likely would decline.

         Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to "Penny Stock". The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subjected to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investor, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

         The reorganized Tiens is subject to critical accounting policies and actual results may vary from our estimates. We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we reported in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

         After giving effect to the exchange, certain of our principal stockholders will have significant voting power and may take actions that may not be in the best interest of other stockholders. Certain of our officers, directors and principal stockholders control a significant percentage of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

         Our common stock will likely be subject to substantial price and volume fluctuations. The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. In addition, there has been a limited public market for our common stock. We cannot predict the extent to which investor interest in us will be maintained. Such interest is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.

         A significant number of our shares are eligible for sale and their sale could depress the market price of our stock. Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock. Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

         We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

         Our certificate of incorporation and Delaware Law contain certain anti-takeover provisions that may inhibit a takeover, and we may adopt other measures to discourage a takeover. Delaware Law and the provisions we intend to add to our certificate of incorporation relating to a classified board of directors may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for existing stockholders to make management changes. A classified board, which is made up of directors elected for staggered terms, while promoting stability in board membership and management, also moderates the pace of any change in control of our board of directors by extending the time required to elect a majority, effectively requiring action in at least two annual meetings. Our board may consider and adopt additional measures that would prevent us form being subject to a takeover.

         Risks  related to growth and financial  control:  The Company after the reorganization is managed by a new management team which is not familiar with the capital market and the ways a U.S. public company should be managed and operated. The management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice. However, there can be no assurance that the new management team can master the relevant knowledge and skills and set up the required system in time to prevent breaches and to meet the expectations of its shareholders. In terms of financial control, the Company is making major adjustments to comply with the reporting obligations and new securities law requirement. However, there can be no assurance that the financial control system will be improved effectively to ensure smooth operations.

Item 2.  Description of Real Property Owned:

Although TIANSHI is a company organized under the laws of British Virgin Islands ("BVI"), it does not maintain an office in BVI. Our only presence in the United States, after the acquisition, is through our affiliate company Tianshi Health Products, Inc. with registered office at Suite A-8, 917 134th Street SW, Everett in the State of Washington. We conduct our main business activities through Tianshi China in Tianjin, the PRC.

Tianshi China's manufacturing workshops are located at No. 6., Yuanquan Xi Road, Wuqing Development District (the "District"), Tianjin in the PRC, and include:

         (1) We have three management buildings and one research building.
         (2) We have five production plants, and their total area is 5879.4 m2.
         (3) We have five warehouses.
         (4) We have one testing and inspection equipment, that is lighten weight machine.
         (5) We have two production lines.
         (6) We have approximately 127 sets of equipment.

         According to the PRC laws, the government owns lands and only authorizes land use rights to individuals or enterprises. The land on which these workshops are built, is identified as Lot W-30-35-2 of the District with the total area of 28,425.5 square meters. According to the State-owned Land Use Right Grant Contract signed between the Tianjin Wuqing Land Management Commission and Qinghai Aluminum Factory Wuqing Trading Company ("Qinghai Aluminum", an independent party) on June 15, 1995, Qinghai Aluminum has been granted the land use right of 30,000 square meters of land (including Lot W-30-35-2) located inside the District under Land Use Right Certificate No. 95026, for a total land use price of RMB 4,230,000 (RMB 141 per square meter). The term for the use right of the land is 50 years (starting retrospectively from June 1, 1993 and expiring on May 31, 2043). Under an agreement signed between Qinghai Aluminum and Tianshi Group on May 22, 1997, Qinghai Aluminum agreed to transfer the said land use right, together with the factories, offices and other facilities constructed thereon to Tianshi Group for a total price of RMB7,750,000. A new Land Use Right Certificate No. 97070 has been granted in replacement of the previous certificate of No. 95026. On January 10, 2001, Tianshi Group passed a Board of Director's resolution, divided the said land use right into two parts: (i) land use right of 28,425.5 square meters of the land was legally transferred to Tianshi China without consideration, and such transfer was legally registered with the relevant government agency in China;
(ii) 1,574.5 square meters land use right was retained by Tianshi Group. In this way, Tianshi China has legally obtained land use right in the Lot W-30-35-2 of the District with the total area of 28,425.5 square meters.

         In 1999, prior to the obtaining of land use right of the said land from Tianshi Group, Tianshi China had obtained governmental approvals and proceeded to build five buildings on the premises as its manufacturing factories. Some of them are still in building progress now. To date, the total investment made by Tianshi China in constructing these factories has reached approximately RMB31, 260,760.

         In addition, we lease a portion of our office building and manufacturing facilities from Tianshi Group, which is a related party through common ownership. At December 31, 2002, the Company had a verbal agreement with Tianshi Group to pay for certain expenses of the Tianshi Group in lieu of a lease payment. The amount of these expenses paid in 2002 and 2001 amounted to $242,960 and $268,100 respectively and have been expensed in the accompanying statement of operations under various general and administrative expense accounts. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The amount of the expense paid in 2003 amounted to $375,645.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

In the third quarter of 2003, the Company has filed an information  statement on
Schedule 14C to make the following actions: 1. To amend (the "Amendment") the Certificate of Incorporation to change the name of the Company to TIENS BIOTECH GROUP (USA), INC. and 2. To inform the shareholders of the Board of Directors' decision on the election of the following persons to the Board of Directors:
JIAO Wenjun, YAN Yupeng, BAI Ping, Percy Kong Kei Chin (QIAN Gangji), Gilbert D. Raker, Howard R. Balloch, and Socorro M. Quintero.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. There is not an established active public market for our common stock. Although our stock is eligible for quotation on the OTC Bulletin Board (Symbol "TBGU.OB"), the trading has been sporadic and is still under development.

         Holders. As of December 31, 2003, there were a total of 71,998,586 shares of our common stock outstanding, held by approximately 1,000 stockholders of record.

         Dividends. We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Tianshi International Holdings Group Limited is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.



OVERVIEW
On February 17, 2004, Tiens Biotech Group (USA), Inc. (the Company) formally changed its name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

On August 22, 2003, Strategika, Inc., a corporation organized under the laws of the State of Delaware ("Strategika"); Tianshi International Holdings Group Limited, a corporation organized under the laws of the British Virgin Islands ("TIANSHI"); LI Jinyuan, JIAO Wenjun and YAN Yupeng, all Chinese Nationals who are stockholders of TIANSHI (the "TIANSHI Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, Strategika received from the TIANSHI Stockholders all of the issued and outstanding common stock of TIANSHI in exchange for 68,495,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of Strategika. As additional consideration, the 29,000,000 shares of the common stock of Strategika held by Rene Larrave, the sole officer and director of Strategika prior to the reorganization, were redeemed to Strategika and dully cancelled by Strategika.

Pursuant to the Agreement and on the Effective Date, as consideration for the exchange of the TIANSHI Shares, Strategika issued 68,495,000 restricted common capital stocks, par value $0.001 per share, to the TIANSHI Stockholders, representing approximately 95% of the issued and outstanding common capital stock of Strategika following the time of the issuance. There are currently 71,998,586 issued and outstanding shares of common stock of the reorganized Strategika.

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

TIANSHI was incorporated on March 24, 2003 in the territory of the British Virgin Islands. On June 18,2003, TIANSHI acquired 80% of Tianjin Tianshi Biological Development Co. Limited ("Tianshi China") which conducts TIANSHI's main business operations. Tianshi China is a foreign investment joint venture incorporated in the People's Republic of China ("PRC") on March 27, 1998. A joint venture agreement was subsequently signed on July 13, 1998 between Tianshi
(HK) International Limited ("HKCo."), a company incorporated in Hong Kong and 100% owned by Mr. LI Jinyuan; and Tianjin Tianshi Biological Engineering Co., Limited ("Tianshi Engineering"), a Chinese companies 49% owned by Mr. LI Jinyuan's daughter Ms. LI Baolan and 51% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"). Tianshi Group is a company organized under the PRC laws, located in Tianjin, PRC and 90% owned by Mr. LI Jinyuan and 10% owned by Ms. LI Baolan. Tianshi China is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a corporation and a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 50 years and registered capital of $10,000,000. Tianshi China was 80% owned by HK Co., and 20% owned by Tianshi Engineering. On June 18, 2003, TIANSHI acquired 80% ownership in Tianshi China from HK Co. The remaining 20% was acquired by Tianjin Tianshi Pharmaceuticals Co., Ltd., a Chinese company with Tianshi Group as its majority shareholder (51%).

Tianshi China is engaged in the manufacturing and production of healthcare products and is based in Tianjin, PRC. Tianshi China is primarily engaged in the research, development, manufacturing and marketing of healthcare products including herbal products, vitamin and mineral supplements and personal care products. Since its establishment, Tianshi China has developed 7 major product series and produced 45 types of healthcare products. Twenty three of them are health food products, all of which have obtained the "Health Food Certificates" issued by the PRC Ministry of Health to be sold in the PRC. The 7 major product series are: High-Calcium Series, Immune System Adjustment Series, Nutrient Supplements Series, Cholesterol Adjustment Series, High-Fiber Series, Heart and Brain Improvement Series and Personal Care Series. Under the High-Calcium series, Tianshi China has conducted extensive research and developed Tianshi Hyperglycemia High Calcium Nutrient Powder and Tianshi Children High Calcium Nutrient Powder, which have been awarded patents from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0.

Tianshi China has its own research and product development center. It employs professionals in research, product development and innovation. On November 3, 2002, Tianshi China was awarded Quality System Certificate for compliance with the standard "ISO9001: 2000" in the area of Design and Development, Production and Service of Food and Healthcare Food in China.

Tianshi China has been conducting the marketing and sales of its products through its affiliate company, Tianshi Engineering in China. Tianshi Engineering is a limited liability company duly incorporated under the laws of PRC, and affiliated with Tianshi China through common ownership of Mr. LI Jinyuan. Tianshi Engineering markets and sells Tianshi China's products domestically through its 22 branches, representative offices and chain stores and 12 domestic affiliate companies. The Company also markets its products to approximately 90 countries worldwide including the United States, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Belarus, Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia.

RESULTS OF OPERATIONS

General Results of Operations for the year ending December 31, 2003

As of December 31, 2003, we had $20,453,290 of retained earnings. As of December 31, 2003, we had cash of $12,725,043 and reported total shareholders' equity of $33,086,192. For the year ending December 31, 2003, we had revenues $38,392,208 and general, administrative and sales expenses of $3,171,338.

1) SALES increased by $24,295,482, or approximately 172.35%, from $14,096,726 for the year ended December 31, 2002 to $38,392,208 for the year ended December 31, 2003. The 172.35% increase was results of directly marketing our products international at the end of 2002. By the end of 2003, we sold our products to approximately 90 countries. In addition, we increased our domestic networking sales forces during 2003, including domestic sales increased by $13,335,294 and oversea sales increased by $10,960,188.

2) COST OF GOODS SOLD. Consolidated cost of goods sold increased by $4,427,316, from $8,297,845 for the year ended December 31, 2002 to $12,725,161 for the year ended December 31, 2003. Cost of goods sold as a percentage of sales decreased to 33.15% for the year ended December 31, 2003, from 58.86% for the year ended December 31, 2002. The decrease in cost of goods sold as a percentage of sales was a result of stronger management control over (1) cost of raw material purchases; (2) utilization of raw material and production cost efficiency of production cost; (3) products quality control; (4) improvement of manufacture techniques; and (5) volume-produce.

(3) GROSS PROFIT. Consolidated gross profit increased by $19,868,166, from $5,798,881 for the year ended December 31, 2002 to $ 25,667,047 for the year ended December 31, 2003. Gross profit as a percentage of sales increased to 66.85% for the year ended December 31, 2003 from 41.14% for the year ended December 31, 2002. This increase in gross profit as a percentage of sales was the results of increasing sales both in domestic and worldwide and management control on production cost.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $21,852 from $3,193,190 for the year ended December 31, 2002 to $3,171,338 for the year ended December 31, 2003. The selling and administrative expenses as a percentage of sales decreased to 8.2% for the year ended December 31, 2003 from 22.65% for the year ended December 31, 2002. The decrease in selling and administrative expenses was due to the decrease in the cost of selling expenses and related selling administrative expenses. At the end of 2002, in order to monitor our production's manufacturing and selling functions, our management decided to divide all the sales divisions to our affiliated company. In results, all the expenses related to sales reduced tremendously for the year ended of 2003 comparing to the same period ended 2002.

(5) NET INCOME. Consolidated net income increased by $15,057,957, or approximately 754.4%, from $1,995,865 for the year ended December 31, 2002 to $17,053,822 for the year ended December 31, 2003. The increase was mainly due to increase in sales and decrease in production cost and in selling and administrative expenses.


CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

TIANSHI markets most of its products through various domestic and international business entities that are related to Tianshi China through common ownership. Related party sales amounted to 100% of total sales. Due to the common ownership, there are no formal sales or administrative agreement between Tianshi China and those related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Tianshi China sells part of its products to Tianshi Engineering, which in turn sells them through its 22 representative offices, and 12 other affiliated companies in China. All of these affiliated companies are owned in whole or in part by LI Jinyuan.

Other receivables
-----------------

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development  Co.,  Ltd.,  is  owed  additional   amounts   classified  as  other
receivables from Tianjin Juchao Commercial and Trading Co., Ltd. totaling $26,831,339 as of December 31, 2003. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature. The Company does not charge interest on these receivables.

On March 26, 2004, Tianjin Tianshi Biological Development Co., Ltd. Tianshi China entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note will be paid off in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. The receivable is secured by the personal guarantee of LI Jinyuan, President and major shareholder of Tiens Biotech Group
(USA), Inc., and the pledge of 20% of his stock ownership in Tiens Biotech Group
(USA), Inc. or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and can not be traded until September 10, 2004. During March, 2004, Tianjin Tianshi Biological Development Co., Ltd. received its first principal payment of RMB50,000,000. This amount was distributed in turn to the parent company, Tianshi International Holdings Group Limited as a joint venture distribution.

Loans receivable
----------------

The Company was owed amounts classified as loans receivable from related parties of $10,899,102 as of December 31, 2002. Prior to the year ended December 31, 2000, Tianshi China made cash advances and loans to Tianjin Tianshi Biological Engineering Co., Ltd. which was a 20% shareholder of Tianshi China prior to June 2003, and Tianshi Group. In June 2003, Tianjin Tianshi Biological Engineering Co., Ltd. transferred its 20% ownership to another related party. However, the amount owed to Tianshi China still remained outstanding.

There were three loans outstanding as of December 31, 2000 which amounted to $4,840,000, $2,009,773 and $ 4,926,936. Interest is being charged at 5.31% per annum beginning January 1, 2000. As of December 31, 2002 there was accrued interest of $1,945,105 owed on these loans. In August, 2003 the Company entered into a payment schedule to pay off the loans by December 31, 2003 which these amounts have been paid off in 2003.

Accounts payable
----------------

Accounts payable due to related parties amounted to $758,570 and $762,694 at December 31, 2003 and 2002, respectively. These amounts were generated from the related parties paying expenses on behalf of the Company.

Other payables
--------------

The Company also has amounts classified as other payables due to related parties which amounted to $1,312,288 and $2,294,168 as of December 31, 2003 and 2002, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions incurred with related parties.

Rent expense
------------

At December 31, 2002, the Company has a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company has agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. The amount of these expenses paid in 2002 amounted to $242,960 and have been expensed in the accompanying statement of operations under various general and administrative expense accounts. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense under this agreement amounted to $375,645 in 2003.


LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003, net cash provided by operating activities was $5,561,449, net cash provided by investing activities was $8,291,362, and net cash used in financing activities was $1,430,941.

For the year ended December 31, 2002, net cash used in operating activities was $210,959, net cash used in investing activities was $425,381, and net cash provided by financing activities was $609,505.

Net cash provided by operating activities increased by $5,772,408 to $5,561,449 for the year ended December 31, 2003, representing a increase of approximately 2736.2% compared to $210,959 net cash used in operating activities for the same period of 2002. The increase in cash flow from operating activities primarily reflects increasing in revenues for the year ended December 31, 2003. This increase was also due to our better management on collection of accounts receivable during this year.

Net cash provided by investing activities increased by $8,716,743 to $8,291,362 for the year ended December 31, 2003, representing a 2049.16% increase, compared to $425,381 net cash used by investing activities for the same period of 2002. The increase in net cash provided by investing activities was due to higher collections of other receivable to related party.

Net cash used in financing activities increased by $2,040,246 to $1,430,741 for the year ended December 31, 2003, representing a 334.74% increase, compared to $609,505 net cash provided in financing activities for the same period of 2002. The increase in cash used in financing was primarily due to decrease in borrowings from banks and increase in payments on long term debt to banks.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of existing products and general overhead and personnel related expenses to support these activities; (2) continued promotional networking sales activities pertaining to our attempt to increase related revenues; and (3) the development costs of our new products. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2004 fiscal year.

MANAGEMENT ASSUMPTIONS

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management. The Company is in the process of reviewing their internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. The Company anticipates that the review and any changes required to implemented to be in compliance with Section 404 will be completed by the year ended December 31, 2004. However at this time the Company makes no representation that the Company's systems of internal control comply with
Section 404 of the Sarbanes Oxley Act.

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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Pursuant to the Agreement, on August 22, 2003, the directors and executive officers of Tiens resigned on the Effective Date. The resignations were not a result of disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

The newly elected directors and executive officers of the Registrant are:

Name                                Position
----                                --------

LI Jinyuan                          Director/President
                                    Chief Executive Officer
JIAO Wenjun                         Director/Secretary
                                    Chief Financial Officer
YAN Yupeng                          Director

QIAN Gangji                         Director

DENG Jiatai                         Director


Executive Officers:
-------------------

         TIANSHI,   including  Tianshi  China,   currently  has  584  employees,
including 175 staff performing administrative and management functions. The following table sets forth the names, titles and ages of key management for reorganized Tiens.

-------------- ----------------- ------ ----------------------------------------
               Title             Age    Biography
Name
-------------- ----------------- ------ ----------------------------------------
JIAO Wenjun    Director/           39   From 2001 to present, he is in charge of
               Secretary/               the overall financial affairs of TIANSHI
               Chief Financial          and Tianshi China,  including budgeting,
               Officer                  asset management and finance management.
                                        He  is   pursuing   a  PH.D   Degree  in
                                        Accounting  from Tianjin  University  of
                                        Finance and  Economics  and a MBA Degree
                                        from Oklahoma City University.  Prior to
                                        join Tianshi  China,  he has 17 years of
                                        industry   and   commercial   accounting
                                        experiences.   He   has   obtained   CPA
                                        certification and is a senior accounting
                                        specialist.
-------------- ----------------- ------ ----------------------------------------

-------------- ----------------- ------ ----------------------------------------
YAN Yupeng     Director            40   From  1998  to   present,   Mr.  Yan  is
                                        employed  by  Tianshi   China  from  its
                                        establishment and experienced the growth
                                        of Tianshi China. He is now in charge of
                                        the ERP project of  TIANSHI's  Worldwide
                                        Information  System.  He is  pursuing an
                                        EMBA  Degree  from  NanKai   University,
                                        China.
-------------- ----------------- ------ ----------------------------------------
DENG Jiatai    Director            40   Joined  Tianshi  China in 2003 and is in
                                        charge  of   biological   research   and
                                        production   series    development   and
                                        management.  He  has a MBA  Degree  from
                                        Texas  A&M  and  a  PH.D   Degree   from
                                        Tennessee  Health Science Center.  Prior
                                        to joining TIANSHI, he worked for Weitai
                                        Biological Engineering Co., Ltd. and was
                                        responsible  for the  management  of the
                                        business  operation of such company.  In
                                        1996,  Mr. Den did  research  studies in
                                        biological   medicine  and  pharmacology
                                        while  he  was  at  the  Health  Science
                                        Center of New York State University. Mr.
                                        Den   has    extensive    research   and
                                        production line  management  experiences
                                        in the biological engineering field.
-------------- ----------------- ------ ----------------------------------------
LI Jinyuan     Director/President  45   From  1998  to  present,  Mr.  Li is the
               Chief Executive          Founder,   Chairman  and   President  of
               Officer                  TIANSHI   and  Tianshi   China.   He  is
                                        pursuing  an  EMBA  Degree  from  NanKai
                                        University, China.
-------------- ----------------- ------ ----------------------------------------
QIAN Gangji    Director            48   Canadian National,  he joined TIANSHI in
                                        May 2003  and is in  charge  of  overall
                                        sales   and   marketing   of   TIANSHI's
                                        products.  Prior to joining TIANSHI,  he
                                        worked   for  Amway  and  has   obtained
                                        extensive  experiences  in direct  sales
                                        networks.
-------------- ----------------- ------ ----------------------------------------

Key Employees

         The biographies of the two key employees of the reorganized Tiens are as follows:

         ZHANG Xiangdong, Vice President, age 34, he joined TIANSHI in 2003 and is in charge of Media Communications for TIANSHI. He has obtained Bachelor, Master and PH.D Degrees from Northeast Normal University in China. Prior to joining TIANSHI, Mr. Zhang has worked for China Central Television responsible for TV programs planning.

         BAI Ping, Manager, age 33, from 2000 to present, she serves as the position of Executive Office Manager. She is pursuing an EMBA Degree from NanKai University in China, and a Undergraduate Degree in Literature from Northwest Normal University in China. Prior to joining Tianshi China, Ms. Bai was the Chief Representative of Tianjin Office for Sinar Mas Group, Asia Pulp & Paper Co., Ltd. She is an experienced international relations specialist and modern enterprise management specialist.


ITEM 10. Executive Compensation.

LI Jinyuan        Director/President/Chief Executive Officer   RMB 100,000/month
QIAN Gangji       Director                                     RMB 20,000/month
JIAO Wenjun       Director/Secretary/Chief Financial Officer   RMB 16,000/month
YAN Yupeng        Director                                     RMB 16,000/month
BAI Ping          Manager                                      RMB 8,000/month


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the beneficial ownership of persons who owned more than five percent of Tiens' common capital stock following the closing of the reorganization and the share holdings of the new members of management, based on 71,998,586 shares outstanding as of December 31, 2003.

Name               Positions Held                Shares Owned         Percentage
----               --------------                ------------         ----------
LI Jinyuan         Director/President            66,500,000           92%
                   Chief Executive Officer

Item 12. Certain Relationships and Related Transactions.

The following brief ownership flowchart provides the ownership structure of the key affiliated companies:

The following is a description of the various individuals and companies and their relationship to the Company.

Tianshi International Holdings Group Limited - British Virgin Island registered company owned 100% by the Company

LI Jinyuan - individual - President and majority shareholder

Li Baolan - individual - daughter of LI Jinyuan

Tianjin Tianshi Biological Development Co., LTD - Chinese joint venture which Tianshi International Holdings Group Limited owns 80%

Tianshi Hong Kong International Development Co., Limited - Hong Kong company owned 100% by LI Jinyuan

Tianjin Tianshi Biological Engineering Co., LTD - Chinese company owned 49% by Li Baolan and 51% by Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Pharmaceuticals Co., LTD - a Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - owned 90% by LI Jinyuan and 10% by Li Baolan


         The Company sells a majority of its products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. A related party is solely responsible for all marketing and payments of sales commissions to distributors.


         Related party sales amounted to $38,392,208 and $14,096,726 for the years ending December 31, 2003 and 2002, which represent 100% of total sales for the year ending December 31, 2003 and 2002, respectively. Related party accounts receivable related to these sales amounted to $8,533 and $2,562,657 at December 31, 2003 and 2002, respectively, net of an allowance for doubtful accounts of $0 and $12,877, respectively.


         Due to the common ownership, there is no formal sales or administrative agreement between Tianshi China and those related parties. The business operations among these related entities are regulated through internal ordinances. Commencing June 30, 2003, the internal transferring price is 25% of products' domestic market price.


         For the domestic market, Tianshi China sells part of its products to Tianshi Engineering, which in turn sells them through its 22 representative offices, and 12 other affiliated companies in China. The following table sets forth the specific details of the above-mentioned representative offices of Tianshi Engineering and its affiliated companies in chronological order:

------------------------------------------------------------------------------------------------------
 No.   Province/                                                                          Incorp.
         City      Name of Business Entity        Registered Office       Ownership        Date
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                     Tianshi Engineering,          No. 1 Tai Bei Lu,
                     Hubei Representative           Hankou District,          LI
1      Hubei             Office (2)                     Wuhan              Jinyuan       1996-8-8
------------------------------------------------------------------------------------------------------
                     Tianshi Engineering,          No. 43 Shang Qin
                    Shan Xi Representative          Lu, Xing Cheng            LI
2      Shanxi              Office                   District, Xian          Jinyuan      1996-9-4
------------------------------------------------------------------------------------------------------
                     Liaoning Tianshi             Rm. 2, No. 27 Xiao
                   Biological Engineering        Bei Guan Jie, Dadong         LI
3     Liaoning           Co., Ltd.               District,  Shenyang        Jinyuan      1996-9-26
------------------------------------------------------------------------------------------------------
                   Tianshi Engineering,             No. 35 Shang Ma
                  Shanxi Representative          Jie, Yingze District,        LI
4      Shanxi            Office                        Taiyuan              Jinyuan      1996-10-4
------------------------------------------------------------------------------------------------------
                   Tianshi Engineering,             Rm 302, Jin Hu
                  Guangxi Representative           Plaza, No. 4 Hui           LI
5      Guangxi           Office                    Chun Lu, Nanning         Jinyuan      1996-11-28
------------------------------------------------------------------------------------------------------
                                                  Rm. 3018, Building
                                                   A, Nuo Ya Plaza,
                     Tianshi Engineering,         No. 224 Zhong Shan
                    Jiangsu Representative          Nan Lu, Jianye            LI
6     Jiangsu             Office                   District,Nanjing         Jinyuan      1996-12-16
------------------------------------------------------------------------------------------------------
                       Dalian Tianshi              No. 140-2, Wu Si
                    Biological Engineering          Lu, Sha He Kou            LI
7     Dalian              Co., Ltd.                District, Dalian         Jinyuan      1997-9-23
------------------------------------------------------------------------------------------------------
                   Tianshi Engineering, Ji         No. 3-4 Tiecheng
                      Lin Representative          Garden, Jiefang Da          LI
8      Jilin                Office                    Lu, Jilin             Jinyuan      1998-7-27
------------------------------------------------------------------------------------------------------
                                                   Rm 72, Fl. 5, An
                                                   Hua Plaza, No. 99
                      Chongqing Tianshi            Zhong Shan Er Lu,
                    Biological Technology          Yuzhong District,       LI Baolan
9    Chongqing           Co., Ltd.                    Chongqing               (1)        1998-8-1
------------------------------------------------------------------------------------------------------
                                                   Rm 902, Biological
                                                  Technology Plaza, PC
                                                  City, No. 100 Huang
                     Tianshi Engineering,            Hua Gang Ke Mao
                   Guangzhou Representative       Jie, Xian Lie Zhong         LI
10    Guangzhou             Office                   Lu, Guangzhou          Jinyuan      1998-8-18
------------------------------------------------------------------------------------------------------
                         Shanghai Tianshi            No. 475 Chi Feng
                      Biological  Engineering      Lu, Hongkou District,      LI
11    Shanghai               Co., Ltd.                    Shanghai          Jinyuan      1998-9-3
------------------------------------------------------------------------------------------------------
                                                  Yin Hua Village, No.
                       Tianshi Engineering,        119 Liu  Yi Zhong          LI
12     Fuzhou             Fuzhou Store                 Lu, Fuzhou           Jinyuan      1998-11-2
------------------------------------------------------------------------------------------------------
                         Tianjin Tianshi
                      Biological Engineering
                        Co., Ltd.("Tianshi          No.15 Xinxin Garden,
                      Engineering"), Hei Long         120 Shizi Jie,
                       Jiang Representative        Nangang District, Ha       LI
13  Heilongjiang             Office                      Er Bing            Jinyuan      1998-11-24
------------------------------------------------------------------------------------------------------
                       Tianshi Engineering,          No. 1 Yong Chang
                      Ganshu Representative            Lu, Chengguan          LI
14    Ganshu                 Office                  District, Lanzhou      Jinyuan      1999-7-21
------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------
                                                    No. 1, Sheng Rui
                                                      Apartments, 183
                       Tianshi Engineering,         Shaoxin Road, Hexi        LI
15     Tianjin          Health Food Store                District           Jinyuan      1999-9-17
------------------------------------------------------------------------------------------------------
                                                      No. 1 West Hai
                       Tianshi Engineering,        Guang Plaza, 216 Hai       LI
16    Huhehaote          Huhehaote Store           Zhong Lu, Huhehaote      Jinyuan      2000-3-23
------------------------------------------------------------------------------------------------------
                                                      Rm. 103, No. 18
                       Tianshi Engineering,         Wanlong Garden, Dong
                            Chang Chun               Si Ma Lu, Nanguan        LI
17     Changchun        Representative Office       District, Changchun     Jinyuan      2001-8-10
------------------------------------------------------------------------------------------------------
                        Haikou Tianshi
                     Biological Technology           No. 100 Hai Fu Lu,
18      Haikou              Co., Ltd.                       Haikou         LI Baolan     2002-4-9
------------------------------------------------------------------------------------------------------
                        Yinchuan Tianshi             3-1-202 Dong Sheng
                      Biological Technology             Xiao Qu, Cheng
19    Yinchuan        and Trading Co., Ltd.           District, Yinchuan   LI Baolan     2002-4-18
------------------------------------------------------------------------------------------------------
                                                      Fl.13, Commercial
                         Qinghai Tianshi              Bank Building, 236
                      Biological Technology            Dong Guan Da Jie,
20     Qinghai              Co., Ltd.                      Xining          LI Baolan     2002-4-23
------------------------------------------------------------------------------------------------------
                         Jiangxi Tianshi
                      Biological Technology            No. 30 Ding Gong
21     Jiangxi               Co., Ltd.                   Lu, Nanchang      LI Baolan     2002-5-24
------------------------------------------------------------------------------------------------------
                                                     Rm. A, Fl. 20, Ping
                     Hunan Tianshi Biological        An Plaza, No. 60 Fu
                      Technology and Trading         Rong Zhong Lu, Kaifu
22      Hunan                Co., Ltd.                District, Changsha   LI Baolan     2002-8-14
------------------------------------------------------------------------------------------------------
                      Tianshi Engineering,
                    Xingjiang Representative         Building 8, No. 107      LI
23    Xingjiang               Office                Hong Qi Lu, Wulumuqi    Jinyuan      2002-9-18
------------------------------------------------------------------------------------------------------
                      Tianshi Engineering,           No. 20 Huai Nan
                    Zhenzhou Representative        Jie, Erqi District,        LI
24    Zhengzhou               Office                     Zhengzhou          Jinyuan      2002-9-18
------------------------------------------------------------------------------------------------------
                                                   No. 1-1-1-4, Jia Siu
                       Guizhou Tianshi               Xiang, Xi Hu Lu,
                     Biological Technology           Nanmin District,
25     Guizhou            Co., Ltd.                       Guiyang           LI Baolan    2002-10-24
------------------------------------------------------------------------------------------------------
                                                     Rm 6D, Lian Bang
                      Tianshi Engineering,         Plaza, 8/23 He Xiang
                     Xiamen Representative            Xi Lu, Kaiyuan          LI
26     Xiamen               Office                  District, Xiamen        Jinyuan      2002-11-15
------------------------------------------------------------------------------------------------------
                                                    No. 18 Wen Hua Lu,
                      Tianshi Engineering,          Lintong District,         LI
27      Xian             Lintong Store                    Xian              Jinyuan      2002-11-20
------------------------------------------------------------------------------------------------------
                      Tianshi Engineering,            No. 31 Fou Shan
                    Shandong Representative        Jie, Lixia District,       LI
28    Shandong              Office                        Jinan             Jinyuan      2002-11-27
------------------------------------------------------------------------------------------------------
                                                    Building 2, No. 16
                                                    Hua Ye Apartments,
                       Tianshi Engineering,          Jian Hua Bei Da
                       Hebei Representative            Jie, Changan           LI
29     Hebei                  Office              District, Shijiazhuang    Jinyuan      2002-12-24
------------------------------------------------------------------------------------------------------
                                                    No. 143 Zhao Deng
                       Beijing Tianshi                Yu Lu, Xicheng          LI
30    Beijing        Engineering Co., Ltd.          District, Beijing       Jinyuan      2003-3-26
------------------------------------------------------------------------------------------------------
                                                    No. 125, Mei Hua
                     Tianshi Engineering,         Ju, First North Part
                    Sichuan Representative          2nd Ring, Jinniu          LI
31    Sichuan               Office                 District, Chengdu        Jinyuan      2003-4-7
------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------
                                                   No. 411-1 Bai Long
                      Kunming Tianshi                Lu Middle Part,
                   Biological Technology             Guandu District,
32    Kunming            Co., Ltd.                       Kunming           LI Baolan     2003-5-21
------------------------------------------------------------------------------------------------------
                    Tianshi Engineering,           Rm 201-1-133 Hu Po
                    Hefei Representative            Shan Dong Zhuang,         LI
33     Hefei               Office                          Hefei            Jinyuan      2003-6-20
------------------------------------------------------------------------------------------------------
                                                 Sheng De Apartments,
                                                   No. 379 De Sheng
                    Tianshi Engineering,         Lu, Gongshu District,        LI
34    Zhejiang        Zhejiang Store                    Hangzhou            Jinyuan
------------------------------------------------------------------------------------------------------

Notes:

(1) Out of the 34 business entities listed above, Mr. LI Jinyuan has 100% ownership to 26 of them; The other 8 business entities are 100% owned by Ms. LI Baolan, the daughter of Mr. LI Jinyuan;
(2) The 22 representative offices of Tianshi Engineering are not separate legal entities, while the 12 affiliate companies are legal entities under the PRC laws.

Price and cost allocations for domestic transactions are as follows:

         Tianshi China sells to Tianshi Engineering at the price of 25% of the domestic market price for the products. Tianshi Engineering then through individual distributors of its 22 representative offices or 12 affiliates sells the products to purchasers. Through this process, the commission to those individual distributors is 52.5% of the domestic market price; while the representative offices or affiliates incur 4-9% of the domestic market price as their operation expenses and Tianshi Engineering retains 15.5-20.5% as expenses and profits. This is summarized as follows:


Tianshi China (Costs, expenses and profit)              25%
Tianshi Engineering (expenses and profit)               15.5-20.5%
Representative Offices or Affiliates                    4-9%
Individual Distributors' Commission                     52.5%
------------------------------------------------------------------
Domestic Market Price                                   100%

         For the international market, Tianshi China sells its products to approximately 90 affiliated offshore companies that are responsible for their respective regional markets. The following tables set forth the specific details of the affiliated overseas companies by regions, in chronological order:

Eastern Europe:

----------------------------------------------------------------------------------------------------
 No.    Country      Overseas Affiliate           Ownership          Registered        Incorp.
                                                                       Address          Date
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
  1     Russia      Tianshi Group Yatai        LI Jinyuan;            Haishenwei
                   Science and Technology     Jiang Ming Jun
                    Development Ltd. Co.
----------------------------------------------------------------------------------------------------
  2   Haishenwei      Tianshi Ltd. Co.           LI Jinyuan
----------------------------------------------------------------------------------------------------
  3     Russia       Shengshi Ltd. Co.           LI Jinyuan             Moscow        2001.07.12
----------------------------------------------------------------------------------------------------
  4     Russia        Huamao Ltd. Co.             LI Baolan             Moscow
----------------------------------------------------------------------------------------------------
  5     Russia       Tian Dihe Ltd. Co.           LI Baolan             Moscow        2001.07.16
----------------------------------------------------------------------------------------------------
  6     Russia    Huafeng Travel Ltd. Co.         LI Baolan             Moscow        2001.05.04
----------------------------------------------------------------------------------------------------
  7     Russia        Baofeng Ltd. Co.           LI Jinyuan             Moscow        2003.04.13
----------------------------------------------------------------------------------------------------
  8     Russia      Tianshi Health Foods    Tianjin Tianshi Group       Moscow        1999.03.06
                     (Russia) Co., Ltd.         Co., Limited
----------------------------------------------------------------------------------------------------
  9     Yeca       Tianshi WulareTrading         LI Jinyuan            Yecaburg       2000.01.31
                         Co., Ltd.
----------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------
 10   New Siberia  Tianshi (New Siberia)         LI Jinyuan           New Siberia     2000.02.24
                         Co., Ltd.
----------------------------------------------------------------------------------------------------
 11       St.        Tianshi Co., Ltd.           LI Jinyuan         St. Petersburg    2000.03.20
      Petersburg
----------------------------------------------------------------------------------------------------
 12     Latvia     Tianshi (Latvia) Group        LI Jinyuan             Latvia        2000.05.02
                         Co., Ltd.
----------------------------------------------------------------------------------------------------
 13     Calining     Tianshi Co., Ltd.           LI Jinyuan              Russia       2000.06.07
----------------------------------------------------------------------------------------------------
 14  White Russia   Tianshi White Russia         LI Jinyuan           White Russia    2000.06.23
                         Co., Ltd.
----------------------------------------------------------------------------------------------------
 15     Hungary     Tianshi Hungary Co.,      LI Jinyuan 95%;          Budapest,      2000.08.23
                            Ltd.             DI Zhen Jiang 5%           Hungary
----------------------------------------------------------------------------------------------------
 16     Czech     Tianshi Czech Co., Ltd.        GAO Guo Jun             Crech        2000.12.01
----------------------------------------------------------------------------------------------------
 17     Romania   Tianshi Grup Co., S.R.L        LI Jinyuan            Bucharest,     2000.12.08
                                                                        Romania
----------------------------------------------------------------------------------------------------
 18    Esthonia    Tianshi Esthonia Co.,         LI Jinyuan                           2000.12.22
                            Ltd.
----------------------------------------------------------------------------------------------------
 19     Ukraine      Company "Hua Yuan"          LI Jinyuan             Ukraine       2001.01
----------------------------------------------------------------------------------------------------
 20     Moldova    "Tianshi-Grup" S.R.L.                           Republica Moldova  2001.01.16
----------------------------------------------------------------------------------------------------
 21     Biermu     BiermuBaolan Co., Ltd.         LI Baolan             Russia        2001.02.01
----------------------------------------------------------------------------------------------------
 22    Lithuania    Tianshi (Lithuania)           LI Jinyuan           Lithuania      2001.04.19
                         Co. Ltd.
----------------------------------------------------------------------------------------------------
 23     Russia     Tianshi LiShi Ltd. Co.         LI Baolan             Moscow        2001.04.28
----------------------------------------------------------------------------------------------------
 24     Russia        Huayuan Trading            LI Jinyuan             Russia        2001.06.09
                     (Russia) Co., Ltd.
----------------------------------------------------------------------------------------------------
 25     Russia        Nanfang Ltd. Co.           LI Jinyuan              Russia       2002.01.14
----------------------------------------------------------------------------------------------------
 26    Slovakia    Tiens Slovakia S.R.O.      LI Jinyuan 95%;           Slovakia      2002.07.11
                                              ZHOU Zhi Dian 5%
----------------------------------------------------------------------------------------------------
 27     Odyssey       Tianshi Company            LI Jinyuan             Odyssey       2002.12
----------------------------------------------------------------------------------------------------
 28     Ukraine    Huaerkev Hua Mao        WANG Shu Ying; ZHANG Jia      Ukraine      2002.12.16
                      Co., Ltd.                    Zhen
----------------------------------------------------------------------------------------------------
 29      Kazan    Tianshi Kazan Co., Ltd.        LI Jinyuan              Kazan        2003.02.27
----------------------------------------------------------------------------------------------------
 30    Bulgaria        Balkan Tianshi         LI Jinyuan 99%;            Sofia,       2003.05
                                             GUI Xin Jiang 1%          Bulgaria
----------------------------------------------------------------------------------------------------
 31     Kyrgyz     Kyrgyz LiShi Ltd. Co.         LI Jinyuan         Kyrgyz Republic   2003.05.15
----------------------------------------------------------------------------------------------------
 32    Waluoniea     Bao Yuan Co., Ltd.          LI Jinyuan            Waluoniea      2003.06.04
----------------------------------------------------------------------------------------------------
 33    Volgograd   Tianshi Volgograd Co.,        LI Jinyuan            Volgograd      2002.12.09
                            Ltd.
----------------------------------------------------------------------------------------------------

Western Europe:

----------------------------------------------------------------------------------------------------
 No     Country      Overseas Affiliate           Ownership           Registered     Incorp. Date
                                                                        Address
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
  1     England        Tianshi UK PLC            LI Jinyuan         London, England   2001.07.16
----------------------------------------------------------------------------------------------------
  2      Spain      Tianshi Spain, S.L.      Tianshi China (100%    CL Ausias Marc    1999.12.29
                                            owned by LI Jinyuan)     26, Barcelona
                                                                         08010
----------------------------------------------------------------------------------------------------
  3     Poland       Tianshi Poland Sp           LI Jinyuan         UL Przyokopowa    2000.11.01
                                                                     31, Warszawa,
                                                                        Poland
----------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------
  4    Germany        Tianshi Co., Ltd.        LI Jinyuan 85%;          Berlin,       2000.12.01
                                               LI Baolan 10%;           Germany
                                               Li Tie Gang 5%
----------------------------------------------------------------------------------------------------
  5      Italy         Tianshi Italia          LIU Jin Quan 98%;      Latigo Appio
                            S.R.L.             ZHU Xiang Rong 1%      Claudio, 365    2001.07.16
                                               LIN Jian Hua 1%        Roma, Italy
----------------------------------------------------------------------------------------------------
  6    Portugal      Tianshi Millenium-           LI Jinyuan             Centro       2001.11.26
                        Comercio De                                     Commercial
                         Produtos                                      Martin Moniz
                        Biologicos,                                    5 Piso H03
                      Unipessoal, LDA                               1100-339, Lisboa
                                                                         Portugal
----------------------------------------------------------------------------------------------------
  7     Denmark       Tianshi Danmark            LI Jinyuan           Copenhagen,       2001.12
                   Sundhedsprodukter Aps                                Denmark
----------------------------------------------------------------------------------------------------
  8     Finland       Tianshi Finland            LI Jinyuan             Finland       2002.01.13
                  Healthproduct Co., Ltd.
----------------------------------------------------------------------------------------------------
  9     France       Tiens France SARL           LI Jinyuan              2 Rue        2002.02.26
                                                                     D'Hauteville
                                                                     75010 Paris,
                                                                        France
----------------------------------------------------------------------------------------------------
 10     Greece       Tiens Hellas A.E.         LI Jinyuan 90%;          Athens        2002.06.19
                                               LI  Baolan 10%
----------------------------------------------------------------------------------------------------
 11     Austria   Tianshi Health Products        LI Jinyuan         Vienna, Austria   2002.08.01
                       GmbH Co., Ltd.
----------------------------------------------------------------------------------------------------

Middle East:

----------------------------------------------------------------------------------------------------
 No       Country        Overseas Affiliate         Ownership          Registered     Incorp. Date
                                                                         Address
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
  1      Kazakhstan     Tianshi People Group       LI Jinyuan
                              Limited.
----------------------------------------------------------------------------------------------------
  2      Kazakhstan      Tianshi Kazakhstan        LI Jinyuan          Kazakhstan      2000.09.02
                            Co., Limited
----------------------------------------------------------------------------------------------------
  3        Israel         Tianshi Israel        Tianjin Tianshi
                             Limited            Group  Co., Ltd.        Jerusalem,     2000.10
                                                  (100% owned             Israel
                                                 by LI Jinyuan)
----------------------------------------------------------------------------------------------------
  4        Turkey       China Tianshi Group     LI Jinyuan 99%;         Istanbul,      2000.11.16
                         Import/Export Co.,     MENG Qing Ling 1%        Turkey
                                Ltd.
----------------------------------------------------------------------------------------------------
  5       Mongolia     Tianshi Mongolia Co.,       LI Jinyuan           Mongolia       2001.10.02
                                Ltd.
----------------------------------------------------------------------------------------------------
  6        U.A.E.        Tiens Unirates LLC        LI Jinyuan             Dubai        2003.03.26
----------------------------------------------------------------------------------------------------
  7                         LLC"Tianshi"           LI Jinyuan       Yerevan, Armenia   2003.05.20
     Armenia
----------------------------------------------------------------------------------------------------
  8     Beihabaolan       Bao Lan Company          LI Jinyuan            Aztanai       2003.05.20
----------------------------------------------------------------------------------------------------
  9      Uzbekistan       Bao Lan Company          LI Jinyuan          Uzbekistan      2003.07.04

----------------------------------------------------------------------------------------------------


America:

----------------------------------------------------------------------------------------------------
 No       Country        Overseas Affiliate         Ownership          Registered     Incorp. Date
                                                                         Address
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
  1     Brazil    Tianshi Brazil Co., Ltd.       LI Jinyuan 30%       Av.Brigadeiro    2002.08.01
                                                LI Shu Ying 35%;       Luis Antonio
                                                  LI Ai Jun 4%;            4605,
                                                XIAO Yong Hong 31%     CEP01402-002
                                                                     Jardim Paulista
                                                                  Sao Paulo-SP,Brasil
----------------------------------------------------------------------------------------------------
  2    Hong            Tianshi International       LI Jinyuan        29/F., 133 Wan
       Kong            Development Co., Ltd.                         Chai Road, Wan    1996.12
                                                                     Chai, HongKong
----------------------------------------------------------------------------------------------------
  3   Canada         Tianshi (Canada) Health      LI Jinyuan        1959 Upper Water
                         Products, Inc.                                St. P.O.Box     1997.12.31
                                                                      997,Suite 800
                                                                      Halifax, Nova
                                                                      Scotia Canada
----------------------------------------------------------------------------------------------------
  4       USA          Tianshi Health        Tianjin Tianshi Group     Suite A-8,
                       Products, Inc.              Co., Ltd.           Everett, WA     1998.02.12
                                                (100% owned by          98204, USA
                                                  Li JinYuan)
----------------------------------------------------------------------------------------------------
  5      Japan        Tiens Co., Ltd.            LI Jinyuan          Tokyo, Janpan     1998.11.18
----------------------------------------------------------------------------------------------------
  6      Peru       Tianshi Peru S.A.C.        LI Jinyuan 50%;      AV.A.Benavides
                                                LI Baolan 50%       1981-Miraflores    2000.11
                                                                       Lima-Peru
----------------------------------------------------------------------------------------------------
  7    Hong Kong    Tianshi Development          LI Jinyuan         29/F., 133 Wan
                         Co., Ltd.                                  Chai Road, Wan     2001.02.27
                                                                    Chai, HongKong
----------------------------------------------------------------------------------------------------
  8    Hong Kong    Jinyuan Development          LI Jinyuan         29/F., 133 Wan
                         Co., Ltd.                                  Chai Road, Wan     2002.04.16
                                                                    Chai, HongKong
----------------------------------------------------------------------------------------------------
  9    Hong Kong   Tianshi International         LI Jinyuan         29/F., 133 Wan     2002.05.13
                  Holdings Group Co., Ltd.                          Chai Road, Wan
                                                                    Chai, HongKong
----------------------------------------------------------------------------------------------------
 10    Hong Kong   Tianshi Communication         LI Jinyuan         29/F., 133 Wan     2003.03.24
                         Co., Ltd.                                  Chai Road, Wan
                                                                    Chai, HongKong
----------------------------------------------------------------------------------------------------

Southeastern Asia:

----------------------------------------------------------------------------------------------------
 No       Country        Overseas Affiliate         Ownership          Registered     Incorp. Date
                                                                         Address
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
  1       Thai           Thal Tianshi               LI Jinyuan        Rm. 210, 219,    1997.11.17
                       International Co.,                           21st Fl., South
                            Ltd.                                       Sathorn Rd,
                                                                     Bangkok, Thai
----------------------------------------------------------------------------------------------------
  2    Indonesia    Pt. Singa Langit Jaya         LI Jinyuan           Jakarta,        2000.08
                                                                       Indonesia
----------------------------------------------------------------------------------------------------
  3   Philippines   Tianshi Philippine          LI Jinyuan 0.01%
                            Inc                 YAN Yu Peng0.01%
                                              YU Xiao Chuan 0.01%
                                               DU Hong Yan 0.01%      Philippines      2001.02.28
                                             ZHAO Xiang Huan 0.01%;
                                                Tianshi Health
                                              Products, Inc. 99.95%
----------------------------------------------------------------------------------------------------
  4       Lao       Tianshi Lao Co., Ltd.   Tianjin Tianshi Group     067 Fa That     2001.05.04
                                            Co., Ltd. (100% owned   Khao, Vientiane
                                                by LI Jinyuan)         Lao P D R
----------------------------------------------------------------------------------------------------
                         Tiens Health           LI Jinyuan 30%      128 Jalan Pudu,
  5     Malaysia    Development (Malaysia)                            55100 Kaula     2002.02.26
                           SDN. BHD                                Lumpur, Malaysia
----------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------
  6      India      Tianshi India Private      LI Jinyuan 51%;     New Delhi, India   2002.04.29
                             Ltd.            Ruchita Nanda Veenu
                                                  Mittal 49%
----------------------------------------------------------------------------------------------------
  7    Singapore     Tianshi (Singapore)          LI Jinyuan          128 Tanjong     2003.03.12
                           Pte.Ltd.                                   Pagar Road,
                                                                   Singapore 088535
----------------------------------------------------------------------------------------------------

Africa:

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
 No       Country        Overseas Affiliate         Ownership          Registered     Incorp. Date
                                                                         Address
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
  1      Egypt     Amriya Pharmaceutical                             Manshia Alex,
                            Co.                                          Egypt
----------------------------------------------------------------------------------------------------
  2  South Africa    Tianshi (S.A)(Pty)           LI Jinyuan         Johannesburg,     1998.12.02
                           Ltd                                       South Africa
----------------------------------------------------------------------------------------------------
  3      Ghana         Tianshi Health              LI Jinyuan          Ghana Company   2000.06.29
                       Industries and                                Registration
                   Enterprises Ghana Ltd.                               Office
----------------------------------------------------------------------------------------------------
  4    Swaziland          Tianshi                  LI Jinyuan            Mbabane,      2000.07
                   (Swaziland)(Pty.) Ltd.                              Swaziland
----------------------------------------------------------------------------------------------------
  5    Botswana   Tianshi (Botswana) Pty.          LI Jinyuan           Gaborone,      2000.08.23
                            Ltd.                                       Botswana
----------------------------------------------------------------------------------------------------
  6     Nigeria   Tianshi Health Products    LI Jinyuan; LI Ai Jun   Lagos, Nigeria     2000.10.23
                     Company (NIG) LTD
----------------------------------------------------------------------------------------------------
  7     Zambia     Tianshi (Zambia)(Pty.)        LI Jinyuan         Lusaka, Zambia     2000.12.08
                            Ltd.
----------------------------------------------------------------------------------------------------
  8  Cote D'ivoire  Tianshi Health Ind.&         LI Jinyuan          Cote D'ivoire     2002.06.28
                  Ent.. Cote D'ivoire Ltd.
----------------------------------------------------------------------------------------------------

Notes:

(1) Majority of the above-listed company are owned by Mr. LI Jinyuan, except where foreign ownerships are not permitted in the respective jurisdictions.

The price and cost allocation for international transactions are as follows:

         As operation costs vary from country to country, international market prices vary accordingly. Tianshi China sells the products to Tianshi Engineering at the price of 25% of the domestic market price for the products. Tianshi Engineering then sells the products to overseas affiliates at the FOB (destination port) price, which consists of 25% of the domestic market price, customs duty, value-added tax and other miscellaneous transporting costs. The individual distributors of overseas affiliates sell the products to purchasers for commission of 52.5% of the respective international market price. The overseas affiliates charges its expenses and ensures approximately 10% profits for itself. In average, the international prices comprise of the following components:


Tianshi China (Costs, expenses and profit)                    25% of Domestic Market Price
Tianshi Engineering (Custom Duties, VAT, transporting)     Varies
Tianshi Engineering (profits)                                 10% of International Market Price
Representative Offices or Affiliates                         4-9% of International Market Price
Individual Distributors' Commission                          52.5% of International Market Price
------------------------------------------------------------------------------------------------
International Market Price                                    100%

         Apart from related party accounts receivables and accounts payables related to these sales, there are significant amount of other receivables due to Tianshi China from related parties and payables to related parties. These receivables arise from various cash advances, allocation of administrative and operating costs, various short term loans to related parties and other various non-operational transactions incurred with related parties. Most of these related party loans and cash advances are interest free, as they are made on short term and ad hoc basis. These payables arise from management fees due to related parties and various non-operational transactions incurred with related parties.

Other receivables
-----------------


The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development  Co.,  Ltd.,  is  owed  additional   amounts   classified  as  other
receivables from Tianjin Juchao Commercial and Trading Co., Ltd. totaling $26,831,339 as of December 31, 2003. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature. The Company does not charge interest on these receivables.

On March 26, 2004, Tianjin Tianshi Biological Development Co., Ltd. entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note will be paid off in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. The receivable is secured by the personal guarantee of LI Jinyuan, President and major shareholder of Tiens Biotech Group
(USA), Inc., and the pledge of 20% of his stock ownership in Tiens Biotech Group
(USA), Inc. or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and can not be traded until September 10, 2004. During March, 2004, Tianjin Tianshi Biological Development Co., Ltd. received its first principal payment of RMB50,000,000. This amount was distributed in turn to the parent company, Tianshi International Holdings Group Limited as a joint venture distribution.

Loans receivable
----------------

The Company was owed amounts classified as loans receivable from related parties of $10,899,102 as of December 31, 2002. Prior to the year ended December 31, 2000, Tianshi made cash advances and loans to Tianjin Tianshi Biological Engineering Co., Ltd which was a 20% shareholder of Tianshi prior to June 2003 and Tianshi Group. In June 2003, Tianjin Tianshi Biological Engineering Co., Ltd transferred its 20% ownership to another related party. However, the amount owed to Tianshi still remained outstanding.

There were three loans outstanding as of December 31, 2000 which amounted to $4,840,000, $2,009,773 and $ 4,926,936. Interest is being charged at 5.31% per annum beginning January 1, 2000. As of December 31, 2002 there was accrued interest of $1,945,105 owed on these loans. In August, 2003 the Company entered into a payment schedule to be paid off by December 31, 2003 which these amounts have been paid off in 2003.

Accounts payable
----------------

Accounts payable due to related parties amounted to $758,570 and $762,694 at December 31, 2003 and 2002, respectively. These amounts were generated from the related parties paying expenses on behalf of the Company.

Other payables
--------------

The Company also has amounts classified as other payables due to related parties which amounted to $1,312,288 and $2,294,168 as of December 31, 2003 and 2002, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions incurred with related parties.

Rent expense
------------

At December 31, 2002, the Company has a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company has agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. The amount of these expenses paid in 2002 amounted to $242,960 and have been expensed in the accompanying statement of operations under various general and administrative expense accounts. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense under this agreement amounted to $375,645 in 2003.


         There are no family relationships among TIANSHI's directors or executive officers. However, several of TIANSHI's affiliates are owned by Ms. LI Baolan, the daughter of Mr. LI Jinyuan, TIANSHI's Director/President/Chief Executive Officer.

ITEM 13.  EXHIBITS AND REPORTS

Exhibits


(A) The financial statements required by Rule 310(a) of Regulation S-B for the Company are filed herein.

31.1     Certifications Pursuant to 18 USC, Section 1330, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

31.2     Certifications Pursuant to 18 USC, Section 1330, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002


(B)      Reports on Form 8-K

Form 8K/A and Form 8K dated October 24 and September 24, 2003, announcing the change of control and the acquisition of Tianshi China;

Item 14.   Principal Accountant Fees and Services

AUDIT FEES

         Total annual audit fees billed for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during the 2003 and 2002 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $150,000 and $150,000, respectively.


TAX FEES

         The total fees billed during the 2003 and 2002 for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for tax compliance services were $0 and $10,000, respectively. Specifically, these services involved preparation of the consolidated tax returns.



--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tiens Biotech Group (USA), Inc.


Dated: April 13, 2004                      /s/ JIAO Wenjun
       --------------                     --------------------------------------
                                          JIAO Wenjun,
                                          Chief Financial Officer

                        Tiens Biotech Group (USA), Inc.
                           (formerly Strategika, Inc.)

                          INDEX TO FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002                 F-2

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                             F-3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
  DECEMBER 31, 2003 AND 2002                                                 F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 2003 AND 2002                                                 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-6

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Tiens Biotech Group (USA), Inc. and Subsidiaries
(Formerly Known as Strategika, Inc.)

We have audited the accompanying consolidated balance sheets of Tiens Biotech Group (USA), Inc. (formerly known as Strategika, Inc.) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and other comprehensive income (loss), shareholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiens Biotech Group
(USA), Inc. (formerly known as Strategika, Inc.) and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




February 27, 2004, except for Note 6,
  as to which the date is March 30, 2004
Walnut, California


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                     ASSETS
                                     ------

                                                                 2003            2002
                                                             ------------    ------------
CURRENT ASSETS:
    Cash                                                     $ 12,725,043    $    302,974
    Accounts receivable, trade - related party, net of
      allowance for doubtful accounts of $0 and $12,877
      as of December 31, 2003 and 2002, respectively                8,533       2,562,657
    Other receivables                                             139,820         328,491
    Other receivables - related party                          26,831,339
    Loans receivable - related party                                           10,899,102
    Inventories                                                 4,004,216       4,047,673
                                                             ------------    ------------

      Total current assets                                     43,708,951      18,140,897
                                                             ------------    ------------

PLANT AND EQUIPMENT, net                                       11,156,268      12,757,497
                                                             ------------    ------------

OTHER ASSETS:
    Intangible asset, net                                         363,330         411,094
    Employee advances                                             821,536         554,032
    Deposits                                                    1,051,557       1,934,436
                                                             ------------    ------------
      Total other assets                                        2,236,423       2,899,562
                                                             ------------    ------------

         Total assets                                        $ 57,101,642    $ 33,797,956
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                         $  2,531,829    $  1,962,068
    Accounts payable - related party                              758,570         762,694
    Advances from customers - related parties                   5,141,661          60,439
    Wages and benefits payable                                     25,447         165,936
    Other taxes payable                                           206,723         210,788
    Other payables                                                 27,251       1,130,569
    Other payables - related parties                            1,312,288       2,294,168
    Short term notes payable                                    5,324,000       6,460,190
    Current portion of long term debt                             259,364         263,677
                                                             ------------    ------------
      Total current liabilities                                15,587,133      13,310,529

LONG TERM DEBT, net of current portion                            155,591         446,029
                                                             ------------    ------------

      Total liabilities                                        15,742,724      13,756,558
                                                             ------------    ------------

MINORITY INTEREST                                               8,272,726       4,009,228
                                                             ------------    ------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000
      shares authorized, 71,998,586 and 32,503,586
      shares issued and outstanding, respectively                   6,851               1
    Paid-in-capital                                             8,906,492       8,906,492
    Statutory reserves                                          3,730,137         399,173
    Retained earnings                                          20,453,290       6,730,432
    Stock receivable                                               (6,650)              0
    Accumulated other comprehensive income (loss)                  (3,928)         (3,928)
                                                             ------------    ------------
      Total shareholders' equity                               33,086,192      16,032,170
                                                             ------------    ------------
         Total liabilities and shareholders' equity          $ 57,101,642    $ 33,797,956
                                                             ============    ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

    CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       2003            2002
                                                   ------------    ------------
REVENUE - RELATED PARTIES                          $ 38,392,208    $ 14,096,726

COST OF SALES                                        12,725,161       8,297,845
                                                   ------------    ------------

GROSS PROFIT                                         25,667,047       5,798,881

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          3,171,338       3,193,190
                                                   ------------    ------------

INCOME FROM OPERATIONS                               22,495,709       2,605,691

OTHER EXPENSE, net of other income                   (1,178,389)       (110,860)
                                                   ------------    ------------

INCOME BEFORE MINORITY INTEREST                      21,317,320       2,494,831

MINORITY INTEREST                                     4,263,498         498,966
                                                   ------------    ------------

NET INCOME                                           17,053,822       1,995,865

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment                  --              --
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $ 17,053,822    $  1,995,865
                                                   ============    ============

EARNINGS PER SHARE, BASIC AND DILUTED              $       0.38    $       0.07
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                    44,730,609      29,137,549
                                                   ============    ============


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                      Number           Common          Paid-in         Statutory
                                                    of shares          stock           capital         reserves
                                                  -------------    -------------    -------------    -------------
BALANCE, January 1, 2002                                500,508    $           1    $   8,906,492    $        --
   Sale of common stock through
     private placement                                4,500,000             --               --               --
   Net income                                              --               --               --               --
   Adjustment to statutory reserve                         --               --               --            399,173
                                                  -------------    -------------    -------------    -------------
BALANCE, December 31, 2002                            5,000,508                1        8,906,492          399,173
   Tianshi stock issued to Tianshi shareholders
   6.5 for one shares forward split                  27,503,078            6,850             --               --
   Issuance of common stock to Tianshi
     shareholders due to reorganization              68,495,000             --               --               --
   Cancellation of common stock held by
     Rene Larrave                                   (29,000,000)            --               --               --
   Net income                                              --               --               --               --
   Adjustment to statutory reserve                         --               --               --          3,330,964
                                                  -------------    -------------    -------------    -------------
BALANCE, December 31, 2003                           71,998,586    $       6,851    $   8,906,492    $   3,730,137
                                                  =============    =============    =============    =============


                                                                                     Accumulated
                                                                                        other
                                                    Retained          Stock         comprehensive
                                                    earnings        receivable      income (loss)        Totals
                                                  -------------    -------------    -------------    -------------
BALANCE, January 1, 2002                          $   5,133,740    $        --      $      (3,928)   $  14,036,305
   Sale of common stock through
     private placement                                     --               --               --               --
   Net income                                         1,995,865             --               --          1,995,865
   Adjustment to statutory reserve                     (399,173)            --               --                  0
                                                  -------------    -------------    -------------    -------------
BALANCE, December 31, 2002                            6,730,432             --             (3,928)      16,032,170
   Tianshi stock issued to Tianshi shareholders
   6.5 for one shares forward split                        --             (6,650)            --                200
   Issuance of common stock to Tianshi
     shareholders due to reorganization                    --               --               --               --
   Cancellation of common stock held by
     Rene Larrave                                          --               --               --               --
   Net income                                        17,053,822             --               --         17,053,822
   Adjustment to statutory reserve                   (3,330,964)            --               --               --
                                                  -------------    -------------    -------------    -------------
BALANCE, December 31, 2003                        $  20,453,290    $      (6,650)   $      (3,928)   $  33,086,192
                                                  =============    =============    =============    =============


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                   2003            2002
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $ 17,053,822    $  1,995,865
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Minority interest                                          4,263,498         498,966
       Depreciation                                                 991,138       1,004,456
       Amortization                                                  47,764          55,629
       (Gain) loss on sale of assets                                (18,587)         53,606
     (Increase) decrease in assets:
       Accounts receivable - related party                        2,554,124      (1,601,470)
       Other receivables                                            188,671         550,916
       Other receivables - related party                        (26,831,339)      1,021,303
       Inventories                                                   43,457        (319,562)
       Employee advances                                           (267,504)      3,415,279
       Deposits                                                     882,879         222,877
     Increase (decrease) in liabilities:
       Accounts payable                                             569,761         185,402
       Accounts payable - related party                              (4,124)         68,589
       Advances from customers                                    5,081,222        (509,239)
       Wages and benefits payable                                  (140,489)     (1,548,002)
       Other taxes payable                                           (4,065)     (1,561,094)
       Other payables                                            (1,103,318)     (2,037,426)
       Other payables - related parties                           2,254,539      (1,707,054)
                                                               ------------    ------------
         Net cash provided by (used in) operating activities      5,561,449        (210,959)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in loans receivable - related party                 10,899,102       2,822,710
    Increase in loans receivable - related party                          0        (661,212)
    Proceeds from sales of plant and equipment                       66,549             750
    Purchase of equipment and automobiles                        (2,674,290)     (2,587,629)
                                                               ------------    ------------
        Net cash provided by (used in) investing activities       8,291,361        (425,381)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments, net of borrowings on short term notes payable      (1,136,190)        (12,100)
    Payments on long term debt                                     (294,751)        (98,950)
    Proceeds from long term debt                                                    720,555
    Proceeds of stock receivable                                        200
                                                               ------------    ------------
        Net cash provided by (used in)  financing activities     (1,430,741)        609,505
                                                               ------------    ------------

INCREASE (DECREASE) IN CASH                                      12,422,069         (26,835)

CASH, beginning of year                                             302,974         329,809
                                                               ------------    ------------

CASH, end of year                                              $ 12,725,043    $    302,974
                                                               ============    ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

Background
----------

On February 17, 2004, Tiens Biotech Group (USA), Inc. (the Company) formally changed it name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

On August 22, 2003, Strategika, Inc., a corporation organized under the laws of the State of Delaware ("STRATEGIKA"); Tianshi International Holdings Group Ltd., a corporation organized under the laws of the British Virgin Islands ("TIANSHI"); Li Jin Yuan, Jiao Wen Jun and Yan Yu Peng, all Chinese Nationals who are stockholders of TIANSHI (the "TIANSHI Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, STRATEGIKA received from the TIANSHI Stockholders all of the issued and outstanding common stock of TIANSHI in exchange for 68,495,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of STRATEGIKA. As additional consideration, the 29,000,000 shares of the common stock of STRATEGIKA held by Rene Larrave, the sole officer and director of STRATEGIKA prior to the reorganization, were redeemed to STRATEGIKA and dully cancelled by STRATEGIKA.

Pursuant to the Agreement and on the Effective Date, as consideration for the exchange of the TIANSHI Shares, STRATEGIKA issued 68,495,000 shares of restricted common capital stock, par value $0.001 per share, to the TIANSHI Stockholders, representing approximately 95% of the issued and outstanding common capital stock of STRATEGIKA following the time of the issuance. There are currently 71,998,586 issued and outstanding shares of common stock of the reorganized STRATEGIKA.

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

Tianshi International Holdings Group Ltd. - British Virgin Island company formerly owned 100% by Li Jinyuan and currently owned 100% by Tiens Biotech Group (USA), Inc.

Li Jinyuan - individual - President and majority shareholder

Li Baolan - individual - Daughter of Li Jinyuan

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Background (continued)
----------------------

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

Tianshi Hong Kong International Development Co., Ltd. - Hong Kong company owned 100% by Li Jinyuan

Tianjin Tianshi Biological Engineering Co., Ltd. - Chinese company owned 49% by Li Baolan and 51% by Tianjing Tianshi Group Co., Ltd.

Tianjin Tianshi Pharmaceuticals Co., Ltd. - Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - Owned 90% by Li Jinyuan and 10% by Li Baolan

On June 18, 2001, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi Biological Development Co., Ltd. ("BIOLOGICAL"). Tianjin Tianshi Biological Development Co., Ltd. is a foreign investment joint venture which is incorporated under the laws of the People's Republic of China ("PRC") on March 27, 1998. The original partners in this joint venture were Tianshi Hong Kong International Development Co., Ltd. incorporated in Hong Kong which owned 80% of the joint venture and Tianjin Tianshi Biological Engineering Co., Ltd, a Chinese company incorporated in the People's Republic of China which owned the remaining 20% of the joint venture. Tianshi Hong Kong International Development Co., Ltd. is owned 100% by Li Jinyuan, the Company's president and major shareholder. Tianjin Tianshi Biological Engineering Co., Ltd is 49% owned by Ms. Li Baolan, the daughter of Li Jinyuan and 51% by Tianjin Tianshi Group Co., Ltd. On June 18, 2003, Tianjin Tianshi Biological Engineering Co., Ltd transferred its 20% interest in the joint venture for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd, a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. On June 18, 2003, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi Biological Development Co., Ltd from Tianshi Hong Kong International Development Co., Ltd. for no consideration. This transfer was made for no consideration since Li Jinyuan is president and sole shareholder of both companies.

The reporting entity
--------------------

The financial statements in the filings of STRATEGIKA become those of TIANSHI. The consolidated financial statements of Strategika, Inc. and subsidiaries (the "Company") reflect the activities of its 100% owned subsidiary, Tianshi International Holdings Group Ltd., and its 80% owned subsidiary, Tianjin Tianshi Biological Development Co., Ltd. The consolidated financial statements of TIANSHI have been presented as if the acquisition of BIOLOGICAL occurred at the beginning of 2002 due to common management and ownership.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

The reporting entity (continued)
--------------------------------

The consolidated financial statements generally reflect only the activities of Tianjin Tianshi Biological Development Co., Ltd. at its cost since Tianshi International Holdings Ltd., had no operational activities for the year ended December 31, 2003 and 2002, respectively. Since STRATEGIKA's continuing operations and balance sheet are insignificant, a pro forma balance sheet at December 31, 2003 and December 31, 2002 and statements of operations for the periods then ended are not presented herein.

Tianjin Tianshi Biological Development Co., Ltd. is a foreign investment joint venture which is incorporated under the laws of the People's Republic of China. BIOLOGICAL is classified as a Foreign Investment Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. BIOLOGICAL is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term beginning on March 27, 1998 with registered capital of $10,000,000.

TIANSHI owns 80% of its subsidiary BIOLOGICAL. The remaining 20% is owned by Tianjin Tianshi Pharmaceuticals Co., Ltd, a Chinese company and the majority shareholder of this Chinese company is Tianjin Tianshi Group Co., Ltd.

Nature of operations
--------------------

The Company through its subsidiary is primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care and other products. The Company sells its products to a sales force of related distributors who in turn sell to independent distributors and managers who use the products themselves or resell them to other distributors or consumers. The Company markets its products in the United States, China, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Belarus, Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia.

Revenue recognition
-------------------

The Company recognizes revenue from domestic sales by distributors, net of sales commissions and taxes only when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes as goods are shipped and clears the review by the international customs department.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Revenue recognition (continued)
-------------------------------

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

In 2003, Tianjin Tianshi Biological Engineering Co., LTD, a related company, owned all of the related party distributors which sell the Company's products domestically in China. The Company was responsible for paying all the related sales expenses incurred to sell their products to outside third parties.

Foreign currency translation
----------------------------

The reporting currency of the Company is the US dollar. Tianshi's financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(3,928) for the years ended December 31, 2003 and 2002, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $991,138 and $1,004,456, respectively.

Estimated useful lives of the assets are as follows:

                                                           Estimated Useful Life
                                                           ---------------------
Buildings                                                        20 years
Machinery and equipment                                          10 years
Computer, office equipment and furniture                          5 years
Automobiles                                                       5 years



Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use. The capitalization of interest associated with the cost in construction in progress is discussed in note 1, Capitalized interest.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, the Company expects these assets to be fully recoverable.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Plant and equipment, net (continued)
------------------------------------

Plant and equipment consist of the following at December 31:

                                                           2003          2002
                                                       -----------   -----------
Buildings and improvements                             $ 1,453,913   $ 5,084,994
Office facilities                                          461,526     1,082,232
Computer equipment and software                            763,661       730,500
Equipment                                                6,126,161     5,383,097
Vehicles                                                 1,455,991     1,418,053
Construction in progress                                 4,455,309     2,584,159
                                                       -----------   -----------
              Totals                                    14,716,561    16,283,035
Less accumulated depreciation                            3,560,293     3,525,538
                                                       -----------   -----------
              Totals                                   $11,156,268   $12,757,497
                                                       ===========   ===========


Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Recently issued accounting pronouncements
-----------------------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 changes the recorded amount of liabilities associated with asset retirements and requires the accretion of interest expense over the remaining life of the asset. FAS 143 also requires additional disclosure regarding asset retirement obligations.

This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)
-----------------------------------------------------

However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." ("FAS 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted this Statement in 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and does not expect the impact of the fair market value requirement to have a material impact on its financial condition or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. The Company has adopted this statement in 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)
-----------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. As the Company has no such variable interest entities, the adoption of FIN No. 46 did not have an impact on the Company's results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the financial condition or results of operations of the Company.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2003 and 2002 amounted to $12,725,043 and $302,974, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable - related party
-----------------------------------

The Company's trade accounts receivables are 100% due from related companies. Management believes that the accounts are fully collectible as these amounts are being collected throughout the year. However, the Company records a provision for accounts receivable trade which ranges from 0.3% to 0.5% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies (continued)

Accounts receivable - related party (continued)
-----------------------------------------------

The allowance for doubtful accounts as at December 31, 2003 and 2002 amounted to none and $12,877, respectively.

Other receivables
-----------------

Other receivables consist of various cash advances to the Company's independent sales representatives, unrelated companies and individuals which have business relationships with the Company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in first-out basis and consist of the following at December 31:


                                            2003         2002
                                         ----------   ----------
Raw material                             $1,673,405   $1,765,548
Work-in-progress                            342,252      702,162
Finished goods                            1,988,559    1,579,963
                                         ----------   ----------
      Totals                             $4,004,216   $4,047,673
                                         ==========   ==========

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2003 and 2002, the Company has determined that no reserves are necessary at year end.

Intangible assets
-----------------

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. The Company acquired the land use rights for fifty years from The People's Republic of China on December 1, 1999 in the amount of $487,665. At December 31, 2003 and 2002, accumulated amortization amounted to $124,335 and $76,571, respectively. The cost of the right is being amortized over ten years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, the Company expects these assets to be fully recoverable.

The total amortization expense for the years ended December 31, 2003 and 2002 amounted to $47,764 and $55,629, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of significant accounting policies (continued)

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiary, Tianshi, is a Sino-Foreign Joint Venture incorporated in the People's Republic of China. Pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and foreign Enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply. Tianshi is located in Special Economic Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Tianshi is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 10% reduced tax rate for the next three years. Prior to the year ended December 31, 2002, Tianshi has suffered operating losses. Tianshi started generating profits in the year ended December 31, 2002. Effective January 1, 2004, the two-year 100% exemption for income taxes will expire for Tianshi and it will become subject to income tax at a reduced rate of 10%.

Capitalized interest
--------------------

The Company has capitalized a portion of its interest costs as a component of building construction costs. Total interest expense for the years December 31, 2003 and 2002 net of capitalized interest amounted to $464,916 and $489,254, respectively. Total interest expense capitalized as part of the construction costs for the years ended December 31, 2003 and 2002 amounted to $34,459 and $13,012, respectively.

Fair value of financial instruments
-----------------------------------

The Company's financial instruments consist primarily of cash, trade and notes receivable, trade payables, advances, other receivables and debt instruments. The carrying values of these financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Earnings per share
------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the years ended December 31, 2003 and 2002. The weighted average number of shares used to calculate EPS reflect the 6.5 to 1 share split retroactively starting January 1, 2002.

Note 2 - Short term notes payable

Short term notes payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term notes payable at December 31, consisted of the following:

                                                            2003         2002
                                                         ----------   ----------
Loan from Industrial Commerical Bank, due July 17, 2004
     and August 5, 2002, respectively. Monthly interest
     payment only at 6.372% per annum, secured by
     properties and guaranteed by Tianshi Group          $2,057,000   $2,057,000

Loan from Country Credit Union, due on various dates
     Monthly interest only payments at 7.965%
     per annum, secured by properties                     3,267,000    3,846,590

Loan from Construction Bank of China, due June 30, 2003
     and July 4, 2002, respectively. Monthly interest
     payment only at 6.454% per annum, secured by
         properties and was paid off in July 2003              --        556,600
                                                         ----------   ----------
                     Totals                              $5,324,000   $6,460,190
                                                         ==========   ==========


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Long term debt

Long term debt at December 31, consisted of the following:

                                                                  2003          2002
                                                               -----------   -----------
Loan from Construction Bank of China, due on various
         dates in 2005.  Quarterly interest and principal
         payments at 6.54% per annum, secured by
         properties                                            $      --     $    43,344

Loan from Agricultural Bank of China, due on various
         dates in 2005.  Monthly interest and principal
         payments at 6.588% per annum, secured by
         properties                                                414,955       666,362
                                                                ----------   -----------
                      Totals                                       414,955       709,706
Less current portion of long term debt                             259,364       263,677
                                                               -----------   -----------
                      Long term debt, net of current portion   $   155,591   $   446,029
                                                               ===========   ===========

Total interest expense for the years ended December 31, 2003 and 2002 amounted to $464,916 and $489,254, respectively.

Note 4 - Supplemental disclosure of cash flow information

No income taxes were paid for the years ended December 31, 2003 and 2002, respectively. Interest paid amounted to $464,916 and $489,254 for the years ended December 31, 2003 and 2002, respectively.

Non-cash financing and investing activities, the Company purchased various vehicles during the years ended December 31, 2002 which were financed through various financial institutions. The total amount financed for 2002 amounted to $720,555.

During the year ended December 31, 2003, the Company sold various fixed assets to a related party through a cancellation of other payables with the net book value of $3,238,210. The sale resulted in a gain of $1,791.

Note 5 - Accounts receivable and credit risk

The Company's business operations are conducted domestically in the PRC and internationally. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each year-end.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Related party transactions

The following is a description of the various individuals and companies discussed in the footnotes and their relationship to the Company.

Tianshi International Holdings Group Limited - British Virgin Island company owned 100% by Tiens Biotech Group (USA), Inc.

Li Jinyuan - individual - President and majority shareholder

Li Baolan - individual - daughter of Li Jinyuan

Tianjin Tianshi Biological Development Co., LTD - Chinese joint venture which Tianshi International Holdings Group Limited owns 80%

Tianshi Hong Kong International Development Co., Limited - Hong Kong company owned 100% by Li Jinyuan

Tianjin Tianshi Biological Engineering Co., LTD - Chinese company owned 49% by Li Baolan and 51% by Tianjing Tianshi Group Co., Ltd.

Tianjin Tianshi Pharmaceuticals Co., LTD - a Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - owned 90% by Li Linyuan and 10% by Li Baolan

Sales
-----

The Company sells a majority of its products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. A related party is solely responsible for all marketing and payments of sales commissions to distributors.

Related party sales amounted to $38,392,208 and $14,096,726 for the years ending December 31, 2003 and 2002, which represent 100% of total sales for the year ending December 31, 2003 and 2002, respectively. Related party accounts receivable related to these sales amounted to $8,533 and $2,562,657 at December 31, 2003 and 2002, respectively, net of an allowance for doubtful accounts of $0 and $12,877, respectively.

Other receivables
-----------------

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development  Co.,  Ltd.,  is  owed  additional   amounts   classified  as  other
receivables from Tianjin Juchao Commercial and Trading Co., Ltd. totaling $26,831,339 as of December 31, 2003. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature. The Company does not charge interest on these receivables. Note 6 - Related party transactions (continued)

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other receivables (continued)
-----------------------------

On March 26, 2004, Tianjin Tianshi Biological Development Co., Ltd. entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note will be paid off in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. The receivable is secured by the personal guarantee of Li Jinyuan, President and major shareholder of Tiens Biotech Group
(USA), Inc., and the pledge of 20% of his stock ownership in Tiens Biotech Group
(USA), Inc. or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and can not be traded until September 10, 2004. During March, 2004, Tianjin Tianshi Biological Development Co., Ltd. received its first principal payment of RMB50,000,000. This amount was distributed in turn to the parent company, Tianshi International Holdings Group Limited as a joint venture distribution.

Loans receivable
----------------

The Company was owed amounts classified as loans receivable from related parties of $10,899,102 as of December 31, 2002. Prior to the year ended December 31, 2000, Tianshi made cash advances and loans to Tianjin Tianshi Biological Engineering Co which was a 20% shareholder of Tianshi prior to June 2003 and Tianshi Economic Development Group. In June 2003, Tianjin Tianshi Biological Engineering Co transferred its 20% ownership to another related party. However, the amount owed to Tianshi still remained outstanding.

There were three loans outstanding as of December 31, 2000 which amounted to $4,840,000, $2,009,773 and $ 4,926,936. Interest is being charged at 5.31% per annum beginning January 1, 2000. As of December 31, 2002 there was accrued interest of $1,945,105 owed on these loans. In August, 2003 the Company entered into a payment schedule to pay off the loans by December 31, 2003 which these amounts have been paid off in 2003.

Accounts payable
----------------

Accounts payable due to related parties amounted to $758,570 and $762,694 at December 31, 2003 and 2002, respectively. These amounts were generated from the related parties paying expenses on behalf of the Company.

Other payables
--------------

The Company also has amounts classified as other payables due to related parties which amounted to $1,312,288 and $2,294,168 as of December 31, 2003 and 2002, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions incurred with related parties.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Related party transactions (continued)

Rent expense
------------

At December 31, 2002, the Company has a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company has agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. The amount of these expenses paid in 2002 amounted to $242,960 and have been expensed in the accompanying statement of operations under various general and administrative expense accounts. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense under this agreement amounted to $375,645 in 2003.

Note 7 - Employee advances

Employee advances represent cash advances to various employees of the Company. In the People's Republic of China, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $821,536 and $554,032 at December 31, 2003 and 2002, respectively.

Note 8 - Deposits - non current

The Company as of December 31, 2003 and 2002 had outstanding deposits of $1,051,557 and $1,934,436, respectively. These amounts represent deposits with vendors for purchases of equipment and construction in progress.

Note 9 - Retirement plan

Regulations in the People's Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Joint Venture is required to make contributions to the state retirement plan at 20% of the employees' monthly salary.

Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $68,717 and $11,307 for the years ended December 31, 2003 and 2002, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of their salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Retirement plan (continued)

The Company made contributions to the unemployment insurance plan of $5,420 and $1,269 for the years ended December 31, 2003 and 2002 respectively. All contributions are paid to a PRC insurance company which in turn is responsible for the liability.

On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the new medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company which amounted to $28,488 and $2,800 for the years ended December 31, 2003 and 2002, respectively.

Note 10 - Distribution of income, statutory reserves and restricted retained earnings

The laws and regulations of the People's Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The Statutory Reserves include the surplus reserve fund, the common welfare fund and the enterprise fund.

Statutory reserve fund
----------------------

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders, for the year ended December 31, 2003; the Company transferred $1,665,482, being 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund
-------------------

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefits of the Company's employees such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Distribution of income, statutory reserves and restricted retained earnings (continued)

Common welfare fund (continued)
-------------------------------

For the year ended December 31, 2003, the Directors authorized, subject to shareholders' approval, the transfer of $832,741 which amounted to 5% of current year's net income to the statutory reserve fund.

Enterprise fund
---------------

The enterprise fund may be used to acquire fixed assets or to increase the working capital in order to expend the production and operation of the business. There is no minimum contribution required to be contributed to the enterprise fund. For the year ended December 31, 2003, the Board of Directors authorized, subject to shareholders' approval, the transfer of $832,741 which amounted to 5% of current year's net income to the enterprise fund.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 11 - Stock transactions

Stock issuance
--------------

On August 22, 2003, the Tianshi International Holdings Group Limited amended and restated their Articles of Association to authorize one class of common stock of 5,000,000 shares of $0.01 par value per share. The TIANSHI cancelled the original common stock certificate issued to Li Jinyuan and issued the following shares of common stock to Li Jinyuan, Yan Yupeng, Vice-President of Tianshi and Jiao Wenjun, chief financial officer of Tianshi.

                                         No. Shares        Cost
                                         ----------     ----------
Li Jinyuan                                  665,000      $   6,650
Yan Yupeng                                    9,975            100
Jiao Wenjun                                   9,975            100


As of December 31, 2003, the receivable from Li Jinyuan is still outstanding.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock transactions (continued)

Stock option plans
------------------

On August 22, 2003, the Company adopted the Tianshi International Holdings Group Limited 2003 Shares Award Plan and the Tianshi International Holdings Group Limited 2003 Shares Option Plan.

The 2003 Shares Award Plan (referred to as Incentive Shares Options) is intended to provide vice presidents in the sales divisions located in the nine districts of the Company an opportunity to acquire a proprietary interest in the Company.

The term of the 2003 Shares Award Plan is for five years beginning August 22, 2003. The employees must meet certain eligibility requirements. The maximum number of shares which can be issued under this plan is 75,000 shares from which 15,000 shares may be granted each year. The options vest at 20% per year over a five year period from the date of the granting of the option. The exercise price shall not be less than 100% of the fair market value of the shares at the grant date of the option. To the extent that the fair market value of the Incentive Shares Options that can be exercised during a single year exceeds $100,000, the portion in excess of the $100,000 will be re-characterized as Nonqualified Shares Options. The exercise price for the shares designated as Nonqualified Share Options will not be less than 85% of the fair market value of the shares at the grant date of the option.

The 2003  Shares  Option  Plan  (referred  to as  Incentive  Shares  Options) is intended to provide approximately 500 management level key employees and consultants of the Company an opportunity to acquire a proprietary interest in the Company. The term of the 2003 Shares Option Plan is for three years beginning August 22, 2003. The employees must meet certain eligibility requirements. The maximum number of shares which can be issued under this plan is 60,000 shares from which 20,000 shares may be granted each year. The options vest at 20% per year over a five year period from the date of the granting of the option. The exercise price shall not be less than 100% of the fair market value of the shares at the grant date of the option. To the extent that the fair market value of the Incentive Shares Options that can be exercised during a single year exceeds $100,000, the portion in excess of the $100,000 will be re-characterized as Nonqualified Shares Options. The exercise price for the shares designated as Nonqualified Share Options will not be less than 85% of the fair market value of the shares at the grant date of the option.

As of December 31, 2003 no shares have been granted under this plan.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS STRATEGIKA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 11 - Stock transactions (continued)

Merger agreement
----------------

On August 22, 2003, Tianshi International Holdings Group Limited entered into an agreement to be effective September 9, 2003 where the Company would complete a reverse acquisition with Strategika, Inc. ("Strategika"), a publicly traded non-operational Delaware corporation. Strategika acquired all of the outstanding shares of Tianshi International Holdings Group Limited's capital stock from the individual shareholders in exchange for 68,495,000 shares of common stock in Strategika which represents 95% of the issued and outstanding stock of Strategika at the time of issuance.

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. Accordingly, the financial statements of Tianshi International Holdings Group Limited are the historical financial statements of the Company, formerly the operations of Tianjin Tianshi Biological Development Co., LTD.

After the reorganization, on September 22, 2003, Li Jinyuan transferred 665,000 shares of common stock of the reorganized Strategika held by him to Ms. Ping Bai. The other two shareholders, Mr. Jiao Wenjun and Mr. Yan Yupeng have each transferred 332,500 shares of common stock of the reorganized Strategika held by them to Mr. Percy Kong Kei Chin.