Form 10QSB
period 2004-03-31
TIENS BIOTECH GROUP USA INC
filed 2004-05-17
CIK 1168556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


                                   (Mark one)

     X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                  For the quarterly period ended March 31, 2004

     Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-49666
                                                 -------

                         Tiens Biotech Group (USA), Inc.
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

                              (011) 86-22-8213-7264
                       ----------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 31, 2004: 71,998,586.

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                         Tiens Biotech Group (USA), Inc.

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                2

  Item 2   Management's Discussion and Analysis or Plan of Operation          13

  Item 3   Controls and Procedures                                            17

Part II - Other Information

  Item 1   Legal Proceedings                                                  17

  Item 2   Changes in Securities                                              17

  Item 3   Defaults Upon Senior Securities                                    17

  Item 4   Submission of Matters to a Vote of Security Holders                17

  Item 5   Other Information                                                  17

  Item 6   Exhibits and Reports on Form 8-K                                   17


Signatures                                                                    18


Part I - Financial Information

Item 1- Financial Statements

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                     ------
                                                               March 31,     December 31,
                                                                 2004            2003
                                                             ------------    ------------
                                                              (Unaudited)      (Audited)
                                                             ------------    ------------
CURRENT ASSETS:
    Cash                                                     $ 18,235,584    $ 12,725,043
    Accounts receivable, trade - related party, net of
      allowance for doubtful accounts of $12,877 as of
       March 31, 2004 and December 31, 2003, respectively         972,888           8,533
    Other receivables                                             139,820         139,820
    Other receivables and note receivable - related party      20,280,776      26,831,339
    Inventories                                                 5,119,183       4,004,216
    Other assets                                                  168,731            --
                                                             ------------    ------------
      Total current assets                                     44,916,982      43,708,951
                                                             ------------    ------------

PLANT AND EQUIPMENT, net                                       11,189,913      11,156,268
                                                             ------------    ------------
OTHER ASSETS:
    Intangible asset, net                                         351,389         363,330
    Employee advances                                             507,119         821,536
    Deposits                                                    1,109,487       1,051,557
                                                             ------------    ------------
      Total other assets                                        1,967,995       2,236,423
                                                             ------------    ------------

        Total assets                                         $ 58,074,890    $ 57,101,642
                                                             ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                         $  2,364,211    $  2,531,829
    Accounts payable - related party                                 --           758,570
    Advances from customers - related parties                      74,183       5,141,661
    Wages and benefits payable                                     31,042          25,447
    Other taxes payable                                           339,612         206,723
    Other payables                                                 35,752          27,251
    Other payables - related parties                              872,253       1,312,288
    Short term notes payable                                    4,719,000       5,324,000
    Current portion of long term debt                             251,854         259,364
                                                             ------------    ------------
      Total current liabilities                                 8,687,907      15,587,133
                                                             ------------    ------------

LONG TERM DEBT, net of current portion                             95,796         155,591
                                                             ------------    ------------

      Total liabilities                                         8,783,703      15,742,724
                                                             ------------    ------------

MINORITY INTEREST                                               9,785,999       8,272,726
                                                             ------------    ------------
SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000
      shares authorized, 71,998,586 shares
      issued and outstanding, respectively                          6,851           6,851
    Paid-in-capital                                             8,906,492       8,906,492
    Statutory reserves                                          3,730,137       3,730,137
    Retained earnings                                          26,865,636      20,453,290
    Stock receivable                                                 --            (6,650)
    Accumulated other comprehensive income (loss)                  (3,928)         (3,928)
                                                             ------------    ------------
      Total shareholders' equity                               39,505,188      33,086,192
                                                             ------------    ------------

        Total liabilities and shareholders' equity           $ 58,074,890    $ 57,101,642
                                                             ============    ============

The accompanying notes are an integral part of this statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                        2004           2003
                                                    ------------   ------------
REVENUE - RELATED PARTIES                           $ 11,489,695   $  8,113,932

COST OF SALES                                          2,729,137      2,628,895
                                                    ------------   ------------

GROSS PROFIT                                           8,760,558      5,485,037

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES          1,138,696        673,645
                                                    ------------   ------------

INCOME FROM OPERATIONS                                 7,621,862      4,811,392

OTHER INCOME (EXPENSE), net                              303,757       (171,828)
                                                    ------------   ------------

INCOME BEFORE MINORITY INTEREST                        7,925,619      4,639,564

MINORITY INTEREST                                      1,513,273        927,913
                                                    ------------   ------------

NET INCOME                                             6,412,346      3,711,651

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                 --             --
                                                    ------------   ------------

COMPREHENSIVE INCOME                                $  6,412,346   $  3,711,651
                                                    ============   ============

EARNINGS PER SHARE, BASIC AND DILUTED               $       0.09   $       0.11
                                                    ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES                     71,998,586     32,503,302
                                                    ============   ============









The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                          Number          Common         Paid-in         Statutory
                                        of shares         stock          capital         reserves
                                      -------------   -------------   -------------   -------------
BALANCE, January 1, 2004, audited        71,998,586   $       6,851   $   8,906,492   $   3,730,137

   Net income                                  --              --              --              --
   Receipt of stock receivable                 --              --              --              --
                                      -------------   -------------   -------------   -------------
BALANCE, March 31, 2004, unadudited      71,998,586           6,851       8,906,492       3,730,137
                                      =============   =============   =============   =============

BALANCE, January 1, 2003, audited         5,000,508   $           1   $   8,906,492   $     399,173

   Net income                                  --              --              --              --
                                      -------------   -------------   -------------   -------------
BALANCE, MARCH 31, 2003, unaudited        5,000,508   $           1   $   8,906,492   $     399,173
                                      =============   =============   =============   =============


                                                                       Accumulated
                                                                          other
                                         Retained         Stock       comprehensive
                                         earnings       receivable    income (loss)      Totals
                                      -------------   -------------   -------------   -------------
BALANCE, January 1, 2004, audited     $  20,453,290   $      (6,650)  $      (3,928)  $  33,086,192

   Net income                             6,412,346            --              --         6,412,346
   Receipt of stock receivable                 --             6,650            --             6,650
                                      -------------   -------------   -------------   -------------
BALANCE, March 31, 2004, unadudited      26,865,636            --            (3,928)     39,505,188
                                      =============   =============   =============   =============

BALANCE, January 1, 2003, audited     $   6,730,432   $        --     $      (3,928)  $  16,032,170

   Net income                             3,711,651            --              --         3,711,651
                                      -------------   -------------   -------------   -------------
BALANCE, MARCH 31, 2003, unaudited    $  10,442,083   $        --     $      (3,928)  $  19,743,821
                                      =============   =============   =============   =============























The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                  2004            2003
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $  6,412,346    $  3,711,651
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Minority interest                                       1,513,273         927,913
         Depreciation                                              241,482         255,049
         Amortization                                               11,941          15,469
      (Increase) decrease in assets:
         Accounts receivable trade - related party                (964,355)     (1,093,693)
         Other receivables                                                        (571,219)
         Other receivables - related party                       6,550,563
         Inventories                                            (1,114,967)     (1,050,182)
         Other assets                                             (168,731)
         Employee advances                                         314,417        (366,432)
         Deposits                                                  (57,930)        460,592
      Increase (decrease) in liabilities:
         Accounts payable                                         (167,618)        630,238
         Accounts payable - related party                         (758,570)       (762,694)
         Advances from customers                                (5,067,478)         1,106
         Wages and benefits payable                                 5,595         472,146
         Other taxes payable                                      132,889         (76,224)
         Other payables                                              8,501         (81,335)
         Other payables - related parties                         (440,035)      2,263,207
                                                              ------------    ------------
           Net cash provided by operating activities             6,451,323       4,735,592
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in loans receivable - related party                                (1,384,612)
    Purchase of equipment and automobiles                         (275,127)       (433,008)
                                                              ------------    ------------
           Net cash used in investing activities                  (275,127)     (1,817,620)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from receipt of stock receivable                        6,650
    Payments, net of borrowings on short term notes payable       (605,000)          1,210
    Payments on long term debt                                     (67,305)        (67,385)
                                                              ------------    ------------
           Net cash used in financing activities                  (665,655)        (66,175)
                                                              ------------    ------------

INCREASE IN CASH                                                 5,510,541       2,851,797

CASH, beginning of period                                       12,725,043         302,974
                                                              ------------    ------------

CASH, end of period                                           $ 18,235,584    $  3,154,771
                                                              ============    ============




The accompanying notes are an integral part of this statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

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

The consolidated financial statements generally reflect only the activities of Tianjin Tianshi Biological Development Co., Ltd. at its cost since Tianshi International Holdings Ltd., had no operational activities for the three months ended March 31, 2003. Since STRATEGIKA's continuing operations and balance sheets are insignificant, a pro forma balance sheets at March 31, 2004 and December 31, 2003 and statements of operations for the periods then ended are not presented herein.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(3,928) as of March 31, 2004 and December 31, 2003, respectively.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Income taxes (continued)
------------------------

Prior to the year ended December 31, 2002, Tianshi has suffered operating losses. Tianshi started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes will expire for Tianshi and it will become subject to income tax at a reduced rate of 10%.

Note 2 - Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with TIEN'S audited financial statements for the years ended December 31, 2003 and 2002 and notes thereto included in TIENS Form 10-KSB, dated April 29, 2004.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:


                          March 31,      December 31,
                             2004            2003
                        -------------   -------------
                         (Unaudited)      (Audited)
                        -------------   -------------
Raw materials           $   2,086,417   $   1,673,405
Work-in-progress              276,722         342,252
Finished goods              2,756,044       1,988,559
                        -------------   -------------
                        $   5,119,183   $   4,004,216
                        =============   =============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Supplemental disclosure of cash flow information

No income taxes were paid for the three months ended March 31, 2004 and 2003, respectively. Interest paid amounted to $87,938 and $123,319 for the three months ended March 31, 2004 and 2003, respectively.

Note 5 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2004 and 2003. The weighted average number of shares used to calculate EPS reflect the 6.5 to 1 share split retroactively to January 1, 2002. The weighted average number of shares used to calculate EPS for the three months ended March 31, 2004 and 2003 reflect only the shares outstanding for those periods.

Note 6 - Related party transactions

Sales
-----

The Company sells a majority of its products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products.

Related party sales amounted to $11,489,695 and $8,113,932 for the periods ended March 31, 2004 and 2003 which represent 100% of total sales for the periods then ended. Related party accounts receivable related to these sales amounted to $972,888 and $8,533 as at March 31, 2004 and December 31, 2003, respectively, net of an allowance for doubtful accounts of $12,877, respectively.

Other receivables and note receivable - related party
-----------------------------------------------------

The Company is owed additional amounts classified as other receivables from related parties totaling $20,280,776 and $26,831,339 as of March 31, 2004 and December 31, 2003, respectively. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature and are paid off during the year. The Company does not charge interest on these receivables.

On March 26, 2004, Tianjin Tianshi Biological Development Co., Ltd. entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note will be paid off in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. Total interest income for the three months ended March 31, 2004 amounted to approximately $365,900.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Related party transactions (continued)

Other receivables and note receivable - related party (continued)
-----------------------------------------------------------------

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

Accounts payable
----------------

Accounts payable due to related parties amounted to $-0- and $758,570 at March 31, 2004 and December 31, 2003, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables
--------------

The Company also had amounts classified as other payables due to related parties which amounted to $872,253 and $1,312,288 as of March 31, 2004 and December 31, 2003, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions incurred with related parties.

Rent expense
------------

As of January 1, 2003, the Company had a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company has agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $118,202 and $81,140 for the three months ended March 31, 2004 and 2003, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation


Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Tiens Biotech Group (USA), Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


OVERVIEW

On February 17, 2004, Tiens Biotech Group (USA), Inc. (the Company) formally changed its name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

On August 22, 2003, Strategika, Inc., a corporation organized under the laws of the State of Delaware ("Strategika"); Tianshi International Holdings Group Limited, a corporation organized under the laws of the British Virgin Islands ("TIANSHI"); LI Jinyuan, JIAO Wenjun and YAN Yupeng, all Chinese Nationals who are stockholders of TIANSHI (the "TIANSHI Stockholders")entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, Strategika received from the TIANSHI Stockholders all of the issued and outstanding common stock of TIANSHI in exchange for 68,495,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of Strategika. As additional consideration, the 29,000,000 shares of the common stock of Strategika held by Rene Larrave, the sole officer and director of Strategika prior to the reorganization, were redeemed to Strategika and dully cancelled by Strategika.

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

Strategika was incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. On February 11, 2002, in connection with a change in control transaction, MIA Acquisition Corp changed its name to Tiens Biotech Group (USA), Inc. Until the Effective Date, Strategika had only nominal assets and liabilities and was a development stage company attempting to provide network security services to Fortune 1000 listed companies. As a result of the reorganization, Strategika will continue the business operations of TIANSHI.

TIANSHI was incorporated on March 24, 2003 in the territory of the British Virgin Islands. On June 18,2003, TIANSHI acquired 80% of Tianjin Tianshi Biological Development Co. Limited ("Tianshi China") which conducts TIANSHI's main business operations. Tianshi China is a foreign investment joint venture incorporated in the People's Republic of China ("PRC") on March 27, 1998. A joint venture agreement was subsequently signed on July 13, 1998 between Tianshi
(HK) International Limited ("HKCo."), a company incorporated in Hong Kong and 100% owned by Mr. LI Jinyuan; and Tianjin Tianshi Biological Engineering Co., Limited ("Tianshi Engineering"), a Chinese companies 49% owned by Mr. LI Jinyuan's daughter Ms. LI Baolan and 51% owned by Tianjin Tianshi Group Co., Ltd.("Tianshi Group"). Tianshi Group is a company organized under the PRC laws, located in Tianjin, PRC and 90% owned by Mr. LI Jinyuan and 10% owned by Ms. LI Baolan. Tianshi China is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a corporation and a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 50 years and registered capital of $10,000,000. Tianshi China was 80% owned by HK Co., and 20% owned by Tianshi Engineering. On June 18, 2003, TIANSHI acquired 80% ownership in Tianshi China from HK Co. The remaining 20% was acquired by Tianjin Tianshi Pharmaceuticals Co., Ltd., a Chinese company with Tianshi Group as its majority shareholder (51%).

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

RESULTS OF OPERATIONS

General Results of Operations for the three months ending March 31, 2004

As of March 31, 2004, we had $26,865,636 of retained earnings. As of March 31, 2004, we had cash of $18,235,584 and reported total shareholders' equity of $39,505,188. For the three months ending March 31, 2004, we had revenues of $11,489,695 and general, administrative and sales expenses of $1,138,696.

1) SALES increased by $3,375,763, or approximately 41.6%, from $8,113,932 for the three months ended March 31, 2003 to $11,489,695 for the three months ended March 31, 2004. The 41.6% increase was a result of directly marketing our products internationally since the end of 2002. By the end of 2003, we sold our products to approximately 90 countries. In addition, we increased our networking sales forces in China during 2003. For the first quarter ended March 31, 2004, domestic sales in China increased to $8,021,109 and overseas sales increased to $3,468,586.

2) COST OF GOODS SOLD. For the three months ended March 31, 2004, consolidated cost of goods sold increased by $100,242, from $2,628,895 to $2,729,137. Cost of goods sold as a percentage of sales decreased to 23.75% for the three months ended March 31, 2004, from 32.40% for the three months ended March 31, 2003. The decrease in cost of goods sold as a percentage of sales was a result of continuing stronger management control over (1) cost of raw material purchases;
(2) utilization of raw material and production cost efficiency; (3) product quality control; (4) improvement of manufacturing technology; and (5) economy of scale.

(3) GROSS PROFIT. For the three months ended March 31, 2004, consolidated gross profit increased by $3,275,521 or 59.72%, from $5,485,037 to $ 8,760,558. Gross profit as a percentage of sales increased to 76.25% from 67.60%. This increase in gross profit as a percentage of sales was the results of increasing sales both in the domestic and worldwide markets and successful control over production cost.

(4) SELLING AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2004, selling and administrative expenses increased by $465,051 from $673,645 to $1,138,696. The selling and administrative expenses as a percentage of sales increased to 9.91% from 8.3%.

(5) NET INCOME. For the three months ended March 31, 2004, consolidated net income increased by $2,700,695, or approximately 72.76%, from $3,711,651 to $6,412,346. The increase was mainly due to increase in sales and decrease in production cost.

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

TIANSHI markets most of its products through various domestic and international business entities that are related to Tianshi China through common ownership. Related party sales amounted to 100% of total sales. Due to the common ownership, there are no formal sales or administrative agreement between Tianshi China and those related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Tianshi China sells all of its products to Tianshi Engineering, which in turn sells them through its 22 representative offices, and 12 other affiliated companies in China. All of these affiliated companies are owned in whole or in part by LI Jinyuan.

Other receivables
-----------------

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development  Co.,  Ltd.,  is  owed  additional   amounts   classified  as  other
receivables from related parties totaling $20,280,776 and $26,831,339 as of March 31, 2004 and December 31, 2003, respectively. These receivables are generated from the Company making various cash advances and short-term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature. The Company did not charge interest on these receivables, with the exception of the note receivable described below.

On March 26, 2004, Tianjin Tianshi Biological Development Co., Ltd. (Tianshi China), entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note will be paid off in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. Total interest income charged for the three months ended March 31, 2004 amounted to $365,900. This note is secured by the personal guarantee of LI Jinyuan, President and major shareholder of Tiens Biotech Group (USA), Inc., and the pledge of 20% of his stock ownership in Tiens Biotech Group (USA), Inc. or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and can not be traded until September 10, 2004. During March, 2004, Tianjin Tianshi Biological Development Co., Ltd. received its first principal payment of RMB50,000,000. This amount was distributed in turn to Tianshi International Holdings Group Limited as a joint venture distribution.

Accounts payable
----------------

Accounts payable due to related parties amounted to $0 and $758,570 at March 31, 2004 and December 31, 2003, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables
--------------

The Company also has amounts classified as other payables due to related parties, which amounted to $872,253 and $1,312,288 as of March 31, 2004 and December 31, 2003, respectively. These amounts arose from cash advances from related parties, management service fees due to related parties and various non-operational transactions incurred with related parties.

Rent expense
------------

At December 31, 2002, the Company had a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company had agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. The amount of these expenses paid in 2002 amounted to $242,960 and have been expensed in the accompanying statement of operations under various general and administrative expense accounts. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $118,202 and $81,140 for the three months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, net cash provided by operating activities was $6,451,323, net cash used in investing activities was $275,127, and net cash used in financing activities was $665,655.

For the three months ended March 31, 2003, net cash provided by operating activities was $4,735,592, net cash used in investing activities was $1,817,620, and net cash used in financing activities was $66,175.

Net cash provided by operating activities increased by $1,715,731 to $6,451,323 for the three months ended March 31, 2004, representing an increase of approximately 36.23% compared to $4,735,592 net cash provided by operating activities for the same period of 2003. The increase in cash flow from operating activities primarily reflects increasing in revenues for the three months ended March 31, 2004. This increase was also due to our better management on collection of other receivables from our related party during the first quarter of 2004.

Net cash used in investing activities decreased by $1,542,493 to $275,127 for the three months ended March 31, 2004, representing an 84.86% decrease, compared to $1,817,620 net cash used by investing activities for the same period of 2003. The decrease in net cash used in investing activities was due to higher collections of loan receivable to related party.

Net cash used in financing activities increased by $599,480 to $665,655 for the three months ended March 31, 2004, representing a 906% increase, compared to $66,175 net cash used in financing activities for the same period of 2003. The increase in cash used in financing was primarily due to decrease in borrowings from banks and increase in payments on long term debt to banks.

Going forward, our primary requirements for cash consist of: (1) the continued production of existing products and general overhead and personnel related expenses to support these activities; (2) continued promotion of networking sales activities pertaining to our attempt to increase related revenues; and (3) the development costs of new products. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2004 fiscal year.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations that existing cash and funds generated from operations will be sufficient to meet working capital requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.


EFFECTS OF INFLATION

We are subject to commodity price risks arising from price fluctuations in the market prices of the various raw materials that comprise our products. Price risks are managed by each business unit through productivity improvements and cost-containment measures. For the time being, the management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.


EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. This Company buys all raw materials in China and sells 50% of our products in China using Chinese Renminbi as the functional currency. Based on China government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates; however, there are potentials for significant change in exchange rates.

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

The Company is in process of outsourcing accredited Accounting firm to re-design the Internal Control system as well as Risk Management system for the Company to be in compliance with rules and regulations set forth in the Sarbanes-Oxley Act.



Part II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults on Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None.


Item 5 - Other Information

         None



         Exhibits

         31.1 Certification by Li Jinyuan Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification by Jiao Wenjun Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Tiens Biotech Group (USA), Inc.

Dated: May 13, 2004                          /s/ LI Jinyuan
       ------------                         ------------------------------------
                                            LI Jinyuan
                                            Chairman and President