Form 10QSB
period 2004-06-30
TIENS BIOTECH GROUP USA INC
filed 2004-08-16
CIK 1168556

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


                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2004: 71,998.586.

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                         Tiens Biotech Group (USA), Inc.

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements

  Item 2   Management's Discussion and Analysis or Plan of Operation

  Item 3   Controls and Procedures

Part II - Other Information

  Item 1   Legal Proceedings

  Item 2   Changes in Securities

  Item 3   Defaults Upon Senior Securities

  Item 4   Submission of Matters to a Vote of Security Holders

  Item 5   Other Information

  Item 6   Exhibits and Reports on Form 8-K


Signatures


Part I - Financial Information

  Item 1- Financial Statements

                  TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                     ------
                                                                           June 30,      December 31,
                                                                             2004            2003
                                                                         ------------    ------------
                                                                          (Unaudited)      (Audited)
                                                                         ------------    ------------
CURRENT ASSETS:
    Cash                                                                 $  9,313,796    $ 12,725,043
    Accounts receivable - related party, net of allowance for doubtful accounts of $39,204 at June 30, 2004 and $-0- at
      December 31, 2003, respectively                                       6,567,253           8,533
    Other receivables                                                         308,046         139,820
    Other receivables and note receivable - related party                  11,661,798      26,831,339
    Inventories                                                             5,787,145       4,004,216
                                                                         ------------    ------------
      Total current assets                                                 33,638,038      43,708,951
                                                                         ------------    ------------

Long-term investment                                                       19,204,111            --
                                                                         ------------    ------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                                  10,606,400      11,156,268
                                                                         ------------    ------------

OTHER ASSETS:
    Intangible asset, net                                                     339,448         363,330
    Employee advances                                                         166,722         821,536
    Deposits                                                                  884,908       1,051,557
                                                                         ------------    ------------
      Total other assets                                                    1,391,078       2,236,423
                                                                         ------------    ------------
        Total assets                                                     $ 64,839,627    $ 57,101,642
                                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                     $  2,929,577    $  2,531,829
    Accounts payable - related party                                             --           758,570
    Advances from customers - related parties                                   2,769       5,141,661
    Other taxes payable                                                       312,625         206,723
    Accrued liabilities                                                         9,233          52,698
    Other payable - related party                                             969,926       1,312,288
    Distribution payable to minority interest                               3,327,273
    Short term notes payable                                                2,057,000       5,324,000
    Current portion of long term debt                                         241,463         259,364
                                                                         ------------    ------------
      Total current liabilities                                             9,849,866      15,587,133

LONG TERM DEBT, net of current portion                                         45,516         155,591
                                                                         ------------    ------------

        Total liabilities                                                   9,895,382      15,742,724
                                                                         ------------    ------------

MINORITY INTEREST                                                           6,610,158       8,272,726
                                                                         ------------    ------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares authorized,
      71,998,586 issued and outstanding, respectively                           6,851           6,851
    Paid-in-capital                                                         8,906,492       8,906,492
    Statutory reserves                                                      3,730,137       3,730,137
    Retained earnings                                                      35,694,535      20,453,290
    Stock receivable                                                             --            (6,650)
    Accumulated other comprehensive income (loss)                              (3,928)         (3,928)
                                                                         ------------    ------------
      Total shareholders' equity                                           48,334,087      33,086,192
                                                                         ------------    ------------
        Total liabilities and shareholders' equity                       $ 64,839,627    $ 57,101,642
                                                                         ============    ============


The accompanying notes are an intergral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                    Three months ended           Six months ended
                                                -------------------------   -------------------------
                                                         June 30,                    June 30,
                                                -------------------------   -------------------------
                                                   2004          2003          2004          2003
                                                -----------   -----------   -----------   -----------
                                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                -----------   -----------   -----------   -----------
REVENUE - RELATED PARTIES                       $16,526,193   $ 9,671,634   $28,015,887   $17,785,566

COST OF SALES                                     3,888,329     4,400,018     6,617,466     7,028,913
                                                -----------   -----------   -----------   -----------

GROSS PROFIT                                     12,637,864     5,271,616    21,398,421    10,756,653

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES     1,480,224       687,200     2,618,919     1,360,845
                                                -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                           11,157,640     4,584,416    18,779,502     9,395,808

OTHER INCOME (EXPENSE)                               13,946       243,089       317,703        71,260
                                                -----------   -----------   -----------   -----------
    Interest income                                    --            --            --            --

INCOME BEFORE MINORITY INTEREST                  11,171,586     4,827,505    19,097,205     9,467,068

MINORITY INTEREST                                 2,342,687       965,501     3,855,960     1,893,414
                                                -----------   -----------   -----------   -----------

NET INCOME                                        8,828,899     3,862,004    15,241,245     7,573,654

OTHER COMPREHENSIVE INCOME
                                                -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME                            $ 8,828,899   $ 3,862,004   $15,241,245   $ 7,573,654
                                                ===========   ===========   ===========   ===========

Weighted average number of shares outstanding    71,998,586    32,503,302    71,998,586    32,503,302
                                                ===========   ===========   ===========   ===========

Earnings per share, basic and diluted           $      0.12   $      0.12   $      0.21   $      0.23
                                                ===========   ===========   ===========   ===========



The accompanying notes are an intergral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




                                      Number         Common       Paid-in      Statutory
                                     of shares       stock        capital       Reserve
                                    -----------   -----------   -----------   -----------
                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                    -----------   -----------   -----------   -----------
BALANCE, January 1, 2004, audited    71,998,586   $     6,851   $ 8,906,492   $ 3,730,137

  Net income                               --            --            --            --
  Receipt of stock receivable              --            --            --            --
                                    -----------   -----------   -----------   -----------
BALANCE, June 30, 2004               71,998,586   $     6,851   $ 8,906,492   $ 3,730,137
                                    ===========   ===========   ===========   ===========


BALANCE, January 1, 2003, audited    32,503,302   $         1   $ 8,906,492   $   399,173

  Net income                               --            --            --            --
                                    -----------   -----------   -----------   -----------
BALANCE, June 30, 2003               32,503,302   $         1   $ 8,906,492   $   399,173
                                    ===========   ===========   ===========   ===========

                                                                 Accumulated
                                                                    other
                                                                comprehensive
                                     Retained        Stock          income
                                     earnings      receivable       (loss)        Totals
                                    -----------   -----------    -----------   ----------
                                    (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                    -----------   -----------    -----------   -----------

BALANCE, January 1, 2004, audited   $20,453,290   $    (6,650)   $    (3,928)  $33,086,192

  Net income                         15,241,245          --             --      15,241,245
  Receipt of stock receivable              --           6,650           --           6,650
                                    -----------   -----------    -----------   -----------
BALANCE, June 30, 2004              $35,694,535   $      --      $    (3,928)  $48,334,087
                                    ===========   ===========    ===========   ===========


BALANCE, January 1, 2003, audited   $ 6,730,432   $      --      $    (3,928)  $16,032,170

  Net income                          7,573,654          --             --       7,573,654
                                    -----------   -----------    -----------   -----------
BALANCE, June 30, 2003              $14,304,086   $      --      $    (3,928)  $23,605,824
                                    ===========   ===========    ===========   ===========











The accompanying notes are an intergral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                  2004            2003
                                                              ------------    ------------
                                                               Unaudited       Unaudited
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 15,241,245    $  7,573,654
    Adjustments to reconcile net income  to cash
      used in operating activities:
        Minority interest                                        3,855,960       1,893,414
        Depreciation                                               699,629         510,650
        Amortization                                                23,882          30,939
        Loss on sale of assets                                     120,714           1,778
      (Increase) decrease in assets:
        Accounts receivable - related party                     (5,953,748)     (4,333,749)
        Other receivables                                         (168,226)        101,378
        Other receivables - related party                        3,069,541      (4,632,534)
        Inventories                                             (1,782,929)     (1,309,875)
        Employee advances                                          654,814          60,546
        Decrease in deposits                                       166,649         331,923
      Increase (decrease) in liabilities:
        Accounts payable                                           397,748       1,224,443
        Accounts payable - related party                          (758,570)        161,534
        Advances from customers                                 (5,138,892)        (60,439)
        Other taxes payable                                        105,902        (210,788)
        Accrued liabilities                                        (43,465)     (1,207,706)
        Other payables - related party                            (342,362)      2,446,853
                                                              ------------    ------------
          Net cash provided by operating activities             10,147,892       2,582,021
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on note receivable - related party              12,100,000            --
    Increase in loans receivable - related party                      --          (289,371)
    Increase in long-term investment                           (19,204,111)           --
    Proceeds from sales of equipment                                66,388            --
    Purchase of equipment and automobiles                         (941,835)       (415,695)
                                                              ------------    ------------
          Net cash used in investing activities                 (7,979,558)       (705,066)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceed from receipt of stock receivable                         6,650
    Payments, net of borrowings on short term notes payable     (3,267,000)       (555,390)
    Payments on long term debt                                    (127,976)       (150,935)
    Payments to minority interest shareholder in subsidiary     (2,191,255)
                                                              ------------    ------------
          Net cash used in financing activities                 (5,579,581)       (706,325)
                                                              ------------    ------------

(DECREASE) INCREASE IN CASH                                     (3,411,247)      1,170,630

CASH, beginning of period                                       12,725,043         302,974
                                                              ------------    ------------

CASH, end of period                                           $  9,313,796    $  1,473,604
                                                              ============    ============

The accompanying notes are an intergral part of this statement.

                       TIENS BIOTECH GROUP (USA), INC. AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

Background
----------

On February 17, 2004, Tiens Biotech Group (USA), Inc. (referred to as the Company or TIENS) formally changed it name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

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

Li Jin Yuan - individual - President and majority shareholder

Li Bao Lan - individual - Daughter of Li Jinyuan

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

                       TIENS BIOTECH GROUP (USA), INC. AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of significant accounting policies (continued)

Background (continued)
----------------------

Tianshi Hong Kong International  Development Co., Ltd. - Hong Kong company owned
         100% by Li Jin Yuan

Tianjin Tianshi Biological  Engineering Co., Ltd. - Chinese company owned 49% by
         Li Bao Lan and 51% by Tianjing Tianshi Group Co., Ltd.

Tianjin Tianshi Pharmaceuticals Co., Ltd. - Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - Owned 90% by Li Jin Yuan and 10% by Li Bao Lan

On June 18, 2003, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi Biological Development Co., Ltd. ("BIOLOGICAL"). Tianjin Tianshi Biological Development Co., Ltd. is a foreign investment joint venture which is incorporated under the laws of the People's Republic of China ("PRC") on March 27, 1998. The original partners in this joint venture were Tianshi Hong Kong International Development Co., Ltd. incorporated in Hong Kong which owned 80% of the joint venture and Tianjin Tianshi Biological Engineering Co., Ltd, a Chinese company incorporated in the People's Republic of China which owned the remaining 20% of the joint venture. Tianshi Hong Kong International Development Co., Ltd. is owned 100% by Li Jinyuan, the Company's president and major shareholder. Tianjin Tianshi Biological Engineering Co., Ltd is 49% owned by Ms. Li Bao Lan, the daughter of Li Jin Yuan and 51% by Tianjin Tianshi Group Co., Ltd. On June 18, 2003, Tianjin Tianshi Biological Engineering Co., Ltd transferred its 20% interest in the joint venture for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd, a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. On June 18, 2003, Tianshi International Holdings Group Ltd. acquired 80% of Tianjin Tianshi Biological Development Co., Ltd from Tianshi Hong Kong International Development Co., Ltd. for no consideration. This transfer was made for no consideration since Li Jin Yuan is president and sole shareholder of both companies.

The reporting entity
--------------------

The financial statements in the filings of STRATEGIKA become those of TIENS. The consolidated financial statements of TIENS reflect the activities of its 100% owned subsidiary, Tianshi International Holdings Group Ltd., and its 80% owned subsidiary, Tianjin Tianshi Biological Development Co., Ltd. The consolidated financial statements of TIANSHI have been presented as if the acquisition of BIOLOGICAL occurred at the beginning of 2002 due to common management and ownership.

The consolidated financial statements generally reflect only the activities of Tianjin Tianshi Biological Development Co., Ltd. at its cost since Tianshi International Holdings Ltd., had no operational activities for the six months ended June 30, 2003. Since STRATEGIKA's continuing operations and balance sheets are insignificant, a pro forma balance sheets at June 30, 2004 and December 31, 2003 and statements of operations for the periods then ended are not presented herein.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46(R)), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46(R) is effective for reporting periods after March 15, 2004 for all enterprises that are not small business issuers. The Company is in the process of reviewing the effects of this statement on their operations.

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

                       TIENS BIOTECH GROUP (USA), INC. AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies (continued)

Foreign currency translation
----------------------------

The reporting currency of the Company is the US dollar. Tianjin Tianshi Biological Development Co., Ltd's financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(3,928) as of June 30, 2004 and December 31, 2003, respectively.

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Companys subsidiary, Tianshi, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiary, BIOLOGICAL, is a Sino-Foreign Joint Venture incorporated in the People's Republic of China. Pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and foreign Enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply.

                       TIENS BIOTECH GROUP (USA), INC. AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of significant accounting policies (continued)

Income taxes (continued)
------------------------

BIOLOGICAL is located in Special Economic Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, BIOLOGICAL is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 10% reduced tax rate for the next three years.

Prior to the year ended December 31, 2002, BIOLOGICAL has suffered operating losses. BIOLOGICAL started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes will expire for BIOLOGICAL and it will become subject to income tax at a reduced rate of 10%.

Note 2 - Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with TIENS' audited financial statements for the years ended December 31, 2003 and 2002 and notes thereto included in TIENS' Form 10-KSB, dated April 29, 2004.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations for the six months ended June 30, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:



                             June 30,     December 31,
                                2004           2003
                           ------------   ------------
                            (Unaudited)    (Audited)
                           ------------   ------------
Raw materials              $  2,368,383   $  1,673,405
Work-in-progress                390,447        342,252
Finished goods                3,028,315      1,988,559
                           ------------   ------------
                           $  5,787,145   $  4,004,216
                           ============   ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Long-term investment

On June 23, 2004, the Board of Directors of Tianshi International Holdings Group Ltd. agreed to invest $28.8 million into a company, Tiens Ocean Going Co., Ltd., to build a manufacturing plant in Shanghai China. As of June 30, 2004 the Company has paid an initial deposit of $19,204,111 with the remaining $9.6 million to be paid no later than July 30, 2004. On July 28, 2004, the $9.6 million dollars was paid. The $28.8 million has been deposited into a bank account under the name of Tiens Ocean Going Co., Ltd., as the company is still in the process of being approved by the appropriate government agencies to conduct business in China.

Note 5 - Supplemental disclosure of cash flow information

No income taxes were paid for the six months ended June 30, 2004 and 2003, respectively. Interest paid amounted to $244,433 and $123,319 for the six months ended June 30, 2004 and 2003, respectively.

Non - cash financing and investing activities
---------------------------------------------

During the six months ending June 30, 2004, the Company sold equipment for a total sales price of $671,359 and received cash of $66,388 and a receivable of $604,971 which is non-interest bearing.

During the six months ending June 30, 2003, the Company sold several buildings for the amount of $3,238,210 to a related party in exchange for cancellation of a payable due to the related party. The sale resulted in a gain of $1,791.

Note 6 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the six months ended June, 2004 and 2003. The weighted average number of shares used to calculate EPS reflect the 6.5 to 1 share split retroactively to January 1, 2002. The weighted average number of shares used to calculate EPS for the six months ended June 30, 2004 (71,998,586) and 2003 (32,503,302) reflect only the shares outstanding for those periods.

Note 7 - Minority interest

Minority interest represents the outside shareholders' 20% ownership of Tianjin Tianshi Biological Development Co., Ltd.

Note 8 - Related party transactions

Sales
-----

The Company sells a majority of its products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related party transactions (continued)

Sales
-----

Related party sales amounted to $28,015,887 and $17,785,566 for the periods ended June 30, 2004 and 2003 which represent 100% of total sales for the periods then ended.

Related party accounts receivable related to these sales amounted to $6,567,253 and $8,533 as at June 30, 2004 and December 31, 2003, respectively, net of an allowance for doubtful accounts of $39,204 and $ - 0 - , respectively.

Other receivables and note receivable - related party
-----------------------------------------------------

The Company is owed additional amounts classified as other receivables from related parties totaling $11,661,798 and $26,831,339 as of June 30, 2004 and December 31, 2003, respectively. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature and are paid off during the year. The Company does not charge interest on these receivables.

On March 26, 2004, Tianjin Tianshi Biological Development Co., Ltd. entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. to convert various receivable amounts into a note receivable in the amount of RMB 200,000,000 or approximately USD $24,200,000. The note will be paid off in four quarterly installments of RMB 50,000,000 (USD $6,050,000) beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. Total interest income for the six months ended June 30, 2004 amounted to approximately $640,332.

The receivable is secured by the personal guarantee of Li Jin Yuan, President and major shareholder of Tiens Biotech Group (USA), Inc., and the pledge of 20% of his stock ownership in Tiens Biotech Group (USA), Inc. or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and can not be traded until September 10, 2004. As of June 30, 2004, Tianjin Tianshi Biological Development Co., Ltd. received its first two principal payments of RMB 100, 000,000 (USA $12,100,000). This amount was distributed in turn to the parent company, Tianshi International Holdings Group Limited as a joint venture distribution.

Accounts payable
----------------

Accounts payable due to related parties amounted to $-0- and $758,570 at June 30, 2004 and December 31, 2003, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables
--------------

The Company has amounts classified as other payables due to related parties which amounted to $969,926 and $1,312,288 as of June 30, 2004 and December 31, 2003, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions incurred with related parties.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related party transactions (continued)

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

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $287,618 and $177,855 for the six months ended June 30, 2004 and 2003, respectively.

Note 9 - Minority interest distributions

The Board of Directors of BIOLOGICAL has authorized the following distributions to their shareholders in direct proportion to their ownership percentages.

                                          MINORITY
   Date                 TIANSHI          SHAREHOLDER          Totals
------------         ------------       ------------       ------------

March 22, 2004   RMB   82,430,670   RMB   20,607,668   RMB  103,038,338

June 30, 2004         100,000,000         25,000,000        125,000,000
                     ------------       ------------       ------------

Totals           RMB  182,430,670   RMB   45,607,668   RMB  228,038,338
                     ============       ============       ============

Totals           USD $ 22,074,111       $  5,518,528       $ 27,592,639
                     ============       ============       ============


The amounts paid to TIANSHI have used to invest in their new Shanghai investment described in note 4. As of June 30, 2004, the Minority Shareholder of BIOLOGICAL has only been paid $2,191,255 and the remaining amount has been reflected as a distribution payable on the accompanying balance sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation


Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Tiens Biotech Group (USA), Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project,i+/- or similar expressions are intended to identify "forward-looking statementsi+/- Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


OVERVIEW

On February 17, 2004, Tiens Biotech Group (USA), Inc. (the Company) formally changed its name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

On August 22, 2003, Strategika, Inc., a corporation organized under the laws of the State of Delaware ("Strategika"); Tianshi International Holdings Group Limited, a corporation organized under the laws of the British Virgin Islands ("TIANSHI"); LI Jinyuan, JIAO Wenjun and YAN Yupeng, all Chinese Nationals who are stockholders of TIANSHI (the i(degree)TIANSHI Stockholders") entered into an Agreement and Plan of Reorganization (the i(degree)Agreement"). The Agreement was effective on September 9, 2003 (the i(degree)Effective Date"). Pursuant to the Agreement, Strategika received from the TIANSHI Stockholders all of the issued and outstanding common stock of TIANSHI in exchange for 68,495,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1993, as amended) common stock of Strategika. As additional consideration, the 29,000,000 shares of the common stock of Strategika held by Rene Larrave, the sole officer and director of Strategika prior to the reorganization, were redeemed to Strategika and dully cancelled by Strategika.

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

TIANSHI was incorporated on March 24, 2003 in the territory of the British Virgin Islands. On June 18, 2003, TIANSHI acquired 80% of Tianjin Tianshi Biological Development Co. Limited ("Tianshi China") which conducts TIANSHI's main business operations. Tianshi China is a foreign investment joint venture incorporated in the People's Republic of China ("PRC") on March 27, 1998. A joint venture agreement was subsequently signed on July 13, 1998 between Tianshi
(HK) International Limited ("HKCo."), a company incorporated in Hong Kong and 100% owned by Mr. LI Jinyuan; and Tianjin Tianshi Biological Engineering Co., Limited ("Tianshi Engineering"), a Chinese companies 49% owned by Mr. LI

Jinyuan's daughter Ms. LI Baolan and 51% owned by Tianjin Tianshi Group Co.,Ltd.("Tianshi Group"). Tianshi Group is a company organized under the PRC laws, located in Tianjin, PRC and 90% owned by Mr. LI Jinyuan and 10% owned by Ms. LI Baolan. Tianshi China is classified as a Foreign Invested Enterprise
(FIE) in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a corporation and a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 50 years and registered capital of $10,000,000. Tianshi China was 80% owned by HK Co., and 20% owned by Tianshi Engineering. On June 18, 2003, TIANSHI acquired 80% ownership in Tianshi China from HK Co. The remaining 20% was acquired by Tianjin Tianshi Pharmaceuticals Co., Ltd., a Chinese company with Tianshi Group as its majority shareholder (51%).

Tianshi China is engaged in the manufacturing and production of healthcare products and is based in Tianjin, PRC. Tianshi China is primarily engaged in the research, development, manufacturing and marketing of healthcare products including herbal products, vitamin and mineral supplements and personal care products. Since its establishment, Tianshi China has developed 7 major product series and produced 45 types of healthcare products. Twenty-three of them are health food products, all of which have obtained the "Health Food Certificates" issued by the PRC Ministry of Health to be sold in the PRC. The 7 major product series are: High-Calcium Series, Immune System Adjustment Series, Nutrient Supplements Series, Cholesterol Adjustment Series, High-Fiber Series, Heart and Brain Improvement Series and Personal Care Series. Under the High-Calcium series, Tianshi China has conducted extensive research and developed Tianshi Hyperglycemia High Calcium Nutrient Powder and Tianshi Children High Calcium Nutrient Powder, which have been awarded patents from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0.

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


RESULTS OF OPERATIONS

General Results of Operations for the six months ending June 30, 2004

As of June 30, 2004, we had $35,694,535 of retained earnings. As of June 30, 2004, we had cash of $9,313,796 and reported total shareholders' equity of $48,334,087. For the six months ending June 30, 2004, we had revenues of $28,015,887 and general, administrative and sales expenses of $2,618,919.

1) SALES increased by $10,230,321, or approximately 57.52%, from $17,785,566 for the six months ended June 30, 2003 to $28,015,887 for the six months ended June 30, 2004. The 57.52% increase was a result of directly marketing our products internationally since the end of 2002. By the end of 2003, we sold our products to approximately 90 countries. In addition, we increased our networking sales forces in China during 2003. For the six months ended June 30, 2004, domestic sales in China increased to $17,253,915 and overseas sales increased to $10,761,972.

2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $411,447, from $7,028,913 for the six months ended June 30, 2003 to $6,617,466 for the six months ended June 30, 2004. Cost of goods sold as a percentage of sales decreased to 23.62% for the six months ended June 30, 2004, from 39.52% for the six months ended June 30, 2003. The decrease in cost of goods sold as a percentage of sales was a result of continuing stronger management control over
(1) cost of raw material purchases; (2) utilization of raw material and production cost efficiency; (3) product quality control; (4) improvement of manufacturing technology; and (5) economy of scale.

(3) GROSS PROFIT. Consolidated gross profit increased by $10,641,768, from $10,756,653 for the six months ended June 30, 2003 to $21,398,421 for the six months ended June 30, 2004. Gross profit as a percentage of sales increased to 76.38% for the six months ended June 30, 2004 from 60.48% for the six months ended June 30, 2003. This increase in gross profit as a percentage of sales was the results of increasing sales both in the domestic and worldwide markets and successful control over production cost.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $ 1,258,074from $1,360,845 for the six months ended June 30, 2003 to $ 2,618,919for the six months ended June 30, 2004. The selling and administrative expenses as a percentage of sales increased to 9.35% for the six months ended June 30, 2004 from 7.65% for the six months ended June 30, 2003.

(5) NET INCOME. Consolidated net income increased by $7,667,591, or approximately 101.24%, from $7,573,654 for the six months ended June 30, 2003 to $ 15,241,245for the six months ended June 30, 2004. The increase was mainly due to increase in sales and decrease in production cost.

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

TIANSHI markets most of its products through various domestic and international business entities that are related to Tianshi China through common ownership. Related party sales amounted to 100% of total sales. Due to the common ownership, there are no formal sales or administrative agreements between

Tianshi China and those related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Tianshi China sells all of its products to Tianshi Engineering, which in turn sells them through its 22 representative offices, and 12 other affiliated companies in China. All of these affiliated companies are owned in whole or in part by Li Jinyuan.

Other receivables

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development Co., Ltd., is owed additional amounts classified as other receivables from related parties totaling $11,661,798 and $26,831,339 as of June 30, 2004 and December 31, 2003, respectively. These receivables are generated from the Company making various cash advances and short-term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature. The Company did not charge interest on these receivables, with the exception of the note receivable described below.

On March 26, 2004, Tianjin Tianshi Biological Development Co., Ltd. (Tianshi China), entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note will be paid off in four quarterly installments of RMB 50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. This note is secured by the personal guarantee of LI Jinyuan, President and major shareholder of Tiens Biotech Group
(USA), Inc., and the pledge of 20% of his stock ownership in Tiens Biotech Group
(USA), Inc. or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and cannot be traded until September 10, 2004.Tianjin Tianshi Biological Development Co., Ltd. received its first principal payment of RMB50,000,000 during March,2004 and second payment of RMB50,000,000 during June, 2004. This amount was distributed in turn to the parent company, Tianshi International Holdings Group Limited as a joint venture distribution.

Accounts payable

Accounts payable due to related parties amounted to $0 and $758,570 at June 30, 2004 and December 31, 2003, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables

The Company also has amounts classified as other payables due to related parties, which amounted to $969,926 and $1,312,288 as of June 30, 2004 and December 31, 2003, respectively. These amounts arose from cash advances from related parties, management service fees due to related parties and various non-operational transactions incurred with related parties.

Rent expense

At December 31, 2002, the Company had a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company had agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $287,618 and $177,855 for the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 2004, net cash provided by operating activities was $10,147,892, net cash used in investing activities was $7,979,558, and net cash used in financing activities was $5,579,581.

For the six months ended June 30, 2003, net cash provided by operating activities was $2,582,021, net cash used in investing activities was $705,066, and net cash used in financing activities was $706,325.

Net cash provided by operating activities increased by $7,565,871 to $10,147,892 for the six months ended June 30, 2004, representing an increase of approximately 293.02% compared to $2,582,021 net cash provided by operating activities for the same period of 2003. The increase in cash flow from operating activities primarily reflects increasing in revenues for the six months ended June 30, 2004. This increase was also due to our better management on collection of other receivables from our related party during the first two quarters of 2004.

Net cash used in investing activities increased by $7,274,492 to $7,979,558 for the six months ended June 30, 2004, representing a 1031.75% increase, compared to $705,066 net cash used by investing activities for the same period of 2003. The increase in net cash used in investing activities was due to increase in purchase capital assets and the investment in Tiens Ocean Going CO. Ltd. in Shanghai. According to the Resolution of Board of Directors, TIENS through its wholly owned subsidiary, Tianshi International Holdings Group Ltd., invested $19,204,111 in Tiens Ocean Going CO. Ltd. during the second quarter of 2004. This was offset by the collection $12,100,000 which represents the first two payments due on the note receivable from Tianjin Juchao Commercial and Trading Co., Ltd.

Net cash used in financing activities increased by $4,873,256 to $5,579,581 for the six months ended June 30, 2004, representing a 689.95% increase, compared to $706,325 net cash used in financing activities for the same period of 2003. The increase in cash used in financing was primarily due to increase in payments on short term notes payable to banks and payments to minority interest shareholder in subsidiary.

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

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations that existing cash and funds generated from operations will be sufficient to meet working capital for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.


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

The Company is in the process of outsourcing to an accredited accounting firm to re-design Internal Control system as well as Risk Management system for the
Company to be in compliance with rules and regulations set forth in Sarbanes-Oxley Act.



Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.


Item 5 - Other Information

None

Exhibits

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Tiens Biotech Group (USA), Inc.

Dated: August 13, 2004                       /s/ LI Jinyuan
       --------------                       ------------------------------------
                                            LI Jinyuan
                                            Chairman and President