Form 10QSB
period 2004-09-30
TIENS BIOTECH GROUP USA INC
filed 2004-11-15
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

     / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                         COMMISSION FILE NUMBER: 0-49666

                         TIENS BIOTECH GROUP (USA), INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                              75-2926439
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  No. 6, Yuanquan Road, Wuqing New-Tech
   Industrial Park, Tianjin, China                                  301700
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                REGISTRANT'S TELEPHONE NUMBER: (86) 22-8213-7658
                                              ------------------

                            (Former Name and Address)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 71,333,586 shares of the Company's common stock outstanding on November 15, 2004.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION.................................................2

  ITEM 1. FINANCIAL STATEMENTS...............................................;.2

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................15

PART II - OTHER INFORMATION...................................................22

  ITEM 1. LEGAL PROCEEDINGS...................................................22

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........22

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................22

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................22

  ITEM 5. OTHER INFORMATION...................................................22



                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                     ------
                                                                         September 30,    December 31,
                                                                              2004             2003
                                                                         -------------    -------------
                                                                          (Unaudited)       (Audited)
                                                                         -------------    -------------
CURRENT ASSETS:
    Cash                                                                 $  38,052,843    $  12,725,043
    Accounts receivable - related party, net of allowance for doubtful accounts of $39,204 at September 30, 2004 and $-0- at
      December 31, 2003, respectively                                        9,544,012            8,533
    Other receivables                                                          383,708          139,820
    Other receivables and note receivable - related party                   18,668,451       26,831,339
    Inventories                                                              4,997,805        4,004,216
                                                                         -------------    -------------
      Total current assets                                                  71,646,819       43,708,951
                                                                         -------------    -------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                                   10,911,518       11,156,268
                                                                         -------------    -------------

OTHER ASSETS:
    Intangible asset, net                                                      327,507          363,330
    Employee advances                                                           72,337          821,536
    Deposits                                                                 1,221,865        1,051,557
                                                                         -------------    -------------
      Total other assets                                                     1,621,709        2,236,423
                                                                         -------------    -------------
         Total assets                                                    $  84,180,046    $  57,101,642
                                                                         =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $   1,954,642    $   2,531,829
    Accounts payable - related party                                              --            758,570
    Advances from customers - related parties                                     --          5,141,661
    Other taxes payable                                                        324,478          206,723
    Accrued liabilities                                                         30,977           52,698
    Other payable - related party                                            1,002,722        1,312,288
    Distribution payable to minority interest                                3,327,273             --
    Short term notes payable                                                      --          5,324,000
    Current portion of long term debt                                          235,155          259,364
                                                                         -------------    -------------
      Total current liabilities                                              6,875,247       15,587,133

NON-CURRENT LIABILITIES:
    Notes Payable - Related Party                                           10,657,742          155,591
                                                                         -------------    -------------

         Total liabilities                                                  17,532,989       15,742,724
                                                                         -------------    -------------

MINORITY INTEREST                                                            9,118,323        8,272,726
                                                                         -------------    -------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares authorized,
      71,333,586 issued and outstanding, respectively                            6,851            6,851
    Paid-in-capital                                                          8,906,492        8,906,492
    Statutory reserves                                                       3,730,137        3,730,137
    Retained earnings                                                       44,889,182       20,453,290
    Stock receivable                                                              --             (6,650)
    Accumulated other comprehensive income (loss)                               (3,928)          (3,928)
                                                                         -------------    -------------
      Total shareholders' equity                                            57,528,734       33,086,192
                                                                         -------------    -------------
         Total liabilities and shareholders' equity                      $  84,180,046    $  57,101,642
                                                                         =============    =============


         The accompanying notes are an integral part of this statment.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                    Three months ended         Nine months ended
                                                -------------------------   -------------------------
                                                       September 30,              September 30,
                                                -------------------------   -------------------------
                                                   2004          2003          2004          2003
                                                -----------   -----------   -----------   -----------
                                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                -----------   -----------   -----------   -----------

REVENUE - RELATED PARTIES                       $18,058,888   $13,989,470   $46,074,775   $31,775,037

COST OF SALES                                     4,304,640     4,309,393    10,922,106    11,338,306
                                                -----------   -----------   -----------   -----------

GROSS PROFIT                                     13,754,248     9,680,077    35,152,669    20,436,731

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      2,437,047       903,778     5,055,967     2,264,622
                                                -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                           11,317,201     8,776,299    30,096,702    18,172,109

OTHER INCOME                                        205,357        25,676       523,063        96,936
                                                -----------   -----------   -----------   -----------

INCOME BEFORE MINORITY INTEREST                  11,522,558     8,801,975    30,619,765    18,269,045

MINORITY INTEREST                                 2,327,913     1,760,396     6,183,873     3,653,810
                                                -----------   -----------   -----------   -----------

NET INCOME                                        9,194,645     7,041,579    24,435,892    14,615,235

OTHER COMPREHENSIVE INCOME                             --            --            --            --
                                                -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME                            $ 9,194,645   $ 7,041,579   $24,435,892   $14,615,235
                                                ===========   ===========   ===========   ===========

Weighted average number of shares outstanding    71,872,975    32,503,302    71,957,327    33,072,996
                                                ===========   ===========   ===========   ===========

Earnings per share, basic and diluted           $      0.13   $      0.22   $      0.34   $      0.44
                                                ===========   ===========   ===========   ===========






         The accompanying notes are an integral part of this statment.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                          Number          Common        Paid-in        Statutory
                                                        of shares         stock         capital         Reserve
                                                      ------------    ------------    ------------    ------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                      ------------    ------------    ------------    ------------
BALANCE, January 1, 2003, audited                        5,000,508    $          1    $  8,906,492    $    399,173

   Tianshi stock issued to Tianshi shareholders               --             6,850            --              --
   6.5 for one shares forward split                     27,502,794
   Issuance of common stock to Tianshi
      shareholders due to reorganization                68,495,000            --              --              --
   Cancellation of common stock held by
      Rene Larrave                                     (29,000,000)           --              --              --
   Net Income                                                 --              --              --              --
                                                      ------------    ------------    ------------    ------------
BALANCE, September 30, 2003, unaudited                  71,998,302    $      6,851    $  8,906,492    $    399,173

   Additional stocks issued to Tianshi shareholders            284            --              --              --
   Net Income                                                 --              --              --              --
   Adjustment to statutory reserve                            --              --              --         3,330,964
                                                      ------------    ------------    ------------    ------------
BALANCE, December 31, 2003, audited                     71,998,586    $      6,851    $  8,906,492    $  3,730,137

   Calcellation of shares                                 (665,000)           --              --              --
   Net income                                                 --              --              --              --
   Receipt of stock receivable                                --              --              --              --
                                                      ------------    ------------    ------------    ------------
BALANCE, September 30, 2004, unaudited                  71,333,586    $      6,851    $  8,906,492    $  3,730,137
                                                      ============    ============    ============    ============


                                                                                    Accumulated other
                                                        Retained         Stock        comprehensive
                                                        earnings       receivable     income (loss)      Totals
                                                      ------------    ------------    ------------    ------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                      ------------    ------------    ------------    ------------

BALANCE, January 1, 2003, audited                     $  6,730,432    $       --      $     (3,928)   $ 16,032,170

   Tianshi stock issued to Tianshi shareholders               --            (6,850)           --              --
   6.5 for one shares forward split
   Issuance of common stock to Tianshi
      shareholders due to reorganization                      --              --              --              --
   Cancellation of common stock held by
      Rene Larrave                                            --              --              --              --
   Net Income                                           14,615,235            --              --        14,615,235
                                                      ------------    ------------    ------------    ------------
BALANCE, September 30, 2003, unaudited                $ 21,345,667    $     (6,850)   $     (3,928)   $ 30,647,405

   Additional stocks issued to Tianshi shareholders           --               200            --               200
   Net Income                                            2,438,587            --              --         2,438,587
   Adjustment to statutory reserve                      (3,330,964)           --              --              --
                                                      ------------    ------------    ------------    ------------
BALANCE, December 31, 2003, audited                   $ 20,453,290    $     (6,650)   $     (3,928)   $ 33,086,192

   Calcellation of shares                                     --              --              --              --
   Net income                                           24,435,892            --              --        24,435,892
   Receipt of stock receivable                                --             6,650            --             6,650
                                                      ------------    ------------    ------------    ------------
BALANCE, September 30, 2004, unaudited                $ 44,889,182    $       --      $     (3,928)   $ 57,528,734
                                                      ============    ============    ============    ============

         The accompanying notes are an integral part of this statment.



                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                      2004            2003
                                                                  ------------    ------------
                                                                   Unaudited       Unaudited
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 24,435,892    $ 14,615,235
    Adjustments to reconcile net income  to cash
      provided by operating activities:
       Minority interest                                               845,597       3,653,810
       Depreciation                                                  1,021,882         749,345
       Amortization                                                     35,823          46,408
       Loss on sale of assets                                           61,009           4,366
      (Increase) decrease in assets:
       Accounts receivable - related party                          (9,535,479)     (3,988,011)
       Other receivables                                              (243,888)        139,645
       Other receivables - related party                             8,767,860     (14,067,143)
       Inventories                                                    (993,589)      1,287,338
       Employee advances                                               749,199         171,859
       Decrease in deposits                                           (170,308)        300,497
      Increase (decrease) in liabilities:
       Accounts payable                                               (577,187)       (288,032)
       Accounts payable - related party                               (758,570)         39,755
       Advances from customers                                      (5,141,661)        (60,439)
       Wages and benefits payable                                         --          (140,291)
       Other taxes payable                                             117,755          17,455
       Accrued liabilities                                             (21,721)     (1,130,569)
       Other payables - related party                                 (309,566)      2,487,279
       Distribution payable to minority interest                     3,327,273            --
                                                                  ------------    ------------
         Net cash provided by operating activities                  21,610,321       3,838,507
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments on loan receivable - related party                           --           807,971
    Increase in loans receivable - related party                          --        (2,005,371)
    Proceeds from sales of equipment                                    65,129            --
    Purchase of equipment and automobiles                           (1,686,230)     (1,319,635)
    Net decrease in construction in progress                           177,988            --
                                                                  ------------    ------------
         Net cash used in investing activities                      (1,443,113)     (2,517,035)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on short term notes payable                            (5,324,000)       (291,713)
    Borrowings (Payments) on long term debt                         10,477,942        (482,189)
    Decrease in stock receivable                                         6,650            --
                                                                  ------------    ------------
         Net cash provided by (used in) in financing activities      5,160,592        (773,902)
                                                                  ------------    ------------

INCREASE IN CASH                                                    25,327,800         547,570

CASH, beginning of period                                           12,725,043         302,974
                                                                  ------------    ------------

CASH, end of period                                               $ 38,052,843    $    850,544
                                                                  ============    ============


         The accompanying notes are an integral part of this statment.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies


Background
----------

On February 17, 2004, Tiens Biotech Group (USA), Inc. (referred to as the "Company" or "Tiens") formally changed it name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

On August 22, 2003, Strategika, Inc., a corporation organized under the laws of the State of Delaware ("Strategika"); Tianshi International Holdings Group Ltd., a corporation organized under the laws of the British Virgin Islands ("Tianshi International"); Li Jin Yuan, Jiao Wen Jun and Yan Yu Peng, all Chinese Nationals who are stockholders of Tianshi International (the "Tianshi Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, Strategika received from the Tianshi
Stockholders all of the issued and outstanding common stock of Tianshi International in exchange for the issuance by Strategika of 68,495,000 shares of its common stock, par value $0.001 per share, to the Tianshi Stockholders, representing approximately 95% of the issued and outstanding common stock of Strategika following the time of the issuance. As additional consideration, the 29,000,000 shares of the common stock of Strategika held by Rene Larrave, the sole officer and director of Strategika prior to the reorganization, were redeemed and cancelled by Strategika. There are currently 71,333,586 issued and outstanding shares of common stock of the reorganized Strategika.

Strategika was incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. On February 11, 2002, in connection with a change in control transaction, MIA Acquisition Corp changed its name to Strategika, Inc. Until the Effective Date, Strategika had only nominal assets and liabilities and was a development stage company attempting to provide network security services to Fortune 1000 listed companies. As a result of the reorganization, Strategika will continue the business operations of Tianshi International.

Prior to the reorganization, on June 18, 2003, Tianshi International acquired 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological"). Biological is a foreign investment joint venture which is incorporated under the laws of the People's Republic of China ("PRC") on March 27, 1998.

The original partners in Biological were Tianshi Hong Kong International Development Co., Ltd. ("Tianshi Hong Kong") incorporated in Hong Kong, which owned 80% of the joint venture and Tianjin Tianshi Biological Engineering Co., Ltd, ("Tianshi Engineering") a Chinese company incorporated in PRC, which owned the remaining 20% of the joint venture. Tianshi Hong Kong is owned 100% by Li Jin Yuan, the Company's president and major shareholder. Tianshi Engineering is 49% owned by Ms. Li Bao Lan, the daughter of Li Jin Yuan and 51% by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), which is owned 90% by Li Jin Yuan and 10% by Li Bao Lan. On June 18, 2003, Tianshi Engineering transferred its 20%
interest in the joint venture for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd, ("Tianshi Pharmaceuticals") a Chinese company whose majority shareholder is Tianshi Group. On June 18, 2003, Tianshi International acquired 80% of Biological from Tianshi Hong Kong for no consideration. This transfer was made for no consideration since Li Jin Yuan is president and sole shareholder of both companies.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of significant accounting policies (continued)

As result of the above transactions, Tianshi International is now a wholly owned subsidiary of the Company and Biological remained as a 80% owned subsidiary of Tianshi International. The following diagram is an organization and equity ownership chart of the Company and its affiliates:




                                 OBJECT OMITTED



The reporting entity
--------------------

The financial statements in the Strategika filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:



                                                                            Percentage
                         Subsidiary                                        Of Ownership
-------------------------------------------------------------------------  -----------
Tianshi International Holdings Group, Ltd          British Virgin Islands     100.0%
Tianjin Tianshi Biological Development Co., Ltd    P.R.C.                      80.0%
Tiens Yihai Co. Ltd.                               P.R.C.                      99.4%

Tianshi International is a corporation organized under the laws of the British Virgin Islands. Tianshi International is a holding company for Tiens 80% investment in Biological and its 99.4% investment in Tiens Yihai Co., Ltd. ("Tiens Yihai").

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of significant accounting policies (continued)


Biological is a foreign investment joint venture which is incorporated under the laws of PRC. Biological is classified as a Foreign Investment Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Biological is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term beginning on March 27, 1998 with registered capital of $10,000,000.

Tiens Yihai Co. Ltd. (Tiens Yihai) is a foreign investment joint venture which is incorporated under the laws of PRC. Tiens Yihai is classified as a Foreign Investment Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term beginning on May 27, 2004 with registered capital of $200,000,000.

Tianshi International owns 80% of its subsidiary Biological and 99.4% of its subsidiary Tiens Yihai. The remaining 20% and 0.6% respectively are owned by Tianshi Pharmaceuticals whose majority shareholder is Tianshi Group.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46(R)), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46(R) is effective for reporting periods after March 15, 2004 for all enterprises that are not small business issuers. The Company is in the process of reviewing the effects of this statement on its operations.

Nature of operations
--------------------

The Company through its subsidiaries is primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care and other health products. The Company sells its products to a sales force of related distributors who in turn sell to independent distributors and managers who resell them to other distributors or public consumers. The Company markets its products in the United States, China, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Belarus,
Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia.


Revenue recognition
-------------------

The Company recognizes revenue from domestic sales by distributors in China, net of sales commissions and taxes only when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes as goods are shipped and clear review by the international customs department.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In 2004, Tianshi Engineering, a related company, owned all of the related party distributors which sell the Company's products domestically in China. The Company was responsible for paying all the related company's sales expenses incurred to sell their products to outside third parties.

Foreign currency translation
----------------------------

The reporting currency of the Company is the US dollar. Biological's and Tiens Yihai' s financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(3,928) as of September 30, 2004 and December 31, 2003, respectively.

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's subsidiary, Tianshi International, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiaries, Biological and Tiens Yihai, are Sino-Foreign Joint Ventures incorporated in the People's Republic of China. Pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and foreign Enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies (continued)


Income taxes (continued)
------------------------

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

Prior to the year ended December 31, 2002, Biological suffered operating losses. Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes will expire for Biological and it will become subject to income tax at a reduced rate of 10%.

Tiens Yihai is located in a Special Industry Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 15% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai doing business in the special industry zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break.

As of September 30, 2004, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

Note 2 - Condensed financial statements and footnotes

The interim condensed consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with Tiens' audited financial statements for the years ended December 31, 2003 and 2002 and notes thereto included in Tiens' Form 10-KSB, dated April 29, 2004.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations for the nine months ended September 30, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 3 - Inventories


Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following:


                   September 30,   December 31,
                        2004            2003
                   -------------   -------------
                    (Unaudited)     (Audited)
                   -------------   -------------
Raw materials      $   2,055,039   $   1,673,405
Work-in-progress         286,946         342,252
Finished goods         2,655,820       1,988,559
                   -------------   -------------
                   $   4,997,805   $   4,004,216
                   =============   =============


Note 4 - Supplemental disclosure of cash flow information


No income taxes were paid for the nine months ended September 30, 2004 and 2003, respectively. Interest paid amounted to $169,936 and $361,050 for the nine months ended September 30, 2004 and 2003, respectively.


Non - cash financing and investing activities
---------------------------------------------

During the nine months ending September 30, 2004, the Company sold equipment for a total sales price of $670,101 and received cash of $65,129 and a non-interest bearing receivable of $604,972 which is disclosed as related party transaction under other receivable in Note 7.

During the nine months ending September 30, 2003, the Company sold several buildings for the amount of $3,238,210 to a related party in exchange for cancellation of a payable due to the related party. The sale resulted in a gain of $1,791.


Note 5 - Earnings per share


The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the nine months ended September, 2004 and 2003. The weighted average number of shares used to calculate EPS reflects the 6.5 to 1 share split retroactively to January 1, 2002. The weighted average number of shares used to calculate EPS for the nine months ended September 30, 2004 (71,957,327) and 2003 (33,072,996) reflect only the shares outstanding for those periods.

On September 14, 2004, the board of directors of the Company accepted the resignation of Mr. Percy Kong Kei Chin as one of the members of the Board. Mr. Chin's 665,000 shares of common stock of the Company were returned to the Company and were cancelled. The outstanding shares of common stock at September 30, 2004 amounted to 71,333,586.

Note 6 - Minority interest

Minority  interest  represents  the  outside   shareholders'  20%  ownership  of
Biological and 0.6% ownership of Tiens Yihai.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Related party transactions


Sales
-----


The Company sells all of its products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. Related party sales amounted to $46,074,775 and $31,775,037 for the periods ended September 30, 2004 and 2003 which represent 100% of total sales for the periods then ended.

Related party accounts receivable related to these sales amounted to $9,544,012 and $8,533 as at September 30, 2004 and December 31, 2003, respectively, net of an allowance for doubtful accounts of $39,204 and $ - 0 - , respectively.


Other receivables and note receivable - related party
-----------------------------------------------------


The Company is owed additional amounts classified as other receivables from related parties totaling $18,668,451 and $26,831,339 as of September 30, 2004 and December 31, 2003, respectively. These receivables are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. The following is the detail of those transactions.

On March 26, 2004, Biological entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. ("Juchao") to convert various receivable amounts into a note receivable in the amount of RMB 200,000,000 or approximately US $24,200,000. Li Jin Yuan is the major shareholder of Juchao. The note will be paid off in four quarterly installments of RMB 50,000,000 (US $6,050,000) beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. Total interest income for the nine months ended September 30, 2004 amounted to approximately $823,284.

The receivable is secured by the personal guarantee of Li Jin Yuan, President and major shareholder of Tiens and the pledge of 20% of his stock ownership in Tiens or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and cannot be traded until September 10, 2004. As of September 30, 2004, Biological received its three principal payments of RMB 150,000,000 (US $18,150,000). Approximately US $1,210,000 of the total payments received during 2004 was distributed in turn to the parent company, Tianshi International as a joint venture distribution.

During the three months ending September 30, 2004, Biological advanced RMB 28,960,300 or approximately US $3,504,196 to Tianshi Group. In addition, Biological advanced RMB 37,998,488 or approximately US $4,597,817 to Tianshi Engineering. These transactions are recurring in nature and will be paid off during the year. The Company does not charge interest on these receivables.

During the nine months ending September 30, 2004, the Company transferred fixed assets to Tianshi Pharmaceuticals and received a receivable of $604,972 which will be paid off during the year. The Company does not charge interest on the receivable.

Accounts payable
----------------

Accounts payable due to related parties amounted to $- 0 - and $758,570 at September 30, 2004 and December 31, 2003, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Related party transactions (continued)


Other payables
--------------


The Company has amounts classified as other payables due to related parties which amounted to $1,002,722 and $1,312,288 as of September 30, 2004 and December 31, 2003, respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

Note payable
------------

On September 10, 2004, Tianshi International entered into a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.63 million in order to fund their capital contribution due to Tiens Yihai. Mr. Li Jin Yuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The  principal  of  the  loan  will  be  paid  in  ten  consecutive   semiannual
installments of US $1,063,000 on the last day of each June and December commencing June 30, 2006, and ending June 30, 2011. The first interest payment will be paid on December 31, 2004 at an annual interest rate of 5%. The principal payment requirements for the next five years are as follows:

       Period
       Ending
   September 30,                Amount
   -------------            -------------
        2005                $        --
        2006                    1,063,000
        2007                    2,126,000
        2008                    2,126,000
        2009                    2,126,000
     Thereafter                 3,189,000


Rent expense
------------


As of January 1, 2003, the Company had a verbal agreement with Tianshi Group, to lease a portion of its office building and manufacturing facilities. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003.


In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $460,748 and $317,750 for the nine months ended September 30, 2004 and 2003, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Minority interest distributions


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
                     ============       ============       ============

Totals           USD $ 22,074,111   USD $  5,518,528   USD $ 27,592,639
                     ============       ============       ============



The amounts paid to Tianshi International have been used to invest in their new Shanghai investment described in note 9. As of September 30, 2004, the minority shareholder of Biological has been paid $2,191,255 and the remaining amount has been reflected as a distribution payable on the accompanying balance sheet.


Note 9 - Investment in Tiens Yihai Co. Ltd.

On April 20, 2004, Tianshi International entered into a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals. The parties have agreed to establish Tiens Yihai. On September 15, 2004, the Board of Directors of Tianshi International approved the Joint Venture Project. Tiens Yihai is located in Shanghai, P.R.C., and is in the business of research and development, production and marketing of healthcare, home care and personal care products.

In the footnotes of our financial statements for the quarter ended June 30, 2004, we described this investment as Tiens Ocean Going Co., Ltd. Due to the translation from Chinese to English, the Company has officially confirmed their English name as Tiens Yihai Co., Ltd.

The total amount to be invested in Tiens Yihai will amount to US $400 million, of which US $200 million will be registered capital. Tianshi International will contribute US $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals will contribute US $1.2 million representing 0.6% of the registered capital of Tiens Yihai. Tiens Yihai will secure additional financing for the remaining US $200 million of the total investment.

A total of fifteen percent or approximately US $30,000,000 of the registered capital is required to be contributed by the joint venture partners within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner within three years of the issuance of the business license or May 27, 2004. As of September 30, 2004, Tianshi International has made its required capital contribution in the amount of US $29,861,853.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Tiens Biotech Group (USA), Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

On September 9, 2003, pursuant to the terms of an Agreement and Plan of Reorganization, dated August 22, 2003, Tianshi International Holdings Group Limited, a corporation organized under the laws of the British Virgin Islands ("Tianshi International"), became a wholly owned subsidiary of Strategika Inc. ("Strategika"), a Delaware Corporation. On February 17, 2004, Strategika changed its name to Tiens Biotech Group (USA), Inc. ("Tiens" or the "Company").

Tianshi International was incorporated on March 24, 2003 in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International acquired 80% of Tianjin Tianshi Biological Development Co. Limited ("Biological"), which is the Company's main operating subsidiary. Biological is a foreign investment joint venture incorporated in the People's Republic of China ("PRC") on March 27, 1998, which is 80% owned by Tianshi International and 20% owned by Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals").

Biological is primarily engaged in the research, development, manufacturing and marketing of healthcare products including herbal products, vitamin and mineral supplements and personal care products. Since its establishment, Biological has developed 7 major product series and produced 45 types of healthcare products. Twenty-three of them are health food products, all of which have been issued "Health Food Certificates" issued by the PRC Ministry of Health to be sold in the PRC. The 7 major product series are: High-Calcium Series, Immune System Adjustment Series, Nutrient Supplements Series, Cholesterol Adjustment Series, High-Fiber Series, Heart and Brain Improvement Series and Personal Care Series. Under the High-Calcium series, Biological has conducted extensive research and developed Tianshi Hyperglycemia High Calcium Nutrient Powder and Tianshi Children High Calcium Nutrient Powder, which have been awarded patents from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0.


Biological has its own research and product development center in Tianjin,  PRC.
It employs  professionals in research,  product  development and innovation.  On
November 3, 2002, Biological was awarded the Quality System Certificate for compliance with the standard "ISO9001: 2000" in the area of Design and Development, Production and Service of Food and Healthcare Food in China.

Biological has marketed and sold its products through its affiliate company, Tianjin Tianshi Biological Engineering Co., Ltd. ("Tianshi Engineering") in
China. Tianshi Engineering is a limited liability company duly incorporated under the laws of PRC, and affiliated with Biological through common ownership of Mr. LI Jinyuan. Tianshi Engineering markets and sells Biological's products domestically through its 22 branches, representative offices and chain stores and 12 domestic affiliate companies. The Company also markets its products to approximately 90 countries worldwide including the United States, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia,
Kazakhstan,  Belarus, Mongolia,  Finland,  Lithuania,  Britain, Germany, France,
Romania,  Ukraine,  Portugal,  Turkey, Italy,  Nigeria,  Ghana, South Africa and
Australia.

RESULTS OF OPERATIONS

General Results of Operations for the three and nine months ending September 30, 2004 and September 30, 2003

The third  quarter and the first nine months of 2004,  the Company  persisted in strong  performance and consistent growth. As of September 30, 2004, the Company had retained  earnings of  $44,889,182,  cash of $38,052,843  and reported total shareholders' equity of $57,528,734.  For the third quarter of 2004, the Company had revenue of $18,058,888 and selling,  general and administrative  expenses of
$2,437,047.  For the first nine months of 2004, the Company had total revenue of
$46,074,775  and  total  selling,   general  and   administrative   expenses  of
$5,055,967.


Three months ended September 30,                  2004            2003           Change
--------------------------------              ------------    ------------    ------------
Revenue                                       $ 18,058,888    $ 13,989,470           29.09%

Cost of goods sold                            $  4,304,640    $  4,309,393    $     (4,753)

Cost of goods sold as a percentage of sales          23.84%          30.80%

Gross Profit                                  $ 13,754,248    $  9,680,077    $  4,074,171

Gross Profit margin                                  76.16%          69.20%

Selling and administrative expenses           $  2,437,047    $    903,778    $  1,533,269

Selling and administrative expenses as
a percentage of sales                                13.50%           6.46%

Net income                                    $  9,194,645    $  7,041,579    $      30.58%




Nine months ended September 30,                   2004            2003           Change
-------------------------------               ------------    ------------    ------------
Revenue                                       $ 46,074,775    $ 31,775,037           45.00%

Cost of goods sold                            $ 10,922,106    $ 11,338,306    $   (416,200)

Cost of goods sold as a percentage of sales          23.71%          35.68%

Gross Profit                                  $ 35,152,669    $ 20,436,731    $ 14,715,938

Gross Profit margin                                  76.29%          64.32%

Selling and administrative expenses           $  5,055,967    $  2,264,622    $  2,791,345

Selling and administrative expenses as
a percentage of sales                                10.97%           7.13%

Net income                                    $ 24,435,892    $ 14,615,235    $      67.19%


(1) SALES. Compared to the three and nine months ended September 30, 2003, sales for the three and nine months ended September 30, 2004 increased by $4,069,418 and $14,299,738, respectively. The growth in reported sales was primarily due to: (1) continued marketing of our products internationally since the end of 2002; (2) increased networking sales forces in China during 2003 and 2004; and
(3) continued growth in worldwide demand for our products.

(2) COST OF GOODS SOLD. Compared to the third quarter and first nine months of 2003, consolidated cost of goods sold for the third quarter and first nine months of 2004 decreased by $4,753 and $416,200, respectively. Cost of goods sold as a percentage of sales decreased to 23.84% for the third quarter of 2004, from 30.80% for the third quarter of 2003. For the nine months ended September 30, 2004, cost of goods sold as a percentage of sales decreased to 23.71%, from 35.68% for the same period of 2003. The decrease in cost of goods sold as a percentage of sales was a result of continuing stronger management control over
(1) cost of raw material purchases; (2) utilization of raw material and production cost efficiency; (3) product quality control; (4) improvement of manufacturing technology; and (5) economy of scale.

(3)  GROSS  PROFIT.  Consolidated  gross  profit  increased  by  $4,074,171  and
$14,715,938 for the three and nine months ended September 30, 2004, respectively. The gross profit margin was 76.16% in the third quarter of 2004 versus 69.20% in the third quarter of 2003. The company's total gross profit margin was 76.29% for the first nine months of 2004 versus 64.32% for the first nine months of 2003. The increase in gross profit margin was primarily due to sales growth both in the domestic and overseas markets and successful control over production cost.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $1,533,269 and $2,791,345 for the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003. The selling and administrative expenses as a percentage of sales increased to 13.50% and 10.97% for the three and nine months ended September 30, 2004, respectively. The increase was principally due to the continued sales growth and market expansion.

(5) NET INCOME. Net income in the third quarter and first nine months of 2004 increased by 30.58% and 67.19%, respectively, when compared to the comparable periods of 2003 due primarily to steady growth in worldwide sales. Continued decrease in production cost also contributed to the Company's net income growth.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company markets most of its products through various domestic and international business entities that are related to Biological through common ownership. Related party sales amounted to 100% of total sales. Due to the common ownership, there are no formal sales or administrative agreement between Biological and those related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Biological sells all of its products to Tianshi Engineering, which in turn sells them through its 22 representative offices, and 12 other affiliated companies in China. All of these affiliated companies are owned in whole or in part by Li Jinyuan, our President and majority shareholder.

Other receivables and note receivable.
--------------------------------------

The Company through its Chinese joint venture, Biological, is owed additional amounts classified as other receivables from related parties totaling $18,668,451 and $26,831,339 as of September 30, 2004 and December 31, 2003,
respectively. These receivables are generated from the Company making various cash advances and short-term loans and the allocation of various expenses to related parties. The following is the detail of those transactions.

On March 26, 2004, Biological entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. ("Juchao") to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note will be paid off in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest will be charged beginning January 1, 2004 at an annual interest rate of 6.048%. Total interest income for the nine months ended September 30,2004 amounted to approximately $823,284. This note is secured by the personal guarantee of Li Jinyuan, President and major shareholder of the Company, and the pledge of 20% of his stock ownership in Tiens or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and cannot be traded until September 10, 2004. As of September 30,2004, Biological received its three principal payments of RMB 150,000,000 (US$18,150,000). Approximately US$1,210,000 of the total payments received during 2004 was distributed in turn to the parent company, Tianshi International as a joint venture distribution.

During the three months ending September 30, 2004, Biological advanced RMB 28,960,300 or approximately US$3,504,196 to Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"). In addition, Biological advanced RMB 37,998,488 or approximately US$4,597,817 to Tianshi Engineering. These transactions are recurring in nature and will be paid off during the year. The Company does not charge interest on these receivables.

During the nine months ending September 30, 2004, the Company transferred fixed assets to Tianshi Pharmaceuticals and received a receivable of $604,972 which will be paid off during the year. The company does not charge interest on the receivable.

Accounts payable.
-----------------

Accounts payable due to related parties amounted to $0 and $758,570 at September 30, 2004 and December 31, 2003, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables.
---------------

The Company also has amounts classified as other payables due to related parties, which amounted to $1,002,722 and $1,312,288 as of September 30, 2004 and December 31, 2003, respectively. These amounts arose from cash advances from related parties such as management service fees due to related parties and various non-operational transactions incurred with related parties.

Note Payable.
-------------

On September 10, 2004, in order to fund their capital contribution due to Tiens Yihai Co., Ltd. ("Tiens Yihai"), Tianshi International entered into a loan agreement with Tianyuan Capital Development Corp.Ltd. ("Tianyuan Capital") to borrow $10.63 million. Mr. Li Jinyuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The  principal  of  the  loan  will  be  paid  in  ten  consecutive   semiannual
installments of US $1,603,000 on the last day of each June and December commencing June 30,2006 and ending June 30, 2011. The interest payment will be paid on the outstanding and unpaid principal amount of the loan at an annual interest rate of 5% on the last business day of each June and December commencing on December 31, 2004.

Rent expense.
-------------

As of January 1, 2003, the Company had a verbal agreement with Tianshi Group, to lease a portion of its office building and manufacturing facilities. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $460,748 and $317,750 for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine  months  ended  September  2004,  net cash  provided  by  operating
activities  was  $21,610,321,   net  cash  used  in  investing   activities  was
$1,443,113, and net cash provided by financing activities was $5,160,592.

For the nine months ended September 30, 2003, net cash provided by operating activities was $3,838,507, net cash used in investing activities was $2,517,035, and net cash used in financing activities was $773,902.

Net cash provided by operating activities increased by $17,771,814 to $21,610,321 for the nine months ended September 30, 2004, representing an increase of approximately 462.99% compared to $3,838,507 net cash provided by operating activities for the same period of 2003. The increase in cash flow from operating activities primarily reflects an increase in revenues for the nine months ended September 30, 2004. This increase was also due to better management of the collection of other receivables from our related party during the first nine months of 2004.

Net cash used in investing activities decreased by $1,073,922 to $1,443,113 for the nine months ended September 30, 2004, representing an 42.67% decrease, compared to $2,517,035 net cash used by investing activities for the same period of 2003. The decrease in net cash used in investing activities was due to a decrease in lending to related parties.

Net cash provided by financing activities was $5,160,592 for the nine months ended September 30, 2004. For the same period in 2003, net cash used in financing activities was $773,902. The increase in cash provided by financing activities was primarily due to an increase in borrowing on long-term debt for funding Tiens Yihai.

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

ITEM 3.  CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

         There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS

(a) Exhibits

The following exhibits are filed as part of this report:


EXHIBIT
NUMBER             DESCRIPTION
-----------        -------------------------------------------------------------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TIENS BIOTECH GROUP (USA), INC.


Date: November 15, 2004                           /s/ Li Jin Yuan
                                                 -------------------------------
                                                 Li Jin Yuan
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date: November 15, 2004                           /s/ Jiao Wenjun
                                                 -------------------------------
                                                 Jiao Wenjun
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)