Form 10KSB
period 2004-12-31
TIENS BIOTECH GROUP USA INC
filed 2005-03-31
CIK 1168556

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____
                         Commission File Number: 0-49666

                        TIENS BIOTECH GROUP (USA), INC..
              (Exact name of small business issuer in its charter)

           Delaware                                              75-2926439
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           No. 6, Yuanquan Rd.
    Wuqing New Tech Industrial Park
             Tianjin, China                                        301700
----------------------------------------                           ------
(Address of principal executive offices)                         (Zip Code)

                 Registrant's Telephone Number: 86-22-8213-7658

                                       N/A
                            (Former Name and Address)

           Securities registered under 12(b) of the Exchange Act: None

             Securities registered under 12(g) of the Exchange Act:
                         Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $  58,910,532  .
                                                    --------------

The aggregate market value of 3,503,586 the voting and non-voting common equity held by non-affiliates of the Registrant as of March 29, 2005 was approximately $ 17,167,571.40, based upon the closing sale price of $ 4.90 per share as reported by The Over the Counter Bulletin Board on such date.

There were 71,333,586 shares of the Company's common stock outstanding on March 29, 2005.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens USA"), formerly known as Strategika, Inc. ("Strategika"), was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., and subsequently to Strategika in February 2002.

Tiens USA conducts its main business operations through its 80% owned subsidiary Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), which is based in Tianjin, Peoples Republic of China (PRC). Biological primarily engages in the research, development, manufacturing, and marketing of nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Tiens USA derives its revenues principally from product sales to affiliated companies in China and outside of China. Since its establishment, Biological has developed and produced seven major product series, of which six are comprised of nutrition supplement products, and the seventh is comprised of personal care products. Biological develops its products at its own product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. Biological has obtained all required certificates and approvals from government regulatory agencies to manufacture its products in China, including a Certificate of Good Manufacturing Practices (GMP) issued by the State Drug Administration, a Sanitary Certificate for food manufactured in China ("Jin (Wuqing) Wei Shi Zheng Zi" 2004, No.0049) for food manufacturers in China and a Sanitary Certification for wellness products manufacturers ("Jin Wei Jian Zheng Zi" 2004, No.0006) issued by the PRC Ministry of Health. In addition, all of Biological's products have been certified by appropriate government regulatory agencies, including the State Food and Drug Administration (SFDA) and the Bureau of Technical Supervision, for manufacture and sale in China.

In China, Biological conducts the marketing and sales of its products through its affiliated company, Tianjin Tianshi Biological Engineering Co., Ltd. ("Tianshi Engineering"), a company incorporated in China. Tianshi Engineering markets and sells Biological's products in China through its 23 branches, representative offices and chain stores, and nine domestic affiliated companies. Six of the nine domestic affiliated companies are 51% owned by Tianshi
Engineering and 49% by Li Baolan, the daughter of Mr. Li Jinyuan, Tiens USA's Chief Executive Officer and President. The other 3 affiliate companies are owned by Ms. Li Baolan and Mr. Li' s other immediate family members. Outside of China, Biological sells its products through an extensive direct sales force, or multi-level marketing sales force, of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. These affiliates are located in approximately 90 countries, including the United States, India, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Mongolia, Finland, Lithuania, Britain,
Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa, Australia, etc.. Our direct sales marketing program is subject to governmental regulation in each of these countries.

In  April  2004,  Tianshi  International  Holdings  Group  Ltd.,  a  corporation organized under the laws of the British Virgin Islands ("Tianshi International"), entered into a joint venture contract with Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a company organized under the PRC laws, to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). On September 15, 2004, the Board of Directors of Tianshi International ratified and approved the Tiens Yihai Joint Venture Project. Tianshi International is a wholly-owned subsidiary of Tiens USA, and Tianshi Group is owned 90% by Mr. Li and 10% by Mr. Li's daughter, Ms. Li Baolan. Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai, located in Shanghai, P.R.C., was established to conduct research and development, production, and marketing of nutrition supplement products, home care, and personal care products. As of December 31, 2004, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

Both Biological and Tianshi Engineering receive administrative support from Tianshi Group. Biological pays Tianshi Group 1% of its annual sales income (excluding value added taxes "VAT") for administrative services (except for services provided by the officers of Tianshi Group) and the use of Tianshi Group's administrative building.

The following is an organization and equity ownership chart of Tiens USA and its affiliates:

GRAPHIC OMITTED

The graphic omitted shows the organizational chart of Tiens USA, including the percentage ownership. The following describes the chart:

Tiens USA is owned 4.91% by public stockholders,  2.8% by officers and 92.29% by
Mr.  Li  Jinyuan.  Tiens  USA  owns  100%  of  Tianshi  International.   Tianshi
Inernational owns 80% of Biological and 99.4% of Tiens Yihai.

Tianshi Group is owned 90% by Mr. Li Jinyuan and 10% by his daughter, Ms. Li Baolan. Tianshi Group owns 87.66% of Tianshi Pharmaceuticals and 51% of Tianshi Engineering. Tianshi Pharmaceuticals owns 20% of Biological and 0.6% of Tiens Yihai.

Ms.  Li  Baolan   owns  49%  of  Tianshi   Engineering   and  7.29%  of  Tianshi
Pharmaceuticals.

Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.


Corporate History
-----------------

In August 2003, Strategika and Tianshi International, LI Jinyuan, JIAO Wenjun and YAN Yupeng, all Chinese Nationals who were stockholders of Tianshi International (the "Tianshi Stockholders") entered an Agreement and Plan of Reorganization (the "Agreement"), which was effective on September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, Strategika received from the Tianshi Stockholders all of the issued and outstanding common stock of Tianshi International, in exchange for the issuance by Strategika of 68,495,000 shares of its common stock to the Tianshi Stockholders, representing 95% of the issued and outstanding common stock of Strategika, giving effect to the issuance. As additional consideration, Rene Larrave, the sole officer and director of Strategika prior to the reorganization, contributed all of his Strategika common stock to Strategika without additional consideration.

Tianshi International was incorporated on March 24, 2003, in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International acquired 80% of Biological. Biological is a Chinese-foreign equity joint venture company established under the laws of the PRC on March 27, 1997. Biological is subject to the Law on Sino Foreign Equity Joint Ventures ("Joint Venture Law"), its implementation regulations and other related rules and regulations ("Joint Venture Regulations"). Biological is an independent legal entity having the legal structure of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Biological provides for a 50 year term with registered capital of $10,000,000. As an approved, Chinese-foreign equity joint venture Biological receives special income tax incentive treatment from both the local (Wuqing County) and central governments in China. The original partners in this joint venture were Tianshi Hong Kong International Development Co., Ltd. ("Tianshi Hong Kong") incorporated in Hong Kong which owned 80% of the joint venture, and Tianshi Engineering, which owned the remaining 20% of Biological. Tianshi Hong Kong is owned 100% by LI Jinyuan. Tianshi Engineering is 49% owned by Ms. Li Baolan and 51% by Tianshi Group. In June 2003, Tianshi Engineering transferred its 20% interest in Biological for no consideration to Tianshi Pharmaceuticals and Tianshi International acquired 80% of Biological from Tianshi Hong Kong for no consideration. This transfer was made for no consideration, since LI Jinyuan is president and sole shareholder of both companies.

Business and Industry Overview
------------------------------

The wide variety of vitamins necessary for maintaining a human body's normal functions are contained in many types of natural foods. Because of the inter-relationship between nutrition and health, we believe there is developing worldwide demand for nutrition supplement products. Biological has developed its products to capture this increasing, yet geographically differentiated, market demand for nutrition supplement products. In China, due to its recent rapid economic development, Chinese consumers have become more aware of the risks of dietary imbalances and the importance of maintaining appropriate levels of vitamins and minerals. Minerals operate with vitamins and other nutrient elements to maintain proper PH balances and stimulate nerves and muscle systems. Biological believes that its product series, containing vitamins and minerals, will have extensive potential in markets in both China and many other developing countries worldwide.

After China's admission into the World Trade Organization, markets for Chinese products will expand internationally. Due to this, we believe that there will be more opportunities for our enterprises to enter into international markets. Some major components of Biological's products, i.e. lecithin, ginkgo extract, and melatonin, are gradually being recognized by international markets as beneficial food supplements for the human body. According to Global Information Inc.'s vertical market research report, market demand for vitamins, herbal/botanical products, sports nutrition, meal supplements, minerals, and specialty products is expected to increase over the next 5 to 8 years.

CURRENT PRODUCTS
----------------

Since its incorporation in 1998, Biological has developed and produced seven major product series, of which six consist of nutrition supplement products, and the seventh consists of personal care products. Biological has produced 31 types of nutrition supplement products. Therein, 30 types were developed and produced by the year ended December 31, 2004, and one type has been developed and is going to be produced and put into markets in the future. Each of our nutrition supplement products falls within one of our six major nutrition supplement products series, which includes the High-Calcium Series, the Immune Enhancement Series, the Nutrient Supplement Series, the Adjustment Series, the High-Fiber Series, and the Heart and Brain Improvement Series.

Each of our products has been issued a Product Standard Code by the Bureau of Technical Supervision, and each of our 24 wellness products have been issued a Certificate of Domestic Wellness Product by the State Food and Drug Administration (SFDA). This SFDA certificate is required for the production and sale of wellness products in China. Furthermore, 23 out of 31 of our products have received Halal Approval by the end of 2004. Halal Approval is issued by the Islamic Association of Shandong Province for food products not containing substances banned by the Islamic religion. The issuance of this Approval certified that our manufacturing processes comply with the requirements of Islamic dietary law.


The table below illustrates all of our nutrition supplement products categorized by functions:
---------------------------------------------------------------------------------------------------------------------------
Product Series          Products                  Main Ingredients                          Benefits
---------------------------------------------------------------------------------------------------------------------------
ii                      Tianshi Nutrient          Zymolytic bone calcium powder,            Help to improve bone
ii                      Calcium Powder            oligosaccharide,                          density
ii                      * #                       de-fatted milk powder,                    ii
ii                      ii                        VA, VD, VC, iron                          ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Super             Zymolytic bone calcium powder,            Help to supplement
ii                      Calcium Powder            VA, VD, VC, taurine, zinc, iron           calcium
ii                      for Children * #          ii                                        ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Super             Zymolytic bone calcium powder,            Help to regulate blood
ii                      Calcium Powder            oligosaccharide, pumpkin powder           sugar
High-Calcium Series     with Metabolic            VA, VD, VB1,VB2                           ii
ii                      Factors * #               ii                                        ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Chewable          Zymolytic bone calcium powder,            Help to replenish
ii                       Calcium Tablets *        coca powder, mannite, nondairy            calcium
ii                      ii                        creamer, dextrin, magnesium stearate,     ii
ii                      ii                        aspartame, cocoa essence, compound        ii
ii                      ii                        vitamin (A, D2 and C)                     ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Gourmet           Monosodium glutamate, 1+G                 Help to supplement
ii                      Powder with Super         Zymolytic bone calcium powder,            calcium
ii                      Calcium **                ii                                        ii
ii                      ii                        ii                                        ii
                        ---------------------------------------------------------------------------------------------------

ii                      Tianshi Super             Whole milk powder,                        Help to supplement
ii                      Calcium Milk Powder       Zymolytic bone calcium powder,            calcium
ii                      **                        non-dairy creamer, aspartame,             ii
ii                      ii                        multi-vitamins                            ii
ii                      ii                        ii                                        ii
ii                      ii                        ii                                        ii
ii                      ii                        ii                                        ii
ii                      ii                        ii                                        ii
---------------------------------------------------------------------------------------------------------------------------
ii                      Tianshi Zinc              Zinc lactate, glucose, egg protein        Help to supplement zinc
ii                      Capsules * #              powder                                    ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Chewable          Calcium carbonate, de-fatted milk         Help to supplement
Nutrient Supplement     Calcium Tablets           powder, fruit powder, gelatin,            calcium
Series                  with Multiflavor * #      magnesium stearate, VD                    ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Iron              Glucose, ferrous lactate, VC,             Iron supplement to fight
ii                      Capsules *                folic acid                                against iron-deficiency
ii                      ii                        ii                                        anemia
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Protein           Soybean separating protein,               supplement amino acid,
ii                      Powder ** #               whey protein, soybean phospholipid        and protein
---------------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------------
Product Series          Products                  Main Ingredients                          Benefits
---------------------------------------------------------------------------------------------------------------------------
ii                      Tianshi Lipid             Herba gynostemma pentaphyllum,            Help to regulate blood
ii                      Metabolic                 folium nelumbinis, radix polygoni         lipid
ii                      Management Tea*#          mutiflori, green tea, semen cassiae       ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Bone              Calcium carbonate, soybean                Help to increase bone
ii                      Treasure Tablets           isoflavones,micro-crystal                density
ii                      * #                       cellulose, carboxymenthyl amylo-          ii
ii                      ii                        sodium, lactose, starch, magnesium        ii
ii                      ii                        stearate, casein phosphor-peptide         ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Super             Zymolytic bone calcium powder,            Help hypermnesia
ii                      Calcium Capsules          lecithin, taurine, VB1, VB12, VC          ii
ii                      with Lecithin * #         b-cyclodextrin                            ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Beauty            Radix rehmanniae, radix angelicae         Clear complexion,
ii                      Face Capsules * #         sinensis, radix paeoniae alba, flos       rejuvenate skin
Adjustment Series       ii                        carthami, semen persicae, radix           (Chloasma-removing)
ii                      ii                        bupleuri, rhizoma chuanxiong, VC,         ii
ii                      ii                        VE                                        ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Sweet             Fructus crataegi, fructus lycii, poria,   Help to improve the
ii                      Dreams Granules * #       starch, aspartame, melatonin              quality of sleep
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Throatcare        Radix ophiopogonis, Fructus               Take care of your throat
ii                      Granules *                canarli, honeysuckle, ebony, haw          ii
ii                      ii                        powder, mint, liquorice                   ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Slimming          Folium nelumbinis, semen cassiae,         Weight loss
ii                      Tea * #                   oolong tea, rhizoma alismatis,            ii
ii                      ii                        folium llicis latifoliae, radixet         ii
ii                      ii                        rhizoma rhei, pericarpium citri           ii
ii                      ii                        reticulatae                               ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi PressureCare      Folium kaki, plumula nelumbinis,          Regulate blood pressure
ii                      Tea *                     fructus gardeniae, folium apocyni         ii
ii                      ii                        veneti                                    ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Sea               Sea Buckthorn oil                         Help to improve
ii                      Buckthorn Oil             ii                                        immune system
ii                      Softgels ** #             ii                                        ii
---------------------------------------------------------------------------------------------------------------------------
ii                      Tianshi Double-           Polydextrose, haw powder,                 supplement edible cellulose
High-Fiber Series       cellulose Tablets         hydroxypropyl cellulose, maize            ii
ii                      ** #                      cellulose, gelatin, magnesium             ii
ii                      ii                        stearate aspartame (phenylalanine)        ii
---------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------------
Product Series          Products                  Main Ingredients                          Benefits
---------------------------------------------------------------------------------------------------------------------------
ii                      Tianshi Chitosan          Chitosan                                  Regulate immune
ii                      Capsules * #              ii                                        system
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Cordyceps         Cordyceps mycelium powder                 Help to improve
ii                      Capsules * #              ii                                        immune system
ii                      ii                        ii                                        and reduce fatigue
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Vitality          Wheat plumule oil, lecithin,              Reduce fatigue
Immune                  Softgels * #              b-carotene                                ii
                        ---------------------------------------------------------------------------------------------------
Enhancement Series      Tianshi Spirulina         Dried spirulina powder                    increase hypoxia
ii                      Capsules * #              ii                                        resistance and regulate
ii                      ii                        ii                                        cellular immune system
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Spirulina         Dried spirulina powder                    Increase hypoxa
ii                      Tablets*                  ii                                        resistance and regulate
ii                      ii                        ii                                        cellular immune system
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Pine Pollen       Natural pine pollen powder,               supplement amino acid,
ii                      Powder Capsules **#       Povidone                                  vitamins and minerals
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Garlic            Natural garlic, powder, lactose,          Help to improve
ii                      Tablets **                starch, calcium carbonate, micro-         immune system
ii                      ii                        crystal cellulose, malt dextrin,          ii
ii                      ii                        carboxymethl amylo-sodium,                ii
ii                      ii                        magnesium stearate                        ii
---------------------------------------------------------------------------------------------------------------------------
ii                      Tianshi Grape             Grape seed extract, starch                Help to support healthy
ii                      Extract Capsules*#        ii                                        blood lipid levels.
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Cell              Carrot powder, heba gynostemma            Hypoxia resistance
Heart and Brain         Rejuvenation              pentapyllum, tea polyphenol, VC           ii
Improvement Series      Capsules * #              ii                                        ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Metabolic         Radix salviae miltiorrhizae, radix        Regulate blood lipid
ii                      Balance Capsules *#       polygoni multiflori, fructus              ii
ii                      ii                        crataegi                                  ii
                        ---------------------------------------------------------------------------------------------------
ii                      Tianshi Ginkgo Leaf       Ginkgo leaves extract, lactose,           Increase hypoxia
ii                      Tablets * #               micro-crystal cellulose, starch,          resistance
ii                      ii                        carboxymethyl amylo-sodium,               ii
ii                      ii                        french white                              ii
---------------------------------------------------------------------------------------------------------------------------

Note:     1.   The 24 products with * are wellness products.  They should not be used as a substitute for any drug for therapeutic purpose.

          2. The 7 products with ** are dietary supplement products. They are not prescribed medicine.

          3.   The 23 products with # have received Halal Approval.

Our products have received significant recognition for quality:

2004
At the 4th International Healthcare Festival of China, Tianshi Metabolic Balance Capsules was assessed as one of the Top 10 Nutrition Supplement Products.

2003
Biological's wellness products series were recommended by the Chinese Committee for Evaluation and Recommendation of Famous Quality Products for Women and Children as one of the Popular Famous Quality Brands.

2002
Tianshi Sea Buckthorn Oil Softgels, Tianshi Cordyceps Capsules and Tianshi Spirulina Capsules were jointly recommended to the European market by the Council for the Promotion of International Trade of China and the Committee for Quality Assurance and Assessment of Science and Technology Products of France.

Tianshi Chitosan Capsules were recommended as high-quality products by the US Council of International Quality Authentication.

Tianshi   Chitosan   Capsules  were  proved  to  be  Recommended   Products  For
International Trade by U.S. Asia Economic Trade Cooperation Committee.

Manufacturing
-------------

Biological has put a great emphasis on product quality assurance. In 2002, it was awarded a Quality System Certificate for compliance with the standard "ISO9001: 2000" in the area of Design and Development, Production and Service of Food and Health Care Food in China.

The manufacturing processes of our nutrition supplement products are categorized into six types depending on the different forms of the finished products. All six types of processes are illustrated in the flow charts below:

1. Powder


GRAPHIC OMITTED


This graphic shows the process suitable for manufacturing Nutrient Super Calcium Powder, Nutrient Super Calcium Powder for Children, etc. Raw materials are confected, sifted and mixed, resulting in a semi-finished product which is then subject to inner and outer packing, resulting in a finished product.

2. Tea


GRAPHIC OMITTED


This graphic shows the process suitable for manufacturing Slimming Tea, PressureCare Tea. Raw materials are rid of impurities, rinsed, dried, confected and mixed, resulting in a semi-finished product, which is then subject to inner and outer packing, resulting in a finished product.

3. Capsule


GRAPHIC OMITTED

This graphic shows two processes for manufacturing capsules. Process A of the graphic is suitable for manufacturing Zinc Supplement Capsules, Beauty Face Capsules, etc. Raw materials are confected and mixed, resulting in a semi-finished product, which is then sifted, filled and polished. The semi-finished product is then subject to inner and outer packing, resulting in the finished product. Process B of the graphic is suitable for manufacturing Cordyceps Capsules and Chitosan Capsules. Raw materials are sifted and confected, resulting in a semi-finished product which is then filled and polished, and subjected to inner and outer packing, resulting in the finished product.



4. Tablet


GRAPHIC OMITTED

These graphics show the process for maufacturing tablets. Raw materials are sifted, confected, and mixed resulting in a semi-finished product, which is then granulated and mixed resulting in tablets.

Process A of the graphic is suitable for manufacturing Ginkgo Leaf Tablets, Calcium Chewable Tablets, which are film coated and then subject to innner and outer packing, resulting in a finished product. Process B of the graphic is suitable for manufacturing Double-Cellulose Tablets, Chewable Calcium Tablets with multiflavor, etc., which are subject to inner and outer packing, resulting in a finished product. Raw materials are confected and mixed resulting in a semi-finished product, which is then granulated, dried, griddled and subject to inner and outer packing resulting in a finished product.



5. Granule


GRAPHIC OMITTED


This graphic shows the process suitable for manufacturing Sweat Dreams Granules. Raw materials are confected and mixed resulting in a semi-finished product, which is then granulated, dried, griddled and subject to inner and outer packing resulting in a finished product.


6.    Soft gel Capsule


GRAPHIC OMITTED

This graphic shows the process suitable for manufacturing Vitality Softgels and Sea Buckthorn Oil Softgels. Raw materials are confected collocated, and injected into gelatinized soft gels, then palletized, resulting in a semi-finished product. The semi-finished product is then rinsed, dried and subject to inner and outer packing resulting in the finished product.

All of our manufacturing processes above comply with the product standards approved by the Bureau of Technical Supervision. In addition, most of our manufacturing equipment was newly purchased or replaced after the year 2000. Therefore, we do not anticipate having a large expense for the repair or replacement of manufacturing equipment during 2005.

Trademarks and Patents
----------------------

o We have registered our products under the logo "Tiens" with the State Administration of Industry and Commerce.

o Under the High-Calcium series, Biological has conducted extensive research and developed Tianshi Super Calcium Powder with Metabolic Factors and Tianshi Super Calcium Powder for Children, which have been awarded patents from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0. These two patents are effective for 20 years, which commenced on January 13, 2001.

Suppliers
---------

At present, Biological has established long-term stable relationships with most of its suppliers. The raw materials required for manufacturing Biological's products are relatively easy to find and alternative suppliers are convenient to locate.

Our current major suppliers are:
o    Ox backbone supplier:
     Hebei Fucheng Wufeng Food Co., Ltd.

o    Cordyceps mycelium powder supplier:
     Tianjin Baiao Biotech Company

o    Milk powder suppliers:
     Beijing Shuangwa Dairy Industry Company Ltd.
     Beijing Yinhelu Economic Trading Company Ltd.

o    Chinese Herbs supplier:
     Hebei Anguo Jinmu Chinese Herbs Co., Ltd.

Research and Development
------------------------

Currently, Biological has several additional products under development that we expect to launch in 2005. They are:

1. Tiens Eye Protection capsules to alleviate vision fatigue and improve eyesight.

2. Vitamin and Mineral Supplement Tablets to supplement daily vitamins and minerals intake to maintain equilibrium in the human body.

3. Tiens Womka Capsules to rapidly improve the female physiology function so that women can adequately enjoy their sexual lives.

4. Tiens Manka Capsules to effectively activate the male vitality so that men can adequately enjoy their sexual lives.

5. Drunken Alleviate Capsules to relieve symptoms caused by over drinking and to care for the liver.

Besides the products listed above, 2 groups of products are also under research and development. One is Polly Peptide Products Group, a group of products with multiple diversified functions. Another one consists of wellness products with natural resources from Tibet, which is also a group of products with multiple diversified functions.

All of the products and product groups listed above are still under research and development. Therefore, we do not warrant that these products will have the stated effects when development is completed.

R&D expense displayed below is accounted for through a related party of Biological. Biological will take over all R&D functions starting in 2005.

2001- US $1,270,000
2002- US $  993,000
2003- US $2,167,000
2004- US $6,529,000

We anticipate spending at a minimum, an additional US$10,164,000 to complete our current research and development.

Currently, we employ 65 staff members in R&D, and we anticipate hiring an additional 35 employees in R&D by the end of 2005.

Business Development Strategy - Marketing and Distribution
----------------------------------------------------------

One of Tiens USA's overseas marketing strategies has been to develop a strong direct sales force and Internet distribution networks through its overseas affiliated companies. Domestically, Tiens is aiming to develop strong Internet distribution networks, and expand its market share through the branches, chain stores, and domestic affiliated companies of Tianshi Engineering. In China, Biological sells all of its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and domestic affiliated companies. Biological has a sales contract with Tianshi Engineering. According to this contract, Tianshi Engineering accepted that it would purchase all of Biological's products to be sold in China. Internationally, Biological sells its products through an extensive direct sales force of its overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. Due to common ownership among Biological and the otheroverseas affiliated entities, there are no formal sales or administrative agreements among them. The business operations among these related entities are regulated through internal ordinances.

Biological sells products to Tianshi Engineering at a price equal to 25% of the domestic market price for the products. Tianshi Engineering then, through individual distributors in its 23 representative offices or 9 affiliates, sells the products to purchasers. Through this process, the commission to those individual distributors is 52% of the domestic market price; while the representative offices or affiliates incur 3-6% of the domestic market price as their operation expenses and Tianshi Engineering retains 17-20% as expenses and profits. This is summarized as follows:




Biological (Costs, expenses and profit)                                   25%
Tianshi Engineering (expenses and profit)                              17-20%
Representative Offices or Affiliates                                     3-6%
Individual Distributors' Commission                                       52%
--------------------------------------------------------------------------------
Domestic Market Price                                                    100%


Our distribution network enables our products to reach about 170 countries worldwide. The Company believes that direct sales business has significant potential for growth over the next 10 years. Based on a study conducted by Mary Kay Inc. (a direct sales company), by the year of 2007, worldwide direct sales will total US$200 billion, and direct sales distributors will reach 60 million people. For those heavily populated countries, such as, China, Russia and South American countries, direct sales distribution is developing at increasing speed. Within the past four years, direct sales distributors for a variety of products have increased from 14 million people to 31 million people worldwide, and on average 300,000 people join the business every month. The advantages of direct sales are: (1) the direct sales concept has been generally accepted and supported in many countries; (2) Internet provides good growth potentials for direct sales networks; (3) direct sales provides distributors with more flexibility; and (4) distributors can control sales activities themselves. Currently, Biological and its affiliates are planning to set up an online system among thirty-one (31) provinces in China. This system will generate a multi-channeled distribution network for the sales of Biological's products.

Since 2003, Tiens USA's business development plan has been to focus on further market expansion internationally. Tiens USA has targeted developing countries in Southeast Asia, Africa, and Northeast Europe, giving consideration to its overall market capabilities and targeted consumer groups. To achieve this international expansion, the Company will focus on its product research and development, online direct sales system, and quality assurance of its products. At present, the Company has already sold its products in China, the United States, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Belarus, Mongolia, Finland, Lithuania, Britain,
Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia etc.

Internationally, we sell our products to approximately 90 affiliated companies located in Eastern and Western Europe, the Middle East, North, South and Central


America, Asia and the Pacific Rim, Southeast Asia and Africa. The following chart sets forth, as of December 31, 2004, the countries where our affiliated companies are located and the year in which we commenced operations in those countries. The majority of these companies are owned by Mr. LI Jinyuan, except in jurisdictions in which foreign ownership is not permitted.


No.           Country                    Overseas Affiliates                            Incorp. Date
Russia Area

1             Russia                     Tianshi Group Yatai Science and                2002.05.16
                                          Technology Development Ltd. Co.

2             Russia                     Tianshi Ltd. Co.                               2002.05.16

3             Russia                     Shengshi Ltd. Co.                              2001.07.12

4             Russia                     Huamao Ltd. Co.                                2001.07.10

5             Russia                     Tian Dihe Ltd. Co.                             2001.07.16

6             Russia                     Huafeng Travel Ltd. Co.                        2001.05.04

7             Russia                     Baofeng Ltd. Co.                               2003.04.11

8             Russia                     Tianshi Health Foods (Russia) Co., Ltd.        1999.03.06

9             Russia                     Tianshi Ural Trading Co., Ltd.                 2000.01.31

10            Russia                     Tianshi (New Siberia) Co., Ltd.                2000.02.24

11            Russia                     Tianshi Co., Ltd.                              2000.03.20

12            Russia                     Tianshi CaliningCo., Ltd.                      2000.06.07

13            Russia                     BiermuBaolan Co., Ltd.                         2001.02.01

14            Russia                     Tianshi LiShi Ltd. Co.                         2001.04.28

15            Russia                     Huayuan Trading (Russia) Co., Ltd.             2001.06.09



16            Russia                     Nanfang Ltd. Co.                               2002.01.14

17            Russia                     Bao Yuan Co., Ltd.                             2003.06.04

18            Russia                     Tianshi Volgograd Co., Ltd.                    2003.12.09

19            Russia                     Irkutsk Dongfang Co., Ltd.                     2003.04

No.           Country                    Overseas Affiliate                             Incorp. Date

20            Russia                     Tianshi Kazan Co., Ltd.                        2003.02.27

21            White Russia               Tianshi White Russia Co., Ltd.                 2000.06.23

Ukraine Area

1             Ukraine                    Company "Hua Yuan"                             2001.01

2             Ukraine                    Tianshi Company                                2002.12

3             Ukraine                    Huaerkev Hua Mao Co., Ltd.                     2002.12.16

4             Moldova                    "Tianshi-Grup" S.R.L.                          2001.05

5             Poland                     Tianshi Poland Sp                              2000.11.01

6             Turkey                     China Tianshi Group Import/Export              2000.11.16
                                         Co., Ltd.

Eastern Europe

1             Latvia                     Tianshi (Latvia) Group Co., Ltd.               2000.05.02

2             Hungary                    Tiens KFT                                      2000.08.23

3             Czech                      Tianshi CZ. S.R.O.                             2000.12.01

4             Romania                    Tianshi Grup Co., S.R.L                        2000.12.08

5             Esthonia                   Tianshi Esthonia Co., Ltd.                     2000.12.22



6             Lithuania                  Tianshi (Lithuania) Co. Ltd.                   2001.11.18

7             Slovakia                   Tiens Slovakia S.R.O.                          2002.07.11

8             Bulgaria                   Balkan Tianshi                                 2003.05

9             Croatia                    TIENS D.O.O.ZAGREB                             2004.05.26

10            Greece                     Tiens Hellas A.E.                              2002.06.19

No.           Country                    Overseas Affiliate                             Incorp. Date

11            Austria                    Tianshi Health Products GmbH Co.,Ltd.          2002.08

Western Europe

1             UK                         Tiens UK PLC                                   2001.07.16

2             Spain                      Tianshi Spain, S.L.                            1999.12.29

3             Germany                    Tianshi Gmbh                                   2000.12.01

4             Germany                    Tiens BmbH                                     2003.11.06

5             Portugal                   Tianshi Millenium-Comercio                     2001.11.26
                                         De Produtos Biologicos,  Unipessoal

6             Denmark                    Tianshi Danmark Sundhedsprodukter              2001.01.30
                                          Aps

7             Finland                    Tianshi Finland Healthproduct Co., Ltd.        2002.01.13

8             France                     Tiens France SARL                              2002.02.26

9             Belgium                    Tiens Belaique S.P.R.L                         2000.12

10            Holland                    Tianshi Israel Co., Ltd.                       2004.05.10

11            Sweden                     Tiens sverige AB                               2003.07.01

12            Israel                     Tianshi Israel Co., Ltd.                       2000.07



Middle Asia

1             Kazakhstan                 Tianshi Kazakhstan Co., Limited                2000.09.02

2             Kazakhstan                 Aztanai Bao Lan Company                        2003.05.13

3             Azerbaijan                 Azerbaijan Baolan Company                      2003.06.25

4             Armenia                    LLC"Tianshi"                                   2003.05.20

5             Mongolia                   Tianshi Mongolia Co., Ltd.                     2001.10.02

6             Uzbekistan                 Tianshi Invest                                 2004.06.25

7             Kirghizstan                Tianshi Lishi Ltd. Co.                         2003.05.20

North America

1             Canada                     Tianshi (Canada) Health Products, Inc.         1997.12.31

2             USA                        Tianshi Health Products, Inc.                  1998.02.12

3             Mexico                     Tianshi Health Products de Mexico,             2000.01.30
                                         S.A. de C.V.

4             Mexico                     Tiens imports and exports de Mexico,           2002.11.25
                                         S.A. de C.V.

5             Mexico                     Tiens Human Services Civil Society S.C.        2002.11.25

Central & South America

1             Brazil                     Tianshi Brazil Co., Ltd.                       2002.08.01

2             Brazil                     Tiends Brasil                                  2004.08

3             Peru                       Tianshi Peru S.A.C.                            2000.11

4             Argentina                  Tianshi Argentina Co., Ltd.                    2004.03



5             Chile                      Tianshi Chile Co., Ltd.                        2004.03.25

6             Venezuela                  Tianshi Venezuela Co., Ltd.                    2004.04.23

7             Ecuador                    Tianshi Ecuador Co., Ltd.                      2004.04.02

Southeast Asia

1             Hong Kong                  Tianshi International Development Co.,
                                         Ltd.                                           1996.11.07

2             Hong Kong                  Tianshi Development Co., Ltd.                  2001.02.27

3             Hong Kong                  Jinyuan Development Co., Ltd.                  2002.04.16

4             Hong Kong                  Tianshi International Holdings Group           2002.05.13
                                         Co., Ltd.

5             Hong Kong                  Tianshi Communication Co., Ltd.                2003.03.24

6             Australia                  Tiens Australia Pty Ltd.                       2002.08.05

7             New Zealand                Tianshi Canada Health Products                 2001.01
                                         (New Zealand) Ltd.

8             India                      Tianjin Tianshi Biological Development         2000.02.17
                                         Co., Ltd.

9             India                      Tianjin Tianshi (India) Private Ltd.           2002.04.29

10            Philippines                Tianshi Philippine Inc                         2001.07.01

11            Lao                        Tianshi Lao Co., Ltd.                          2001.06.21

12            Malaysia                   Tiens Health Development (Malaysia)            2002.02.26
                                         SDN. BHD

13            Bangladesh                 Tianshi (Bangladesh) Co., Ltd.                 2004.01



14            Brunei                     TIEN-SHI SDN BHD                               2004.06.03

15            Indonesia                  Pt. Singa Langit Jaya                          2000.09.11

16            Indonesia                  Snga Langit                                    2003.06.25

17            Indonesia                  PT. Tianshi Bandung Jaya                       2003.07.01

18            Indonesia                  PT. Singa Langit Utama Medan                   2003.09.08

19            Indonesia                  PT. Tianshi Semarang Co., Ltd.                 2003.08.14

20            Indonesia                  PT.Tianshi Palembang Indonesia                 2003.05.01

21            Indonesia                  PT. Tianshi Surabaya                           2004.06.29

22            Indonesia                  PT. KALIMAN TIANSHI                            2003.09.24

23            Taiwan                     Tianshi Health Products Inc.,                  2001.05.20
                                         Taiwan Branch

24            Pakistan                   Tianshi International Pakistan Co., (Pvt)      2002.09.01

25            Vietnam                    Jinyun Trading & Services Co., Ltd.            2004.06

26            Cambodia                   Tianshi Group (Camboia) Co., Ltd.              2004.04.26

27            Singapore                  Tianshi (Singapore) Pte.Ltd.                   2003.03.12

Africa & Middle East

1             Nigera                     Tianshi Health Enterprise Development          2004.02.10
                                         Co., ltd.

2             Nigera                     Tianshi Health IND.&ENT. Nigeria Ltd.          2003.12

3             Nigeria                    Tianshi Health Products Company                2000.10.23
                                          (NIG) LTD

4             South Africa               Tianshi (S.A)(Pty) Ltd                         1998.12.02



5             Ghana                      Tianshi Health Industries and                  2000.06.29
                                         Enterprises Ghana Ltd.

6             Swaziland                  Tianshi (Swaziland)(Pty.) Ltd.                 2000.07

7             Botswana                   Tianshi (Botswana) Pty. Ltd.                   2000.08.23

8             Zambia                     Tianshi (Zambia)(Pty.) Ltd.                    2000.12.08

9             Cote D'ivoire              Tianshi Health Ind.& Ent. Cote D'ivoire        2002.06.28
                                          Ltd.

10            Cameroon                   Tianshi Health Products Cameroon Ltd.          2003.09.29

11            Kenya                      Tianshi Health Products Co.                    2002.12
                                          (Kenya) Ltd.

12            Uganda                     Tianshi Health Products Co.                    2003.06.05
                                         (Uganda) Ltd.

13            Egypt                      Tianshi Health IND.&ENT. (Egypt) Ltd.          2003.02.17

14            Sierra Leone               Tianshi Health IND.&ENT.                       2003.09
                                         (Sierra Leone) Ltd.

15            Benin                      Tianshi Health IND.&ENT.                       2003.01
                                         BENIN SARL

16            U.A.E.                     Tiens Enirates LLC                             2003.03.26

17            Nambia                     Tianshi Health Products C.C.                   2003.08.01

18            Zinbabwe                   TIANSHI (ZINBABWE)                             2000.10
                                         (PRIVATE) LIMITED Company


As operation costs vary from country to country, international market prices vary accordingly. Biological sells the products to overseas affiliates at the FOB (destination port) price, which consists of 35% of the domestic retail price, including customs duty, value-added tax and other miscellaneous transportation cost. The individual distributors of overseas affiliates sell the products to purchasers for commissions equal to 52.5% of the respective domestic retail prices. The overseas affiliates charge their expenses to ensure approximately 10% profits for themselves. In average, the international prices comprise of the following components:


Biological (Costs, expenses and profit)        35% of Domestic Market Price
Representative Offices or Affiliates          4-9% of International Market Price
Individual Distributors' Commission          52.5% of International Market Price
--------------------------------------------------------------------------------
International Market Price                    100%


Competition
-----------

For our international marketing and sales outside of China, we have adopted the approach of multi-leveled direct sales networks. Our main competitors for recruiting distributors from other multi-level marketing organizations, including those that market products similar to ours, are some of the world-renowned direct sales companies, such as, Amway, Avon, Mary Kay, Nu Skin, Herbalife, SunRider, Unicity Network, FLP and Morinda. Some of our competitors are substantially larger than we are, and have available considerably greater financial resources than we have.

We believe that our competitive strengths will enable us to benefit from the increasing demand for nutrition supplement products. Our strengths include:

o    Quality and size of manufacturing facilities;
o    Customer orientated business operation and market driven response system;
o    Products quality assurance system;
o    Worldwide information technology system; and
o    Extensive product research and development efforts.

Regulatory Framework
--------------------

Product Regulation
------------------

The central governing authority in the PRC for wellness products is the State Food and Drug Administration ("SFDA"), which is under the jurisdiction of the State Council.

SFDA issues administrative rules. Provincial, city and town authorities implement the rules of the SFDA. Other than the SFDA, other ministries and administrations also have certain responsibility for the management of wellness or nutrition supplement products, such as the State Administration for Industry and Commerce.

Sales and Marketing Regulation
------------------------------

In most countries, sales of our products are usually considered under the categories of general commodities, which does not require specific permits and is not subject to the strict regulations applied to drugs and medicine. Since the Company outsources the sale of its products to its affiliated companies, the local approval issues with respect to sales and distribution are dealt with by the Company's local affiliates.

In some countries, direct sales (or multi-level marketing) is highly regulated or prohibited. The direct sales operation with respect to our products is conducted by overseas affiliated companies. All of the Company and Biological's affiliated companies overseas are legally registered in countries that do not prohibit direct sales. In China,it is anticipated that the Chinese government will lift the restriction on direct sales business in 2005. The Company expects a favorable impact on its business development in China due to the new regulation.

Government Approval Process for New Products
--------------------------------------------

The Company develops and manufactures products that are mainly classified as nutrition supplement products, which includes wellness products and dietary supplement products. The governmental approval process in the PRC for a newly developed wellness product is as follows:

1)   An application for a product certificate is filed with SFDA;
2) SFDA gives a notice to the applicant requiring the applicant to send the product samples to one of the government appointed research institutes;
3) The appointed research institute conducts clinic trials, stability tests, function tests and toxical tests on the product, makes a report and sends the report back to SFDA within 6 months;
4) The Expert Committee of SFDA makes a final decision on the application and issues a "wellness products certificate" or a refusal notice to the applicant.

This certificate authorizes the sales and marketing of the product in the PRC. The whole process generally takes 9 to 12 months.

Environmental Compliance
------------------------

Biological operates from facilities that are located in the PRC.

We are subject to the PRC's National Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all our manufacturing operations are in compliance with all applicable environmental laws.

PRC Laws and Regulations on Sino-Foreign Equity Joint Ventures
--------------------------------------------------------------

The following sets forth the approval process and governmental requirements for our joint ventures, Biological and Tiens Yihai.

1.   Overview

Joint Ventures in PRC between Chinese and foreign parties take two forms: equity joint ventures and co-operative joint ventures. Equity joint ventures are governed by the Law of the People's Republic of China on Sino-Foreign Equity Joint Ventures, and its Implementation Regulations and other related rules, regulations and administrative orders and co-operative joint ventures are governed by the Law of the People's Republic of China on Chinese-Foreign Co-operative Joint Ventures and its Implementation Regulations.

To establish a Chinese-foreign joint venture, the parties must submit their contract and other required documents to the Ministry of Commerce of PRC ("MOC") or its local counterpart in the applicable province or city for approval. The required documents include a letter of application, feasibility study, articles of association, and a list of board members. A joint venture must also obtain a business license from the State Administration for industry and Commerce or its local offices before commencement of its operation.

2.   Chinese-Foreign Equity Joint Ventures

     (a)  Legal Structure

     An equity joint venture in the PRC is an independent entity having the form of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. It is a "legal person" under PRC laws and has the right to own, use and dispose of property rights. The parties to the equity joint venture agree to share profits, risks and losses in the same proportion as their respective capital contributions to the equity joint venture. The operations of equity joint ventures are subject to an extensive body of laws and regulations governing such matters as registration, capital contribution, profit distribution, board of directors, accounting, taxation, foreign exchange and labor management.

     (b)  Capital Contribution

     The liability of a joint venture party to the equity joint venture is limited to the amount of registered capital it has agreed to contribute under the joint venture contract. The registered capital must be paid within a certain time frame; for example, each party must make 15% payment of its share of the contribution into the registered capital within 3 months upon issuance of a business license for the equity joint venture by the Administration for Industry and Commerce. The contribution may take the form of cash, land-use rights, equipment, technology or other contribution in kind. The proportion of the registered capital subscribed for by the foreign party to an equity joint venture must not be less than 25%.

     In the required documents, an equity joint venture must specify a total investment, which limits the scale of its development, and registered capital which must be contributed by the parties to the equity joint venture. The Joint Venture Law prescribes the ratio between the amount of the registered capital and the amount of total investment. For example, where the amount of total investment is US$3 million or below, the registered capital shall not be less than 70% of the total investment and where the total investment is between US$10-30 million, the registered capital shall not be less than 40%. The difference between the registered capital and total investment may be obtained through outside financing or other legal mechanisms.

     (c)  Board of Directors

     The board of directors exercises authority over all major corporate decisions of an equity joint venture, including the appointment of managers, strategic planning and budgeting, employee compensation and welfare, distribution of after tax profits and dissolution. The board may not be comprised of less than three persons and such persons must be appointed by the parties according to the proportion of their capital contribution to the registered capital of the equity joint venture. Therefore, Directors appointed by a party are expected to represent the interests of that party in the operation of the business of the equity joint venture. The daily management of an equity joint venture is conducted by a management group headed by a general manager, who is required to act in accordance with the directions and guidance of the board of directors. The Joint Venture Law stipulates that certain matters (such as amendment to the articles of association, termination and dissolution of the equity joint venture, increase and transfer of the registered capital, merger) must have the unanimous approval of the directors present in a board meeting. Quorum for a board meeting is set at two-thirds of all board members.

     (d)  Profit Distribution

     The Joint Venture Law provides that after payment of taxes, an equity joint venture must allocate three funds, namely, a reserve fund, an expansion fund and a fund for employee welfare and bonuses, before profits may be distributed to the joint venture parties. The amount of after tax profits allocated to the three funds is determined at the discretion of the board of directors of the equity joint venture. Profits of an equity joint venture, when distributed, must be distributed to the joint venture parties according to the ratio of the amounts of the registered capital to which they subscribed respectively.

     (e)  Termination

     Pursuant to the Joint Venture Law, an equity joint venture may be liquidated or terminated in certain circumstances, including expiration of the joint venture term, inability of the equity joint venture to conduct its business due to heavy losses, a breach by or insolvency of one of its parties, etc. Upon termination, the board of directors is required to establish a liquidation committee to dissolve the equity joint venture, which dissolution is subject to the review and approval by MOC.

3.   Taxation

The major PRC taxes applicable on the net income of an equity joint venture are summarized as follows:

Income Tax for Equity Joint Ventures

     The standard income tax rate for an equity joint venture is 33% comprising a national income tax of 30% and a local surtax of 3 %. All equity joint ventures established in the special economic zones are entitled to a reduced national income tax rate of 15%. Reduced income tax rates are also available to, among others, equity joint ventures of a manufacturing nature and located in one of the designated "open economic zones" in the coastal regions of the PRC or "economic and technological development zones". The 3% local surtax may be reduced or waived by the local government of the place where the equity joint venture is located.

     Equity joint ventures of a manufacturing nature with terms of at least 10 years are exempt from income tax for the first 2 profit-making years and are entitled to a 50% reduction of the otherwise applicable income tax rate during the next 3 years. The 50% tax reduction is extended further for a manufacturing nature if they employ advanced technology or export 70% or more of their products.

U.S. Tax Impact

     Because Biological is 80% owned by Tianshi International, which is wholly owned by Tiens USA, Tianshi International is a controlled foreign corporation; therefore, for U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

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

Currency Conversion and Exchange

The   currency  in  China  is   designated   as  the   Renminbi.   Although  the
Renminbi/United States dollar exchange rate has been relatively stable in the past several years, there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not be officially devalued against the United States dollar by direction of the Chinese government.

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

Employees

The Company,  including Biological and Tiens Yihai,  currently has 683 full-time
employees,   which   includes   approximately   300  staff  members   performing
administrative and management functions.

                                  RISKS FACTORS

Forward-Looking Statements: The discussion of the business and industry of the Company contains various forward-looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

Risks Related to our Business

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income. As a manufacturer of products designed for human consumption, we are subject to product liability claims that use of our products have results in injury. Our dietary supplement products consist of vitamins, minerals, herbs and other ingredients that are not subject to pre-market regulatory approval. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.

Newly developed products may not be compatible with market needs. Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Because markets for nutrition supplement products differentiate geographically, we must accurately assess demand in each specific market into which we wish to make sales. If we fail to invest in extensive market research on consumer health needs in each market we target, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and earning.

Our products must keep pace with advances in the industry or they may be displaced by competitors' newly developed products. The nutrition supplement products industry is characterized by rapid product development, with significant competitive advantages gained by companies that introduce products that are first to market, deliver constant innovation in products and techniques, offer frequent new product introductions and have competitive prices. Our future growth partially depends on our ability to develop products that are more effective in meeting consumer needs. In addition, we must be able to manufacture and effectively market those products. The sales of our existing products may decline if a competing product is introduced by other companies.

     The success of our new product offerings depends upon a number of factors, including our ability to:

     o    accurately anticipate consumer needs;

     o    innovate and develop new products;

     o    successfully commercialize new products in a timely manner;

     o    price our products competitively;

     o manufacture and deliver our products in sufficient volumes and in a timely manner; and

     o    differentiate our product offerings from those of our competitors.

If we fail to make sufficient investments in research and pay close attention to consumer needs or we focus on technologies that do not lead to more effective products, our current and future products could be surpassed by more effective or advanced products of others.

We have limited control over the activities of our distributors. We place significant reliance on a network of affiliates to act as our primary sales force. Although a majority of our affiliated companies are controlled in whole or part by Mr. Li Jinyuan, our CEO and President, such affiliates are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion. The distributors are dedicated more to establishing their own reputations and business relationships than to promoting our products. The simultaneous loss of a number of these distributors could have a material adverse effect on our business, financial condition, and results of operations.

Biological began operating in July 1998, and incurred losses until 2002. Although we were profitable in 2003 and 2004, due to increases in sales, especially internationally, this relatively short history of profitability may not be adequate to fully assess our ability to achieve market acceptance of our products or our ability to respond to competition and continue this level of performances. Therefore, we can give no assurance that we will maintain profitability in the long run.

Due to the inter-related ownership and business dealings among Biological and its affiliates, there are conflict of interest and self-dealing risks and increased potential for manipulation of financial results. Biological has affiliated companies or business entities that are owned by Mr. LI Jinyuan and his immediate family members (mostly his daughter Ms. LI Baolan). Although all affiliated companies and business entities were established so that they are legally and financially independent, except for the common ownership, they are centrally administrated by Tianshi Group. The decisions of Tianshi Group could materially affect the operation of our business, which could be adverse to our investors.

Biological sells all of its products for resale in China to Tianshi Engineering. As both Biological and Tianshi Engineering are majority owned by Mr. LI Jinyuan, even given consideration to the internal price transferring policies set among the related parties, these internal policies could be faulty or might not be strictly followed.

Tiens USA is establishing a system to ensure the independence of its operations and financial controls. However, there can be no assurance that the systems and controls can be effectively designed.

We face risks due to our reliance on sales in international markets. Our future success will depend in part on the continued expansion of international sales. Such international operations expose us to certain risks, including but not limited to, need for export licenses; unexpected regulatory requirements; tariffs and other potential trade barriers and restrictions; political, legal and economic instability in foreign markets; longer account receivable cycles; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; limited protection of our intellectual property rights in some countries; dependence on local distributors; and potential disruptions in sales or manufacturing due to military or terrorist acts.

Risks Related to Government Regulations

We are required to follow various government regulations, particularly in the areas of nutrition supplement products and direct marketing, which could increase our costs or prevent us, from or delay us in selling our products.

Internationally

Nutrition supplement products are subject to regulatory requirements that vary by country. Obtaining approval to sell nutrition supplement products internationally involves complexities of dealing with a variety of governmental regulations. We have limited experience in dealing with the specific regulations that may be required to sell our products in certain international markets, which could delay our ability to obtain relevant regulatory approval for our products. In addition, our product sales in other countries are subject to product regulatory regimes of various degrees and direct marketing or distribution regulations. Although currently these aspects are handled by our distributors in the relevant jurisdictions, there can be no assurance that the current operations of our company and our affiliates and distributors will not be adversely affected by compliance issues and changes in applicable laws and regulations in relevant jurisdictions.

In China

The research, development, testing, manufacturing and marketing of our products are subject to various governmental regulations in China. Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping and the sale and distribution of wellness products. Tianshi Engineering is also subject to government regulations with respect to the prices it will charge, the rebates it may offer to customers and the methods of its marketing. Government regulation substantially increases the cost of developing, manufacturing and selling our products.

The uncertainty of the development of direct selling regulations may adversely affect sales of our products in China. Substantially all of our assets are located in China and approximately 50% of our revenues derive from our operations in China. Accordingly, our operations are subject, to a significant degree, to PRC law. As stated under "Business Development Strategy", one of our overseas marketing strategies has been to develop strong direct sales force and Internet distribution networks through its overseas affiliated companies. Domestically, Tiens is aiming to develop strong Internet distribution networks, and expand its market share through the branches, chain stores, and domestic affiliated companies of its affiliated company, Tianshi Engineering. Chinese government is now in the process of developing new direct selling regulations. Publication of the new regulations has been delayed. There is no assurance that such new regulations will be enacted in the foreseeable future. Uncertainties and delays with respect to the new direct selling regulations may adversely affect our ability to increase sales growth in China by incorporating a direct sales marketing program there.

We are subject to complex Chinese business regulations. As China changes its economy from planned to more market-oriented, uncertainties arise regarding governmental policies and measures. Although, in recent years, the Chinese government has implemented measures emphasizing the use of market forces for economic reform, reduction of state ownership of productive assets, and establishment of sound corporate governance practices, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are State owned and leased to business entities or individuals through governmental grants of state-owned Land Use Rights. The grant process is typically based on government policies at the time of grant, which can be lengthy and complex and may adversely affect our planed manufacturing expansion. The Chinese government also exercises significant control over China's economic growth through allocation of resources, foreign currency control and providing preferential treatment to particular industries or companies.

Products distributed outside China are subject to government regulations of different jurisdictions, which could be stricter than in China. In some developed countries, the government regulations for product approval could be stricter than in China, while in developing countries, government regulation could be uncertain. Our products could take a significantly longer time than we expect to gain regulatory approval or may never gain approval in certain countries, which could limit Biological's ability to promote, sell and distribute products. In addition, in terms of our marketing approach, MLM may also be prohibited in some countries. As such, growth in our sales may be adversely affected if such approval cannot be obtained in certain jurisdictions.

Risks Related to Manufacturing

There are risks associated with ingredients mixing and production processes and techniques. Our manufacturing process requires a significant degree of technical expertise. If we fail to manufacture our products to specifications or inadvertently use defective materials in the manufacturing process, the reliability and performance of our products will be compromised.

We rely on our manufacturing operations to produce nearly all of the proprietary products we sell. Our manufacturing operations produce all of the products we sell. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships.


Risks Related to our Common Stock

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

Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to "Penny Stock". The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subjected to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors.

Our president and chief executive officer controls a majority of our common stock. Mr. LI Jinyuan beneficially owns approximately 92% of our outstanding common stocks. As a result, Mr. Li has the ability to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such change of control would benefit our other shareholders.

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

Shares available for future sale. A significant number of our shares are eligible for sale and their sale could depress the market price of our stock. Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock. Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

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

After the reorganization, the Company was managed by a new management team that is not familiar with the capital market and the processes by which a U.S. public company should be managed and operated. The management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice. However, there can be no assurance that the new management team can master the relevant knowledge and skills and set up the required system in time to prevent breaches and to meet the expectations of its shareholders. In terms of financial control, the Company is making major adjustments to comply with the reporting obligations and new securities law requirements. However, there can be no assurance that the financial control system will be improved effectively to ensure smooth operations.

Item 2. Description of Property

We conduct our main business activities through Biological in Tianjin, PRC. Biological's manufacturing workshops are located at No. 6., Yuanquan Road, Wuqing New-tech Industrial Park, Tianjin, PRC, and include:

(1)  We have three management buildings and one research building.
(2)  We have five production plants, and their total area is 5879.4 m2.
(3)  We have six warehouses.
(4)  We have three production lines.
(5) We have approximately 170 sets of equipment each of which is worth more than RMB30,000.

According to the PRC laws, the government owns the land and only authorizes land use rights to individuals or enterprises. The land on which our workshops are built, is identified as Lot W-30-35-2 of the District with the total area of 28,425.5 square meters. According to the State-owned Land Use Right Grant
Contract signed between the Tianjin Wuqing Land Management Commission and Qinghai Aluminum Factory Wuqing Trading Company ("Qinghai Aluminum", an independent party) on June 15, 1995, Qinghai Aluminum has been granted the land use right of 30,000 square meters of land (including Lot W-30-35-2) located inside the District under Land Use Right Certificate No. 95026, for a total land use price of RMB 4,230,000 (RMB 141 per square meter). The term for the use right of the land is 50 years (starting retrospectively from June 1, 1993 and expiring on May 31, 2043). Under an agreement signed between Qinghai Aluminum and Tianshi Group on May 22, 1997, Qinghai Aluminum agreed to transfer the said land use right, together with the factories, offices and other facilities constructed thereon to Tianshi Group for a total price of RMB7,750,000. A new Land Use Right Certificate No. 97070 has been granted in replacement of the previous certificate of No. 95026. On January 10, 2001, Tianshi Group passed a Board of Director's resolution to divide the said land use right into two parts:
(i) land use right of 28,425.5 square meters of the land was legally transferred to Biological without consideration, and such transfer was legally registered with the relevant government agency in China; (ii) 1,574.5 square meters land use right was retained by Tianshi Group. In this way, Biological has legally obtained land use right in the Lot W-30-35-2 of the District with the total area of 28,425.5 square meters.

In 1999, prior to obtaining the land use right of the said land from Tianshi Group, Biological had obtained governmental approvals and proceeded to build five buildings on the premises as its manufacturing factories. Some of them are still under construction in progress now. In 2004, Biological proceeded to build one warehouse in Hankou, one conference center and one exhibition center in Tianjin, PRC. As of December 31, 2004, the total investment made by Biological in constructing these factories and buildings has reached approximately RMB 43 million. The construction of the exhibition center was completed at the beginning of 2005. In August 2004, Biological entered an Agreement with Tianjin Wuqing Development Co., Ltd.. According to the Agreement, Biological has the right to use 6660 square meters of the land for 50 years, commencing on August 2004, by paying RMB1,307,050. The said land is in the Wuqing New-tech Industrial Park and has been used to build the conference center mentioned above.

In addition, we lease a portion of our office building and manufacturing facilities from Tianshi Group, a related party through common ownership. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The amount of the expense paid in 2004 amounted to $595,494.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2004,  the annual  meeting of  stockholders  of the Company (the

"Annual Meeting") was held at the Company's Tianjin offices for the following purposes:

1.Elect following persons to the Board of Directors: Jinyuan Li, Wenjun Jiao, Yupeng Yan, Ping Bai, Gilbert D. Raker, Howard R. Balloch, and Socorro M. Quintero.

2. Ratify the Board of Directors' appointment of Moore Stephens Wurth Frazer and Torbet, LLP, the independent public accountants as the auditor of the Company for the fiscal year 2004.

In this Annual Meeting, there were accordingly present, in person or by proxy, an aggregate of 69,710,176 shares of Common Stock, such shares being a majority of the 71,333,586 shares of Common Stock entitled to notice of and to vote at the meeting.

The result of the vote taken for the election of directors at the meeting was as follows:


                                                                        Withheld
    Directors           No. of Shares For   No. of Shares Against      Authority
    ---------           -----------------   ---------------------      ---------
Jinyuan Li                 69,690,910              7,916                  11,350

Wenjun Jiao                69,698,410                416                  11,350

Yupeng Yan                 69,698,410                416                  11,350

Ping Bai                   69,697,810              1,016                  11,350

Socorro M. Quintero        69,698,110                716                  11,350

Howard R. Balloch          69,698,110                716                  11,350

Gilbert D. Raker           69,698,110                716                  11,350

The result of the vote taken for the ratification of the appointment of Moore Stephens Wurth Frazer and Torbet, LLP was as follows:

                69,700,978 shares voted in favor of the proposal
                ----------

                   5,268   shares voted against the proposal
                ----------

                   3,930   shares abstained.
                ----------

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over the Counter Bulletin Board under the symbol "TBGU". The following table sets forth the range of high and low bid prices reported by the OTCBB in each fiscal quarter from January 1, 2003 to December 31, 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Information presented for dates prior to September 9, 2004, relate to the Company prior to the share exchange transaction described elsewhere in this Form 10-KSB,

---------------------------------------------------- -------------- ------------
                                                          High           Low
                                                     -------------- ------------
---------------------------------------------------- -------------- ------------
Fiscal 2003
-----------
---------------------------------------------------- -------------- ------------
Quarter Ended March 31, 2003                              $0.02         $0.02
---------------------------------------------------- -------------- ------------
Quarter Ended June 30, 2003                               $0.15         $0.03
---------------------------------------------------- -------------- ------------
July 1, 2003 - September 9, 2003                          $0.05         $0.03
---------------------------------------------------- -------------- ------------
September 9, 2003 - September 30, 2003*                   $3.80         $0.03
---------------------------------------------------- -------------- ------------
Quarter Ended December 31, 2003                          $12.75         $0.03
---------------------------------------------------- -------------- ------------
Fiscal 2004
-----------
---------------------------------------------------- -------------- ------------
Quarter Ended March 31, 2004                             $13.00         $5.00
---------------------------------------------------- -------------- ------------
Quarter Ended June 30, 2004                               $9.20         $5.15
---------------------------------------------------- -------------- ------------
Quarter Ended September 30, 2004                          $6.50         $3.26
---------------------------------------------------- -------------- ------------
October 1, 2004 - October 27, 2004                        $5.75         $3.85
---------------------------------------------------- -------------- ------------
October 28, 2004 - December 31, 2004                      $7.95         $5.51
---------------------------------------------------- -------------- ------------
Fiscal 2005
-----------
---------------------------------------------------- -------------- ------------
January 1, 2005 - March 24, 2005**                        $7.00         $4.88
---------------------------------------------------- -------------- ------------


*Represents stock performance for periods after the share exchange transaction. ** Reflects partial period


Holders. As of December 31, 2004, there were a total of 71,333,586 shares of our common stock outstanding, held by approximately 1,000 stockholders of record.

Dividends. We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities. We did not sell any unregistered equity securities during the year ended December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens USA"), formerly known as Strategika, Inc. ("Strategika"), was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., and subsequently to Strategika in February 2002.

Tiens USA conducts its main business operations through its subsidiary Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), which is based in Tianjin, Peoples Republic of China (PRC). Biological primarily engages in the research, development, manufacturing, and marketing of nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Tiens USA derives its revenues principally from product sales to affiliated companies in China and outside of China. Since its establishment, Biological has developed and produced seven major product series, of which six are comprised of nutrition supplement products, and the seventh is comprised of personal care products. Biological develops its products at its own product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. Biological has obtained all required certificates and approvals from government regulatory agencies to manufacture its products in China, including a Certificate of Good Manufacturing Practices (GMP) issued by the State Drug Administration and a Sanitary Certificate for food maufacturers in China ("Jin (Wuqing) Wei Shi Zheng Zi" 2004, No.0049) and a Sanitary Certification for wellness products manufacturers ("Jin Wei Jian Zheng Zi" 2004, No.0006) issued by the PRC Ministry of Health. In addition, all of Biological's products have been certified by appropriate government regulatory agencies, including the State Food and Drug Administration (SFDA) and the Bureau of Technical Supervision, for manufacture and sale in China.

In China, Biological conducts the marketing and sales of its products through its affiliated company, Tianjin Tianshi Biological Engineering Co., Ltd. ("Tianshi Engineering"), a company incorporated in China. Tianshi Engineering markets and sells Biological's products in China through its twenty-three branches, representative offices and chain stores, and nine domestic affiliated companies. Six of the nine domestic affiliated companies are 51% owned by Tianshi Engineering and 49% by Li Baolan, the daughter of Mr. Li Jinyuan, Tiens USA's Chief Executive Officer and President. The other three affiliate companies are owned by Ms. Li Baolan and Mr. Li' s other immediate family members. Outside of China, Biological sells its products through an extensive direct sales force, or multi-level marketing sales force, of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. These affiliates are located in approximately 90 countries, including the United States, India, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Mongolia, Finland, Lithuania, Britain,
Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia. Our direct sales marketing scheme is subject to governmental regulation in each of these countries.

In  April  2004,  Tianshi  International  Holdings  Group  Ltd.,  a  corporation organized under the laws of the British Virgin Islands ("Tianshi International"), entered into a joint venture contract with Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a company organized under the PRC laws, to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). Tianshi International is a wholly-owned subsidiary of Tiens USA and Tianshi Group is 90% owned by Mr. Li and 10% owned by Mr. Li's daughter, Ms. Li Baolan. On September

15, 2004, the Board of Directors of Tianshi International ratified, and approved the Tiens Yihai Joint Venture Project. Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai, located in Shanghai, P.R.C., was established to conduct research and development, production and marketing of nutrition supplement products, home care and personal care products. As of December 31, 2004, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

Both Biological and Tianshi Engineering receive administrative support from Tianshi Group. Biological pays Tianshi Group 1% of its annual sales income (excluding value added taxes "VAT") for administrative services (except for services provided by the officers of Tianshi Group) and the use of Tianshi Group's administrative building.

     The following is an organization and equity ownership chart of of Tiens USA and its affiliates.


GRAPHIC OMITTED

The graphic omitted shows the organizational chart of Tiens USA, including the percentage ownership. The following describes the chart:

Tiens USA is owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Mr. Li Jinyuan . Tiens USA owns 100% of Tianshi International. Tianshi Inernational owns 80% of Biological and 99.4% of Tiens Yihai.

Tianshi Group is owned 90% by Mr. Li Jinyuan and 10% by his daughter, Ms. Li Baolan. Tianshi Group owns 87.66% of Tianshi Pharmaceuticals and 51% of Tianshi Engineering. Tianshi Pharmaceuticals owns 20% of Biological and 0.6% of Tiens Yihai.

Ms.  Li  Baolan   owns  49%  of  Tianshi   Engineering   and  7.29%  of  Tianshi
Pharmaceuticals.

Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 1 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The
Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations.

Revenue recognition
-------------------

The Company recognizes revenue from domestic sales by distributors in China, net of sales commissions and taxes only when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes as goods are shipped, and cleared by the international customs department.

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

Bad debts
---------

The Company's business operations are conducted in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable trade which ranges from 0.3% to 0.5% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC.

Inventories
-----------

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2004, the Company has determined that no reserves are necessary at year end.


RESULTS OF OPERATIONS

2004 Compared to 2003

During the year ended December 31, 2004, the Company continued its strong 2003 performance, increasing sales by 53%. As of December 31, 2004, the Company had retained earnings of $42,200,940, cash of $39,243,872 and reported total shareholders' equity of $60,522,899. For the year ending December 31, 2004, the Company had revenue of $58,910,532 and selling, general and administrative expenses of $7,363,248.



The year ending December 31,                         2004                2003              Change
-------------------------------------------  -------------------   ----------------   -----------------
Revenue                                      $    58,910,532       $  38,392,208           53.44%

COGS                                         $    17,483,739       $  12,725,161      $   4,758,578

Gross Profit                                 $    41,426,793       $  25,667,047      $   15,759,746

Gross Profit margin                                  70.32%              66.85%

Selling and administrative expenses          $     7,363,248       $   3,171,338      $   4,191,910

Selling and administrative expenses as a
percentage of sales                                  12.50%              8.26%

Net income                                   $    27,438,296       $  17,053,822            60.89%

(1) SALES. Compared to the year 2003, sales increased by $20,518,324, or approximately 53.44%, for the year ended December 31, 2004, including international sales which increased by $16,330,594 and domestic sales which increased by $4,187,730. The growth in reported sales was primarily due to: (1) continued and successful marketing of our products internationally since the end of 2002; (2) increased networking sales forces in China during 2003 and 2004; and (3) continued growth in worldwide demand for our products. During the year 2004, the Company experienced a significant sales growth in overseas markets and a solid sales growth in China. Please see the table below for details.

Domestic and Overseas Sales Revenue (04 vs. 03)
--------------------------------------------------------------------------------
Sales Revenue               Year 2004          Year 2003          Increase in %
--------------------------------------------------------------------------------
Domestic                   $29,210,167        $25,022,437             16.74%
--------------------------------------------------------------------------------
Overseas                   $29,700,365        $13,369,771            122.15%
--------------------------------------------------------------------------------


(2) GROSS PROFIT.  Consolidated  gross profit  increased by $15,759,746  for the year 2004 in comparison  with the year 2003. In the mean time,  the gross profit margin was increased to 70.32% for the year ended December 31, 2004, from 66.85%
for the year ended  December 31, 2003.  The increase in gross profit  margin was primarily due to sales growth both in the domestic and overseas  markets and the decrease  in  production  cost,  which  was  a  result  of  continuing  stronger management control over (1) cost of raw material  purchases;  (2) utilization of raw material and production cost efficiency;  (3) product quality  control;  (4)
improvement of manufacturing technology; and (5) economy of scale.

(3) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $4,191,910 in the year 2004, compared to the year 2003. The selling and administrative expenses as a percentage of sales increased to 12.50% in for the year 2004. The increase was principally due to the significant increase in advertising expenditures, and continued sales growth and market expansion.

(4) NET INCOME.  Net income for the year ended  December 31, 2004,  increased by
60.89%,  compared to the year ended  December  31, 2003 due  primarily to steady
growth  in  worldwide  sales.   Continued   decrease  in  production  cost  also
contributed to the Company's net income growth.

2003 Compared to 2002

As of December 31, 2003, the Company had of retained earningsof $20,453,290, cash of $12,725,043 and reported total shareholders' equity of $33,086,192. For the year ending December 31, 2003, we had revenues of $38,392,208 and general, administrative and sales expenses of $3,171,338.

The year ending December 31,                                 2003                2002              Change
---------------------------------------------------  -------------------   ----------------   -----------------
Revenue                                              $    38,392,208       $  14,096,726           172.35%

COGS                                                 $    12,725,161       $   8,297,845      $    4,427,316

Gross Profit                                         $    25,667,047       $   5,798,881      $   19,868,166

Gross Profit margin                                         66.85%               41.14%

Selling and Administrative Expenses                  $     3,171,338       $   3,193,190      $      (21,852)

Selling and ad. Expenses as a percentage of sales            8.26%               22.65%

Net income                                           $    17,053,822       $   1,995,865           754.46%

(1) SALES. Sales increased by $24,295,482, or approximately 172.35%, from $14,096,726 for the year ended December 31, 2002 to $38,392,208 for the year ended December 31, 2003. The 172.35% increase was the result of directly marketing our products internationally at the end of 2002. By the end of 2003, we sold our products to approximately 90 countries. In addition, we increased our domestic networking sales forces during 2003. Domestic sales increased by $13,335,295 and overseas sales increased by $10,960,187. Please see the table below for details.

Domestic and Overseas Sales Revenue (03 vs. 02)
--------------------------------------------------------------------------------
Sales Revenue          Year 2003           Year 2002            Increase in %
--------------------------------------------------------------------------------
Domestic              $25,022,437         $11,687,142              114.10%
--------------------------------------------------------------------------------
Overseas              $13,369,771         $ 2,409,584              454.86%
--------------------------------------------------------------------------------


(2) GROSS PROFIT. Consolidated gross profit increased by $19,868,166, from $5,798,881 for the year ended December 31, 2002 to $ 25,667,047 for the year ended December 31, 2003. Gross profit as a percentage of sales increased to 66.85% for the year ended December 31, 2003 from 41.14% for the year ended December 31, 2002. This increase in gross profit as a percentage of sales was the result of increasing sales both domestically and worldwide and stronger management control on production cost.

(3) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $21,852 from $3,193,190 for the year ended December 31, 2002 to $3,171,338 for the year ended December 31, 2003. The selling and administrative expenses as a percentage of sales decreased to 8.26% for the year ended December 31, 2003 from 22.65% for the year ended December 31, 2002. The decrease in selling and administrative expenses was due to the decrease in the cost of selling expenses and related selling administrative expenses. At the end of 2002, in order to monitor our production's manufacturing and selling functions, our management decided to divide all the sales divisions to our affiliated company. As a result, all the expenses related to sales reduced tremendously for the year ended of 2003 compared to the same period ended 2002.

(4) NET INCOME. Consolidated net income increased by $15,057,957, or approximately 754.46%, from $1,995,865 for the year ended December 31, 2002 to $17,053,822 for the year ended December 31, 2003. The increase was mainly due to increase in sales and decrease in production cost and selling and administrative expenses.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company markets most of its products through various domestic and international business entities that are related to Biological through common ownership. Related party sales amounted to 100% of total sales. Internationally, Biological sells its products directly to its overseas affiliates. Due to the common ownership, there are no formal sales or administrative agreement among Biological and those overseas related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Biological sells all of its products to Tianshi Engineering, which in turn sells them through its 23 representative offices, and 9 other affiliated companies in China. Biological has a sales contract with Tianshi Engineering. According to this contract, Tianshi Engineering accepted that it would purchase all of Biological's products to be sold in China. All of those Tianshi Engineering's domestic affiliated companies are owned in whole or in part by Li Jinyuan's immediate family members. Please see the table under the Section "Business Development Strategy-Marketing and Distribution" in Part I,
Item 1, "Description of Business" for a list of the international affiliated companies owned by Mr. Li Jinyuan.

Other receivables and note receivable

The Company through its Chinese joint venture, Biological, is owed additional amounts classified as other receivables from related parties totaling $8,144,740 and $26,831,339 as of December 31, 2004 and 2003, respectively. These receivables are generated from the Company making various cash advances and short-term loans and the allocation of various expenses to related parties. The following is the detail of those transactions.

On March 26, 2004, Biological entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. ("Juchao") to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note was paid off during 2004 in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest in the amount of $914,760 was paid on this note during the year ending December 31, 2004 beginning January 1, 2004 at an annual interest rate of 6.048%.

The receivable was secured by the personal guarantee of Li Jinyuan, President and major shareholder of Tiens, and the pledge of 20% of his stock ownership in Tiens or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and cannot be traded until September 10, 2004.

During the year ended December 31, 2004, Biological advanced approximately US$3,532,504 to Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"). In addition, Biological advanced approximately US$1,710,446 to Tianshi Engineering. These transactions are recurring in nature and the Company does not charge interest on these receivables.

As of December 31, 2004, the Company had an amount of $2,590,630 classified as other receivables from Tianshi Pharmaceuticals. The company does not charge interest on this receivable.

Accounts payable

Accounts payable due to related parties amounted to $209,199 and $758,570 as of December 31, 2004 and 2003, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables

The Company also has amounts classified as other payables due to related parties, which amounted to $945,274and $1,312,288 as of December 31, 2004 and 2003, respectively. These amounts arose from cash advances from related parties such as management service fees due to related parties and various non-operational transactions incurred with related parties.

On March 25, 2205 Tianshi International entered into a loan agreement with a company owned by Mr. Li, Jinyuan, pursuant to which Tianshi International borrowed $300,000. The loan is non-interest bearing and is due on June 25, 2005.

Note Payable

On September 10, 2004, in order to fund their capital contribution due to Tiens Yihai Co., Ltd. ("Tiens Yihai"), Tianshi International entered into a loan agreement with Tianyuan Capital Development Corp. Ltd. (i(degree)Tianyuan Capital") to borrow $10.65 million. Mr. Li Jinyuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semiannual installments of each US $1,065,000 on the last day of each June, December commencing on December 31, 2006 and ending June 30, 2011. The interest payment will be paid on the outstanding and unpaid principal amount of the loan at an annual interest rate of 5% on the last business day of each June and December commencing on December 31, 2004. The interest expense of $163,516 has been accrued on December 31,2004 on this note.

Rent expense

As of January 1, 2003, the Company had a verbal agreement with Tianshi Group, to lease a portion of its office building and manufacturing facilities. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $595,494 and $375,645 in the years 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, net cash provided by operating activities was $32,937,516, net cash used in investing activities was $3,713,214, and net cash used in financing activities was $2,697,234.

For the year ended December 31, 2003, net cash provided by operating activities was $5,561,449, net cash provided by investing activities was $8,291,361, and net cash used in financing activities was $1,430,741.

Net cash provided by operating activities increased by $27,376,067 to $32,731,213 for the year ended December 31, 2004, representing an increase of approximately 492.25% compared to $5,561,449 net cash provided by operating activities for the year 2003. The increase in cash flow from operating activities primarily reflects an increase in revenues for the year ended December 31, 2004. This increase was also due to better management of the collection of other receivables from our related parties during the year 2004.

Net cash used in investing activities was $3,713,234 for the year ended December 31, 2004. For the year ended December 31, 2003, the net cash provided by the investing activities was $8,291,361. The increase in the use of cash is due to the purchase of fixed assets, i.e. equipment and automobiles, for the Company's subsidiaries and no collections on loans receivables due from related parties.

Net cash used in financing activities increased by $1,266,493 to $2,697,234 for the year ended December 31, 2004, representing a 88.52% increase, compared to $1,430,741 net cash used in financing activities for the same period of 2003. The increase in cash used in financing activities was primarily due to the payments to short term notes payable and minority interest shareholders.

Going forward, our primary requirements for cash consist of: (1) the continued production of existing products and general overhead and personnel related expenses to support these activities; (2) continued promotion of networking sales activities pertaining to our attempt to increase related revenues; and (3) the development costs of new products; (4) construction and development of Tiens Yihai. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2005 fiscal year.

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


EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. This Company buys all raw materials in China and sells 50% of our products in China using Chinese Renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past several years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.


ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item may be found following the signature page of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period ended by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management. The Company is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. The

Company anticipates that the review and any changes required to implement to be in compliance with Section 404 will be completed on or prior to the year ended December 31, 2006. However at this time the Company makes no representation that the Company's systems of internal control comply with Section 404 of the Sarbanes Oxley Act.

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

Item 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and key employees of the Company as of December 31, 2004. With the exception of Mr. Jinyuan Li, who served on the Board since the reorganization in September 2003, all other directors served on the Board since January 2004.

NAME                        AGE        POSITION
-------------------         ---        -----------------------------------------
Jinyuan Li                  46         Chairman,  Chief Executive Officer,
                                       Presidentand Director

Wenjun Jiao                 40         Chief Financial Officer and Director

Yupeng Yan                  41         Executive Vice President and Director

Ping Bai                    34         Executive   Assistant  to  the  President
                                       and Director

Socorro M. Quintero         52         Director

Howard R. Balloch           53         Director

Gilbert D. Raker            61         Director


None of our directors and officers was selected pursuant to any agreement or understanding with any other person. There is no family relationship between any director or executive officer and any other director or executive officer.

Business Experience

Jinyuan Li

Mr. Li has served as the Chairman of the Board and a Director since September 2003. Mr. Li is also the President and founder of the Company. Mr. Li has 14 years of experience in the petroleum and plastics industries. He holds a number of leadership positions in government and social associations, including as commissioner of the Tianjin Political Consultative Conference; Standing Director of China Entrepreneur's National Council; Executive Commissioner of All-China Federation of Industry and Commerce; Vice President of Chinese Bioengineering Association; and Vice president of Chinese Healthcare Association. Mr. Li was elected as one of the Top Ten Most Outstanding Talents in the Great China Area; one of the Ten Most Popular Personages, by China Economic Forum Among the High-Ranking; Excellent Entrepreneur, by the Organization Committee of the

Second Chinese Entrepreneur Forum in 2003, and as the Most Creative Chinese Businessman of Asia in 2004. Mr. Li holds a MBA degree from Nankai University.

Wenjun Jiao

Mr. Jiao has served as the Chief Financial Officer of the Company since the reorganization in September 2003. Prior to the reorganization, Mr. Jiao served as the Chief Financial Officer of Tianjin Tianshi Biological Development Co. Ltd. ("Biological") from May 2001 through August 2003, and as Chief Accountant at Xincheng Accounting Firm from 2000 until 2001. Mr. Jiao holds a Doctorate Degree in Accounting from Tianjin University of Finance and Economics and a Master Degree of Business Administration from Oklahoma University. Mr. Jiao is a Certified Public Accountant in China.

Yupeng Yan

Mr. Yan has served as Executive Vice-President of the Company since the reorganization in September 2003. Prior to the reorganization, Mr. Yan served as Vice-President of Tianshi Group Co., Ltd. from March 1997 to May 2004. Since June 2004, Mr. Yan has also served as CEO of Tianshi Marketing Group. Mr. Yan currently holds a number of leadership positions including, CEO of Tianshi International Marketing Group, Vice-Dean of Tianshi Occupational Technique Institute, and Vice-Chairman of Tianshi Science and Technique Association. Mr. Yan was elected as one of the Chinese Ten Outstanding Professional Managers in 2004. Mr. Yan received an Executive Masters of Business Administration Degree from Nankai University in July 2004.

Ping Bai

Ms. Bai has served as the Executive Assistant to the President of the Company since the reorganization in September 2003. She held a similar position with Biological prior to the reorganization from May 2001. Ms. Bai served as the Regional Sales Manager for the North China Region in Sinar Mas Group from March 1998 until April 2001. Ms. Bai has rich experiences in international public relationship, management of modern enterprises and strategic management of human resources.

Socorro M. Quintero

Dr. Quintero serves as a director of the Company. Dr. Quintero is an Associate Professor of Finance at Oklahoma City University's Meinders School of Business ("OCU"). Prior to joining OCU in 1993, she served as Assistant Professor of Finance at the University of South Florida. Dr. Quintero has extensive work experience in various industrial engineering capacities and management levels while working for Atlantic Steel Company, Abbott Laboratories and Levi Strauss & Co. She received a Bachelor of Science in Physics degree from the University of the Philippines, a Master of Science in Industrial Engineering degree from the Georgia Institute of Technology, and a Doctorate degree in Finance from the University of Texas at Austin.

Gilbert D. Raker

Mr. Raker serves as a director of the Company, and has served as the President, Chief Executive Officer and Chairman of the Board of SEMX Corporation (NASDAQ:
SEMX) since 1988. SEMX Corporation manufactures materials and components used in the microelectronic circuitry, primarily for the automotive, consumer electronics, defense, medical and aerospace industries. Prior to 1988, Mr. Raker worked at two private equity investment firms and was employed as the Chief Financial Officer of two New York Stock Exchange listed companies and several private companies. Mr. Raker received his Bachelor of Science degree in Chemistry from Eastern University and his Master of Business Administration degree in Production Management from Syracuse University.

Howard R. Balloch

Mr. Balloch serves as a director of the Company, and has been the President and Chief Executive Officer of the Canada China Business Council since 2001. In addition, Mr. Balloch served as the "Canadian ambassador to the People's Republic of China from February of 1996 until July of 2001. Mr. Balloch currently serves on the board of directors of the following companies: Magic Lantern Group (AMEX: GML), Zi Corporation (NASDAQ: ZICA), Oztime Media, a wholly-owned subsidiary of Zi Corporation, Ivanhoe Energy (NASDAQ: IVAN), Maple Leaf Education Holding and Capital Club, Beijing. Mr. Balloch is the founder and President of The Balloch Group, an investment advisory and merchant banking firm located in Beijing, China. He currently serves as an Adjunct Professor of International Business at the University of British Columbia. Mr. Balloch received his Bachelor of Arts and Master of Arts degrees from McGill University.

Section 16(a)  Beneficial  Ownership  Reporting  Compliance

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act filed all such required reports during and with respect to the fiscal year ended December 31, 2004.

BOARD AND COMMITTEE MEETINGS

Our Board of Directors has responsibility for establishing the Company's corporate policies and overseeing the Company's overall performance, although it is not involved in day-to-day operating details. The Board meets regularly throughout the year, including at its annual organization meeting following the annual meeting of stockholders, to review significant developments affecting the Company and to act upon matters requiring Board approval. It also holds special meetings as required from time to time when important matters arise requiring Board action between scheduled meetings. Due to the change in control of the Company in 2003, the current members of the Board of Directors did not hold any meetings during 2003. The Board of Directors held three meetings during 2004. No director attended fewer than 75% of the meetings of the Board of Directors and the total number of meetings held by all committees of the Board on which he served.


The Board of Directors has determined that directors Socorro M. Quintero, Gilbert D Raker and Howard R. Balloch are all considered "independent" under
Section 121(A) of the listing standards of the American Stock Exchange ("AMEX") and the requirements of the Securities and Exchange Commission ("SEC"). The remaining four members of the Board of Directors do not satisfy these "independence" definitions. Accordingly, the Board of Directors is not comprised of a majority of independent directors as would be required under the AMEX listing standards. This is permissible under applicable AMEX listing standards because Mr. Jinyuan Li, our President and Chief Executive Officer, owns more than 50% of the voting power of our stock (specifically, 92.29% as of December 31, 2004). As a "controlled company" within the meaning of relevant AMEX listing standards (Rule 801(a)), we are not required to comply with certain provisions that would require us to have a majority of "independent" directors serving on our Board, or standing nominating and compensation committees, all of whose members must be "independent" under AMEX standards. In creating this exception, AMEX has recognized that majority shareholders, have the right to select directors and control certain key decisions, such as executive officer compensation, by virtue of their stock ownership rights. To summarize, because we are a controlled company, we are exempt from the requirements of the AMEX listing standards relating to having:

(1) a majority of independent directors on the Board; as noted, the Board of Directors had determined that only three of the Board's 7 directors are "independent" under applicable AMEX and SEC requirements; and

(2) a standing Board nominating committee composed entirely of "independent" directors. As we explain below, our entire Board performs this function; and

Although as a controlled company we are exempt from the requirements of having a standing compensation committee composed entirely of "independent" directors as defined by the AMEX listing standards, we formed a Compensation Committee in 2004, as discussed below.

The Board of Directors has an Audit Committee, a Compensation Committee and a Governance Committee. The Board of Directors does not have a Nominating
Committee. The entire Board of Directors assumes the duties that would be delegated to a Nominating Committee. The Company does not have a policy with regard to Board members' attendance at annual meetings of stockholders. Since September 9, 2003, when the Company consummated the Agreement and Plan of Reorganization and new directors were appointed to the Board, the Company has held an annual meeting of stockholders on November 17, 2004. All seven directors attended that annual meeting.

Nominating Committee

The Board of Directors does not have a standing Nominating Committee. The entire Board of Directors fulfills the role of a Nominating Committee. The Board of Directors does not have a charter governing its duties with respect to the nomination process. The Board of Directors has three members who are independent as defined in the American Stock Exchange listing standards currently in effect.

Audit Committee

The Audit Committee operates under a formal charter in accordance with all applicable laws. The charter has been approved and adopted by the Board of Directors and is reviewed and reassessed annually by the Audit Committee. The charter sets forth the responsibilities, authority and specific duties of the Audit Committee. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the Company's independent auditors and management.

The Board of Directors has established an audit committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934. The members of the Audit Committee are Ms. Socorro Maria Quintero, and Messrs. Howard R. Balloch and Mr. Gilbert D. Raker, each of whom are independent as defined under Section 121(A) of the American Stock Exchange listing standards currently in effect. None of the Audit Committee members is a current officer or employee of the Company or any of its affiliates.

The Board of Directors has determined that Ms. Socorro Maria Quintero, Chairman of the Audit committefe and Mr. Gilbert D. Raker each qualify as an "audit committee financial expert" under the Securities and Exchanges Commission's definition.

     Audit Committee Report

     The responsibilities of the Audit Committee of this newly listed Company are set forth in the Audit Committee Charter. The Audit Committee assists the Full Board in fulfilling its oversight responsibilities with respect to the integrity of financial statements and other financial information. Management prepares the financial statements and establishes the system of internal control.

     As part of its oversight responsibility, the Audit Committee reviewed and discussed the financial statements with Management and the Company's Independent Auditor, Moore Stephens Wurth Frazer and Torbet, including a discussion about the quality and appropriateness, not just acceptability, of accounting principles applied in the company's financial statement. The Independent Auditor has the responsibility for expressing an opinion on the conformity of the annual financial statements with US GAAP and disclosure requirements. The Audit Committee reviewed with the Independent Auditor their judgments as to the acceptability of the Company's financial statements with US GAAP and SEC disclosure requirements; and also other matters as are required to be discussed under US generally accepted accounting standards. The Audit Committee met with the Independent Auditor, including an executive session without Management present, to discuss the results of their audit, quality of financial reporting and audit experience with the Company.

     The Audit Committee discussed with the Moore Stephens Wurth Frazer and Torbet its independence from management and the Company. The Audit Committee received a letter and written disclosure, as required by Independence Standard Board Standard No.1, from Moore Stephens Wurth Frazer and Torbet confirming its independence from Management and the Company.

     An engagement letter was submitted to and approved by the Audit Committee outlining the scope and plan of the annual audit.

     Relying on the reviews and discussions noted above, the Audit Committee recommends to the Full Board that the financial statements be included in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2004 for filing with the US SEC. The Audit Committee also recommends Moore Stephens Wurth Frazer and Torbet as the Company's Independent Auditor for 2005.

The Audit Committee

     Socorro Maria Quintero, Chairman
     Howard R. Balloch
     Gilbert D. Raker

     March 2005

Compensation Committee

The Board of Directors formed a Compensation Committee in early 2004. The members of the Compensation Committee are Messrs. Gilbert D. Raker, Wenjun Jiao and Yupeng Yan, and Ms. Ping Bai. The Compensation Committee did not hold any meetings in 2004 and has not yet adopted a formal charter pursuant to which it shall be governed.

Governance Committee

The Board of Directors formed a Governance Committee in August 2004. The members of the Compensation Committee are Messrs. Howard R. Balloch and Yupeng Yan, and Ms. Ping Bai. The Governance Committee has constructed a Code of Ethics, by which the Company's officers and its senior executives are governed. The Governance Committee has not yet held any meetings since its establishment in 2004.

Code of Ethics

The Board of Directors has adopted a Code of Ethics to promote its commitment to the legal and ethical conduct of the Company's business. A copy of our Code of Ethics is filed as Exhibit 14 to this Form 10-KSB. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code of Ethics, which provides the foundation for compliance with all corporate policies and procedures, and best business practices. The policies and procedures address a wide array of professional conduct, including the establishment of sound employment policies, methods for avoiding and resolving conflicts of interest, safeguarding intellectual property, protecting confidential information, and a strict adherence to all laws and regulations applicable to the conduct of the Company's business. The Company intends to satisfy its obligations, imposed under the Sarbanes-Oxley Act, to disclose promptly on the Company's website amendments to, or waivers from, the Code of Ethics, if any.

ITEM 10. Executive Compensation.

The following table sets forth the compensation paid or accrued, for the fiscal years ended December 31, 2004, 2003 and 2002.for the Company's Chief Executive Officer. There are no other executive officers whose salary and bonus were in excess of $100,000.

------------------------------ ------- -----------------------------------------

                                                     Annual Compensation
                                                     -------------------
------------------------------ ------- ------------------------ ----------------

Name and                                                        Other Annual
Principal Position             Year    Salary                   Compensation
------------------             ----    ------                   ------------
------------------------------ ------- ------------------------ ----------------

Jinyuan Li                     2004    USD$145,455.00           -0-
Chief Executive Officer and    2003    USD$48,326.10(1)         -0-
President                      2002    N/A                      N/A

------------------------------ ------- ------------------------ ----------------

(1) On September 9, 2003, Mr. Li was appointed as CEO. The salary disclosed here represents the compensation paid to Mr. Li from September 9, 2003 through December 31, 2003.

Option Grants in Last Fiscal Year

None.

Aggregate Option Exercises In Last Fiscal Year

None.

Equity Compensation Plan Information

None.

Directors' Compensation

The Company pays its non-employee Directors USD$30,000 per year in connection with their activities on behalf of the Company, plus travel expenses in connection with the Board of Directors meetings.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

On July 31, 2004, the board of directors accepted the resignation of Mr. Percy Kong Kei Chin from the board of directors. Mr. Chin advised Tiens that his resignation was due to personal reasons. Mr. Chin submitted his resignation on July 15, 2004. Tiens is in the process of evaluating candidates for the purpose of filling the resulting vacancy in its board of directors. In addition, pursuant to an agreement with the Company, Mr. Chin's 665,000 shares of common stock of the Company owned by Mr. Chin were returned to the Company and were cancelled on September 14, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of December 31, 2004: each person or entity who is known by the Company to beneficially own five percent or more of the common stock; each director and executive officer of the Company; and all directors and executive officers of the Company as a group.


------------------------------------ ----------------------------- -------------

Name of Beneficial Owner             Number of Shares              Percent
------------------------------------ ----------------------------- -------------
Jinyuan Li                           65,835,000 (1)                92.29%
------------------------------------ ----------------------------- -------------
Wenjun Jiao                             665,000                    *
------------------------------------ ----------------------------- -------------
Yupeng Yan                              665,000                    *
------------------------------------ ----------------------------- -------------
Ping Bai                                665,000 (2)                *
------------------------------------ ----------------------------- -------------
Socorro Maria Quintero               0                             0
------------------------------------ ----------------------------- -------------
Howard R. Balloch                    0                             0
------------------------------------ ----------------------------- -------------
Gilbert D. Raker                     0                             0
------------------------------------ ----------------------------- -------------
All Directors and Executive          67,830,000                    95.09%
Officers as a Group
------------------------------------ ----------------------------- -------------

--------------------

*  Less than one percent

Unless otherwise indicated, the address for each named individual or group is c/o Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

     (1) Includes 2,633,400 shares owned by family members and 658,350 owned by Tian Jin Mei Jing International Love and Affection Foundation Limited, over which Mr. Li has sole voting and investment power.

     (2) Includes 6,650 shares owned by Tian Jin Mei Jing International Love and Affection Foundation Limited, over which Ms. Bai has sole voting and investment power.

Equity Compensation Table

None.

Item 12. Certain Relationships and Related Transactions.

The Company markets all of its products through various domestic and international business entities that are related to the Company's main operating subsidiary, Biological, through common ownership. Related party sales amounted to 100% of the Company's total consolidated sales. Internationally, Biological sells its product directly to its overseas affiliates. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Biological sells all of its products to Tianshi Engineering, which sells them through its 23 representative offices, and 9 other affiliated companies in China. Biological has a sales contract with Tianshi Engineering. According to this contract, Tianshi Engineering accepted the it would purchase all of Biological's products to be sold in China. All of Tianshi Engineering's domestic affiliated companies are owned in whole or in part by Mr. Li Jinyuan's immediate family members. Please see the table under the Section "Business Development Strategy-Marketing and Distribution" in Part I, Item 1, "Description of Business" for a list of the international affiliated companies owned by Mr. Li Jinyuan.

The following table is provided to facilitate your understanding of the relationships between related parties and us and their transactions with us during the fiscal year of 2004 and 2003.

--------------------------------------------------------------------------------
                                                     2004           2003
--------------------------------------------------------------------------------
Revenue ---related party                             $58,910,532    $38,392,208
--------------------------------------------------------------------------------
                                                     December 31,   December 31,
                                                     2004           2003
--------------------------------------------------------------------------------
Accounts receivable, trade - related party, net of
allowance for doubtful accounts of $30,442 and $0    $6,058,021     $8,533
as of December 31, 2004 and 2003, respectively
--------------------------------------------------------------------------------
Other receivables - related party                    $8,144,740     $26,831,339
--------------------------------------------------------------------------------
Accounts payable - related party                     $209,199       $758,570
--------------------------------------------------------------------------------
Other payable - related party                        $945,274       $1,312,288
--------------------------------------------------------------------------------


Related party sales amounted to $58,910,532 and $38,392,208 for the year ending December 31, 2004 and 2003, which represent 100% of total Company sales for the periods then ended. Related party accounts receivable amounted to $6,058,021 and $8,533 as of December 31, 2004 and 2003, respectively, net of an allowance for doubtful accounts of $ 30,442 and $0, respectively.

Other Receivables
-----------------

The Company is owed additional amounts classified as other receivables from related parties totaling $8,144,740 and $26,831,339 as of December 31, 2004 and 2003, respectively. These receivables are generated from the Company making various cash advances and short-term loans and the allocation of administrative and operating costs and various non-operational transactions incurred with related parties.

On March 26, 2004, Biological entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. ("Juchao") to convert various receivable amounts into a note receivable in the amount of RMB200, 000,000 or approximately USD $24,200,000. The note was to be paid off in four quarterly installments of RMB50, 000,000 beginning March 31, 2004 and ending December 31, 2004. Interest was charged beginning January 1, 2004 at an annual interest rate of 6.048%. The receivable is secured by the personal guarantee of LI Jinyuan, President and major stockholder of Tiens, and the pledge of 20% of his stock ownership in Tiens or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and cannot be traded until September 10, 2004. The note was paid off during the year ended December 31, 2004 and interest income of $914,760 was paid on this note.

Accounts Payable
----------------

Accounts payable due to related parties amounted to $209,199 and $758,570 at December 31, 2004 and 2003, respectively. These amounts were generated from the related parties paying expenses on behalf of the Company.

Other Payables
--------------

The Company has amounts classified as other payables due to related parties which amounted to $945,274 and $1,312,288 as of December 31, 2004 and 2003, respectively. These amounts arose from cash advances from related parties, management fees due to related parties and various non-operational transactions

On March 25, 2205 Tianshi International entered into a loan agreement with a company owned by Mr. Li, Jinyuan, pursuant to which Tianshi International borrowed $300,000. The loan is non-interest bearing and is due on June 25, 2005.

incurred with related parties.

Loan Agreement
--------------

On April 20, 2004, our wholly-owned subsidiary, Tianshi International, consummated a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceutical. Pursuant to the terms of the contract, the parties agreed to establish Tiens Yihai, a Chinese-Foreign Equity Joint Venture. On September 15, 2004, the Board of Directors of Tianshi International ratified, confirmed and approved in all respects, Tianshi International's authority to enter into the Joint Venture Project. Tiens Yihai, located in Shanghai, PRC, is in the business of research and development, production and marketing of nutrition supplement products, home care and personal care products. Mr. Jinyuan Li who is the Chief

Executive Officer, President and one of the Board Directors, is the majority shareholder of Tianshi Pharmaceutical.

On September 10, 2004, Tianshi International, entered into a term loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan"), pursuant to which Tianyuan agreed to loan USD$10.65 million in the aggregate to Tianshi International, at an interest rate of 5% per year. Tianshi International shall pay the principal of the loan in ten consecutive semiannual installments of USD$1,065,000 on the last day of each June and December commencing December 31, 2006 and ending June 30, 2011. The loan proceeds were advanced to Tianshi International to establish and invest in Tiens Yihai Co., Ltd., the joint venture with Tianshi Pharmaceutical. Mr. Jinyuan Li, a director of the Company, is a director of Tianyuan.

Rent expense

As of January 1, 2003, the Company has a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company has agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense under this agreement amounted to $595,494 and $375,645 in 2004 and 2003.

ITEM 13. EXHIBITS AND REPORTS

Exhibits

-------------- -----------------------------------------------------------------

Exhibit No.    Description
-------------- -----------------------------------------------------------------

2.1* Agreement and Plan of Reorganization, as amended, dated as of August 22, 2003, by and among Strategika, Tianshi International and the Stockholders of Tianshi International
-------------- -----------------------------------------------------------------

3.1            Certificate of Incorporation of MIA Acquisition Corp. (1)
-------------- -----------------------------------------------------------------

3.2            By-laws of MIA Acquisition Corp (1)
-------------- -----------------------------------------------------------------

3.3 Certificate of Amendment to Certificate of Incorporation of MIA Acquisition Corp. changing the company's name to Strategika (1)
-------------- -----------------------------------------------------------------

4.1            Specimen Stock Certificate (1)
-------------- -----------------------------------------------------------------

10.1 Stock Purchase Agreement, dated February 11, 2002, by and between Rene Larrave and MIA Acquisition Corp. (1)
-------------- -----------------------------------------------------------------

-------------- -----------------------------------------------------------------
14*            Code of Ethics
-------------- -----------------------------------------------------------------

23.1* Consent of Independent Accountants, Moore Stephens Wurth Frazer and Torbet, LLP

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

31.2* Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

32.0* Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

*  Filed herewith

(1) Filed as an exhibit to the Registrant's Form 10SB filed with the Securities and Exchange Commission on March 7, 2002.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Total annual audit fees billed for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during the 2003 and 2004 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $150,000 and $215,000, respectively.

AUDIT RELATED FEES
------------------

Other than the fees described under the caption "Audit Fees" above, Moore Stephens Wurth Frazer and Torbet, LLP did not bill any fees for services rendered to us during the fiscal years ended December 31, 2003 and 2004 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

The total fees billed during the 2003 and 2004 for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for tax compliance services were $10,000 and $10,000, respectively. Specifically, these services involved preparation of the consolidated tax returns.

ALL OTHER  FEES
---------------

No other fees were billed by Moore Stephens Wurth Frazer and Torbet LLC for the years ended December 31, 2003. In 2004, Moore Stephens Wurth Frazer and Torbet LLC billed $5,500 for providing professional advice on the Company's compliance with Section 404 of the Sarbanes Oxley Act and performing research and preparing memo regarding FASB FIN 46R.

PRE-APPROVAL OF SERVICES
------------------------

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent auditors. For audit services, each year the independent auditor will provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent auditor will also submit an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

                         TIENS BIOTECH GROUP (USA), INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Income and Other Comprehensive
         Income (Loss)                                                       F-3

Consolidated Statements of Shareholders' Equity                              F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

Report of Independent Registered Public Accounting Firm

The Board of Directors
Tiens Biotech Group (USA), Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tiens Biotech Group (USA), Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and other comprehensive income
(loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiens Biotech Group
(USA), Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Moore Stephens Wurth Frazer and Torbet, LLP


February 26, 2005

Walnut, California


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

                                     ASSETS
                                     ------

                                                                 2004            2003
                                                             ------------    ------------
CURRENT ASSETS:
    Cash                                                     $ 39,243,872    $ 12,725,043
    Accounts receivable, trade - related parties, net of
       allowance for doubtful accounts of $30,442 and $0
       as of December 31, 2004 and 2003, respectively           6,058,021           8,533
    Other receivables                                             529,036         139,820
    Other receivables - related parties                         8,144,740      26,831,339
    Inventories                                                 4,567,418       4,004,216
                                                             ------------    ------------
       Total current assets                                    58,543,087      43,708,951
                                                             ------------    ------------

PLANT AND EQUIPMENT, net                                       20,200,806      11,156,268
                                                             ------------    ------------

OTHER ASSETS:
    Intangible assets, net                                        469,765         363,330
    Employee advances                                              75,212         821,536
    Deposits                                                    4,230,063       1,051,557
                                                             ------------    ------------
       Total other assets                                       4,775,040       2,236,423
                                                             ------------    ------------

          Total assets                                       $ 83,518,933    $ 57,101,642
                                                             ============    ============

                      LIABILITIES AND SHARE HOLDERS' EQUITY
                      -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                         $  1,791,019    $  2,531,829
    Accounts payable - related party                              209,199         758,570
    Advances from customers - related parties                     673,349       5,141,661
    Wages and benefits payable                                    165,370          25,447
    Other taxes payable                                           623,113         206,723
    Other payables                                                263,469          27,251
    Other payables - related parties                              945,274       1,312,288
    Short term notes payable                                         --         5,324,000
    Current portion of long term debt                             155,442         259,364
                                                             ------------    ------------
       Total current liabilities                                4,826,235      15,587,133

LONG TERM DEBT, net of current portion                         10,657,742         155,591
                                                             ------------    ------------

       Total liabilities                                       15,483,977      15,742,724
                                                             ------------    ------------

MINORITY INTEREST                                               7,512,057       8,272,726
                                                             ------------    ------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000
       shares authorized, 71,333,586 and 71,998,586
       shares issued and outstanding, respectively                  6,851           6,851
    Paid-in-capital                                             8,906,492       8,906,492
    Statutory reserves                                          9,420,783       3,730,137
    Retained earnings                                          42,200,940      20,453,290
    Stock receivable                                                 --            (6,650)
    Accumulated other comprehensive income (loss)                 (12,167)         (3,928)
                                                             ------------    ------------
       Total shareholders' equity                              60,522,899      33,086,192
                                                             ------------    ------------
          Total liabilities and shareholders' equity         $ 83,518,933    $ 57,101,642
                                                             ============    ============


The accompanying notes are an integral part of this statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                       2004            2003
                                                   ------------    ------------
REVENUE - RELATED PARTIES                          $ 58,910,532    $ 38,392,208

COST OF SALES                                        17,483,739      12,725,161
                                                   ------------    ------------

GROSS PROFIT                                         41,426,793      25,667,047

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES         7,363,248       3,171,338
                                                   ------------    ------------

INCOME FROM OPERATIONS                               34,063,545      22,495,709

OTHER INCOME (EXPENSE), net of other expense            388,266      (1,178,389)
                                                   ------------    ------------

INCOME BEFORE MINORITY INTEREST                      34,451,811      21,317,320

MINORITY INTEREST                                     7,013,515       4,263,498
                                                   ------------    ------------

NET INCOME                                           27,438,296      17,053,822

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment              (8,239)           --
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $ 27,430,057    $ 17,053,822
                                                   ============    ============

EARNINGS PER SHARE, BASIC AND DILUTED              $       0.38    $       0.38
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                    71,801,819      44,730,609
                                                   ============    ============


The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                     Number           Common          Paid-in         Statutory
                                                   of shares          stock           capital         reserves
                                                 -------------    -------------    -------------    -------------
BALANCE, January 1, 2003                             5,000,508    $           1    $   8,906,492    $     399,173
  Tianshi stock issued to Tianshi shareholders            --              6,850             --               --
  6.5 for one shares forward split                  27,503,078             --               --               --
  Issuance of common stock to Tianshi
       shareholders due to reorganization           68,495,000             --               --               --
  Cancellation of common stock held by
       Rene Larrave                                (29,000,000)            --               --               --
  Net income                                              --               --               --               --
  Adjustment to statutory reserve                         --               --               --          3,330,964
                                                 -------------    -------------    -------------    -------------
BALANCE, December 31, 2003                          71,998,586            6,851        8,906,492        3,730,137
  Cancellation of common stock                        (665,000)            --               --               --
  Receipt of stock receivable                             --               --               --               --
  Net Income                                              --               --               --               --
  Foreign currency translation loss                       --               --               --               --
  Adjustment to statutory reserve                         --               --               --          5,690,646
                                                 -------------    -------------    -------------    -------------
BALANCE, December 31, 2004                          71,333,586    $       6,851    $   8,906,492    $   9,420,783
                                                 =============    =============    =============    =============


                                                                                    Accumulated
                                                                                       other
                                                    Retained          Stock        comprehensive
                                                    earnings        receivable     income (loss)       Totals
                                                 -------------    -------------    -------------    -------------
BALANCE, January 1, 2003                         $   6,730,432    $        --      $      (3,928)   $  16,032,170
  Tianshi stock issued to Tianshi shareholders            --             (6,650)            --                200
  6.5 for one shares forward split                        --               --               --               --
  Issuance of common stock to Tianshi
       shareholders due to reorganization                 --               --               --               --
  Cancellation of common stock held by
       Rene Larrave                                       --               --               --               --
  Net income                                        17,053,822             --               --         17,053,822
  Adjustment to statutory reserve                   (3,330,964)            --               --               --
                                                 -------------    -------------    -------------    -------------
BALANCE, December 31, 2003                          20,453,290           (6,650)          (3,928)      33,086,192
  Cancellation of common stock                            --               --               --               --
  Receipt of stock receivable                             --              6,650             --              6,650
  Net Income                                        27,438,296             --               --         27,438,296
  Foreign currency translation loss                       --               --             (8,239)          (8,239)
  Adjustment to statutory reserve                   (5,690,646)            --               --               --
                                                 -------------    -------------    -------------    -------------
BALANCE, December 31, 2004                       $  42,200,940    $        --      $     (12,167)   $  60,522,899
                                                 =============    =============    =============    =============





The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                      2004            2003
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 27,438,296    $ 17,053,822
    Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
         Minority interest                                           7,013,515       4,263,498
         Depreciation                                                1,303,433         991,138
         Amortization                                                   51,718          47,764
         (Gain) loss on sale of assets                                 124,536         (18,587)
       (Increase) decrease in assets:
         Accounts receivable - related parties                      (6,049,488)      2,554,124
         Other receivables                                            (389,216)        188,671
         Other receivables - related parties                        11,773,082     (26,831,339)
         Inventories                                                  (563,202)         43,457
         Employee advances                                             746,324        (267,504)
         Deposits                                                   (3,178,506)        882,879
       Increase (decrease) in liabilities:
         Accounts payable                                             (740,810)        569,761
         Accounts payable - related party                             (549,371)         (4,124)
         Advances from customers                                    (4,468,312)      5,081,222
         Wages and benefits payable                                    139,923        (140,489)
         Other taxes payable                                           416,390          (4,065)
         Other payables                                                236,218      (1,103,318)
         Other payables - related parties                             (367,014)      2,254,539
                                                                  ------------    ------------
           Net cash provided by (used in) operating activities      32,937,516       5,561,449
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in loans receivable - related party                          --        10,899,102
    Increase in intangible assets                                     (158,153)           --
    Proceeds from sales of plant and equipment                         713,036          66,549
    Purchase of equipment and automobiles                           (4,268,097)     (2,674,290)
                                                                  ------------    ------------
           Net cash provided by (used in) investing activities      (3,713,214)      8,291,361
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments, net of borrowings on short term notes payable         (5,324,000)     (1,136,190)
    Payments on long term debt                                        (259,513)       (294,751)
    Payments to minority interest shareholder                       (7,778,113)              0
    Proceeds from long term debt                                    10,657,742               0
    Proceeds of stock receivable                                         6,650             200
                                                                  ------------    ------------
           Net cash provided by (used in)  financing activities     (2,697,234)     (1,430,741)
                                                                  ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (8,239)           --
                                                                  ------------    ------------

INCREASE IN CASH                                                    26,518,829      12,422,069

CASH, beginning of year                                             12,725,043         302,974
                                                                  ------------    ------------

CASH, end of year                                                 $ 39,243,872    $ 12,725,043
                                                                  ============    ============


The accompanying notes are an integral part of this statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Background

Background
----------

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens "), formerly known as Strategika, Inc. ("Strategika"), was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., and subsequently to Strategika in February 2002.

In August 2003, Strategika and Tianshi International, LI Jinyuan, JIAO Wenjun and YAN Yupeng, all Chinese Nationals who were stockholders of Tianshi International (the "Tianshi Stockholders") entered an Agreement and Plan of Reorganization (the "Agreement"), which was effective September 9, 2003 (the "Effective Date"). Pursuant to the Agreement, Strategika received from the Tianshi Stockholders all of the issued and outstanding common stock of Tianshi International, in exchange for the issuance by Strategika of 68,495,000 shares of its common stock to the Tianshi Stockholders, representing 95% of the issued and outstanding common stock of Strategika, giving effect to the issuance. As additional consideration, Rene Larrave, the sole officer and director of Strategika prior to the reorganization, contributed all of his Strategika common stock to Strategika without additional consideration.

Tianshi International was incorporated on March 24, 2003, in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International acquired 80% of Tianjin Tianshi Biological Development Co., Ltd ("Biological"). Biological is a Chinese-foreign equity joint venture company established under the laws of the PRC on March 27, 1997. Biological is subject to the Law on Sino Foreign Equity Joint Ventures ("Joint Venture Law"), its implementation regulations and other related rules and regulations ("Joint Venture Regulations"). Biological is an independent legal entity having the legal structure of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Biological provides for a 50 year term with registered capital of $10,000,000. As an approved Chinese-foreign equity joint venture, Biological receives special income tax incentive treatment from both the local (Wuqing County) and central governments in China. The original partners in this joint venture were Tianshi Hong Kong International Development Co., Ltd. ("Tianshi Hong Kong") incorporated in Hong Kong which owned 80% of the joint venture, and Tianshi Engineering, which owned the remaining 20% of Biological. Tianshi Hong Kong is owned 100% by LI Jinyuan. Tianshi Engineering is 49% owned by Ms. Li Baolan and 51% by Tianshi Group. In June 2003, Tianshi Engineering transferred its 20% interest in
Biological for no consideration to Tianshi Pharmaceuticals and Tianshi International acquired 80% of Biological from Tianshi Hong Kong for no consideration. This transfer was made for no consideration, since LI Jinyuan is president and sole shareholder of both companies.






See report of independent registered public accounting firm.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Background (continued)

As result of the above transactions, Tianshi International is now a wholly owned subsidiary of the Company and Biological remained as an 80% owned subsidiary of Tianshi International. The following diagram is an organization and equity ownership chart of the Company and its affiliates:


                                [GRAPHIC OMITTED]


The graphic omitted shows the organizational chart of Tiens USA, including the percentage ownership. The following describes the chart:

Tiens USA is owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Mr. Li Jinyuan . Tiens USA owns 100% of Tianshi International. Tianshi
Inernational owns 80% of Biological and 99.4% of Tiens Yihai.

Tianshi  Group is owned 90% by Mr. Li Jinyuan  and 10% by his  daughter,  Ms. Li
Baolan. Tianshi Group owns 87.66% of Tianshi  Pharmaceuticals and 51% of Tianshi
Engineering.  Tianshi  Pharmaceuticals  owns 20% of Biological and 0.6% of Tiens
Yihai.

Ms.  Li  Baolan   owns  49%  of  Tianshi   Engineering   and  7.29%  of  Tianshi
Pharmaceuticals.

Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.


Note 2 - Summary of significant accounting policies

The reporting entity
--------------------

The financial statements in the Strategika filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:

                                                                             Percentage
                         Subsidiary                                         Of Ownership
-------------------------------------------------------------------------   ------------
Tianshi International Holdings Group, Ltd          British Virgin Islands         100.0%
Tianjin Tianshi Biological Development Co., Ltd    P.R.C.                          80.0%
Tiens Yihai Co. Ltd.                               P.R.C.                          99.4%







Tianshi International is a corporation organized under the laws of the British Virgin Islands. Tianshi International is a holding company for Tiens 80% investment in Biological and its 99.4% investment in Tiens Yihai Co., Ltd. ("Tiens Yihai").


See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued)

The reporting entity (continued)
--------------------------------

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

Nature of operations
--------------------

The Company through its subsidiaries is primarily engaged in the manufacturing and marketing of wellness products, nutrition supplement products and personal care products. The Company sells its products to a sales force of related distributors who in turn sell to independent distributors and managers who resell them to other distributors or public consumers. The Company markets its products in China, South Korea, Japan, India, Thailand, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Belarus, Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia.

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

See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued)

Revenue recognition (continued)
-------------------------------

In 2004 and 2003, Tianshi Engineering, a related company, owned all of the related party distributors which sell the Company's products domestically in China.

Foreign currency translation
----------------------------

The reporting currency of the Company is the US dollar. Biological's and Tiens Yihai' s financial records are maintained and the statutory financial statements are stated in their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(8,238) and $(3,928) December 31, 2004 and December 31, 2003, respectively.

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

See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued)

Income taxes (continued)
------------------------

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

Biological is located in a Special Economic Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 10% reduced tax rate for the next three years.

Prior to the year ended December 31, 2002, Biological suffered operating losses. Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes will expire for Biological and it will become subject to income tax at a reduced rate of 10%.

Tiens Yihai is located in a Special Industry Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 15% reduced tax rate for the next three years. In addition, to encourage Tiens Yihai doing business in the special industry zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break.

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of December 31, 2004, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $1,303,433 and $991,138, respectively.

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




See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies (continued)

Plant and equipment, net (continued)

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use. The capitalization of interest associated with the cost in construction in progress is discussed in note 2, Capitalized interest.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at December 31:

                                                           2004          2003
                                                       -----------   -----------
Buildings and improvements                             $ 7,962,799   $ 1,453,913
Office facilities                                          162,522       461,526
Computer equipment and software                            782,846       763,661
Equipment                                                6,514,151     6,126,161
Vehicles                                                 2,771,364     1,455,991
Construction in progress                                 6,023,223     4,455,309
                                                       -----------   -----------
              Total                                     24,216,905    14,716,561
Less accumulated depreciation                            4,016,099     3,560,293
                                                       -----------   -----------
              Total                                    $20,200,806   $11,156,268
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

See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued)

Recently issued accounting pronouncements
-----------------------------------------

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company's adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)
-----------------------------------------------------

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2004 and 2003 amounted to $39,826,675 and $12,725,043, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable - related parties
-------------------------------------

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

The allowance for doubtful accounts as at December 31, 2004 and 2003 amounted to $30,442 and none, respectively.

Other receivables
-----------------

Other receivables consist of various cash advances to the Company's independent sales representatives, unrelated companies and individuals that have business relationships with the Company. These amounts are unsecured, non-interest bearing and generally short term.

Inventories

Inventories are stated at the lower of cost or market using the first-in first-out basis and consist of the following at December 31:

                                                            2004         2003
                                                         ----------   ----------
Raw material                                             $2,246,493   $1,673,405
Work-in-progress                                            284,458      342,252
Finished goods                                            2,036,467    1,988,559
                                                         ----------   ----------
      Total                                              $4,567,418   $4,004,216
                                                         ==========   ==========


See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued)

Inventories (continued)
-----------------------

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2004 and 2003, the Company has determined that no reserves are necessary at year end.

Intangible assets
-----------------

All land in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. The Company acquired two land use rights for fifty years from The PRC on December 1, 1999 and October 4, 2004 for $645,818 in total. The costs of the rights are being amortized over ten years, using the straight-line method.

At December 31, 2004 and 2003, accumulated amortization amounted to $176,053 and $124,335, respectively, and amortization expense for the years ended December 31, 2004 and 2003 amounted to $51,718 and $47,764, respectively.

Deposits
--------

The Company has deposited $3.59 million with a local government agency to acquire the land use right for land in Shanghai in connection with its joint venture project described in note 13. The land use right is for a term of 50 years and as of December 31, 2004, the Company has not legally acquired the right from the government. The deposit is non refundable.

Capitalized interest
--------------------

The Company has capitalized a portion of its interest costs as a component of building construction costs. Total interest expense for the years December 31, 2004 and 2003 net of capitalized interest amounted to $320,565 and $464,916, respectively. Total interest expense capitalized as part of the construction costs for the years ended December 31, 2004 and 2003 amounted to $16,029 and $34,459, respectively.

Fair value of financial instruments
-----------------------------------

The Company's financial instruments consist primarily of cash, trade and notes receivable, trade payables, advances, other receivables, and debt instruments. The carrying values of these financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Earnings per share
------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the years ended December 31, 2004 and 2003.

See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued)

Earnings per share (continued)
------------------------------

The weighted average number of shares used calculate EPS reflect the 6.5 to 1 share split retroactively starting January 1, 2002.

The weighted average number of shares used to calculate EPS for the year ended December 31, 2004 (71,801,819) and 2003 (44,730,609) reflect only the shares outstanding for those periods.

On July 31, 2004, the board of directors of the Company accepted the resignation of one of the members of the Board. The resigning director's 665,000 shares of common stock of the Company were returned to the Company and cancelled on September 14, 2004.

Note 3 - Short term notes payable

Short term notes payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term notes payable at December 31, consisted of the following:

                                                            2004         2003
                                                         ----------   ----------
Loan  rom Industrial Commerical Bank, due July 17, 2004
  and August 5, 2002, respectively. Monthly interest
  payment only at 6.372% per annum, secured by
  properties and guaranteed by Tianshi Group             $     --     $2,057,000


Loan from Country Credit Union, due on various dates
  Monthly interest only payments at 7.965%
  per annum, secured by properties                             --      3,267,000
                                                         ----------   ----------
                     Totals                              $     --     $5,324,000
                                                         ==========   ==========



Note 4 - Long term debt

Note payable - related party
----------------------------

On September 10, 2004, Tianshi International signed a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million to fund Tianshi International's contribution due to Tiens Yihai. Mr. Li Jin Yuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semiannual installments of US $1,065,000 commencing December 31, 2006. The first interest payment will be paid on December 31, 2004 at an annual interest rate of 5%. Interest expense of $163,516 has been accrued at December 31, 2004 on this note.


See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Long term debt (continued)

Notes payable (continued)
-------------------------

                                                          2004          2003
                                                       -----------   -----------
Note payable due to Tianyuan Capital Development
   Corp. Ltd., related party                           $10,657,742   $      --
Loan from Agricultural Bank of China, due on various
   dates in 2005. Monthly interest and principal
   payment at 6.588% per annum, secured by
   properties                                              155,442       414,955
                                                       -----------   -----------
           Total                                        10,813,184       414,955
Less current portion of long term debt                     155,442       259,364
                                                       -----------   -----------
           Total                                       $10,657,742   $   155,591
                                                       ===========   ===========


Total principal payments for the next five years on all long-term debt are as follows:

        Year
       Ending
    December 31,                     Amount
---------------------            -------------
        2005                     $    155,442
        2006                        1,065,000
        2007                        2,130,000
        2008                        2,130,000
        2009                        2,130,000
     Thereafter                     3,202,742



Total interest expense for the years ended December 31, 2004 and 2003 amounted to $336,594 and $464,916, respectively.

Note 5 - Supplemental disclosure of cash flow information

No income taxes were paid for the years ended December 31, 2004 and 2003, respectively. Interest paid amounted to $173,078 and $464,916 for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the Company sold equipment for a total sale price of $709,107 and received cash of $65,129 and a non-interest bearing receivable of $643,978 which is disclosed as related party transaction under other receivable in Note 7. The sale resulted in a loss of $124,536.


See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Supplemental disclosure of cash flow information (continued)

During the year ended December 31, 2004, the Company purchased various fixed assets from a related party by canceling $6,913,517 of other receivables. During the year ended December 31, 2003, the Company sold various fixed assets with net book value of $3,238,210 to a related party (through a cancellation of) $3,238,210 of other payables. The sale resulted in a gain of $1,791.

Note 6 - Accounts receivable and credit risk

The Company's business operations are conducted domestically in the PRC and internationally. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each year-end.

Note 7 - Related party transactions

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

Tianshi Hong Kong International Development Co., Limited - Hong Kong Company owned 100% by Li Jinyuan

Tianjin Tianshi  Biological  Engineering Co., LTD - Chinese company owned 49% by
        Li Baolan and 51% by Tianjing Tianshi Group Co., Ltd.

Tianjin Tianshi Pharmaceuticals Co., LTD - a Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - owned 90% by Li Jinyuan and 10% by Li Baolan

Sales
-----

The Company sells products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. The related party distributors are solely responsible for all marketing and payments of sales commissions to independent distributors.

See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Related party transactions (continued)

Sales (continued)

Related party sales amounted to $58,910,532 and $38,392,208 for the years ending December 31, 2004 and 2003, which represent 100% of total sales for the year ended December 31, 2004 and 2003, respectively. Related party accounts receivable from these sales amounted to $6,058,021 and $8,533 at December 31, 2004 and 2003, respectively, net of allowances for doubtful accounts of $30,442 and $0, respectively.

Other receivables

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development Co., Ltd., is owed additional amounts classified as other receivables from various related parties totaling $8,144,740 and $26,831,339 as of December 31, 2004 and 2003, respectively. Detail of other receivables-related parties are as follows:


                                                           2004          2003
                                                       -----------   -----------
Tianjin Juchao Commercial and Trading Co., Ltd         $   311,160   $26,831,339
Tianjin Tianshi Biological Engineering Co., LTD          1,710,446          --
Tianjin Tianshi Pharmaceuticals Co., LTD                 2,590,630          --
Tianjin Tianshi Group Co., Ltd                           3,532,504          --
                                                       -----------   -----------
            Total                                      $ 8,144,740   $26,831,339
                                                       ===========   ===========


These receivables are generated by the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

On March 26, 2004, Biological had entered into an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. ("Juchao") to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD$24,200,000. The note was paid in four quarterly installments of RMB50,000,000 beginning March 31, 2004. Interest in the amount of $914,760 was charged beginning January 1, 2004 at an annual rate of 6.048%.

The receivable was secured by the personal guarantee of Li Jinyuan, President and major shareholder of Tiens, and the pledge of 20% of his stock ownership in Tiens or 13,167,000 shares. These shares are restricted stock (as defined in Rule 144 of the Securities Act of 1933, as amended) and can not be traded until September 10, 2004.

Accounts payable
----------------

Accounts payable due to related parties amounted to $209,199 and $758,570 at December 31, 2004 and 2003, respectively. These amounts were generated from the related parties' paying expenses on behalf of the Company.



See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Related party transactions (continued)

Other payables
--------------

The Company also has amounts classified as other payables due to related parties which amounted to $945,274 and $1,312,288 as of December 31, 2004 and 2003, respectively. These amounts arose from cash advances from related parties, management fees due to related parties, and various non-operational transactions incurred with related parties.

Rent expense
------------

As of January 1, 2003, the Company had a verbal agreement with Tianshi Group, which is a related party through ownership, to lease a portion of its office building and manufacturing facilities. The Company had agreed to pay for certain expenses of the Tianshi Group in lieu of a lease payment. On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense under this agreement amounted to $595,494 and $375,645 in 2004 and 2003, respectively.

Note 8 - Employee advances

Employee advances represent cash advances to various employees of the Company. In the People's Republic of China, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $75,212 and $821,536 at December 31, 2004 and 2003, respectively.

Note 9 - Deposits - non current

The Company as of December 31, 2004 and 2003 had outstanding deposits of $4,436,366 and $1,051,557, respectively. These amounts represent deposits with vendors for purchases of equipment and construction in progress.

Note 10 - Retirement plan

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

Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $89,593 and $68,717 for the years ended December 31, 2004 and 2003, respectively.


See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10 - Retirement plan (continued)

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $9,677 and $5,420 for the years ended December 31, 2004 and 2003 respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability.

On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the new medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $42,849 and $28,488 for the years ended December 31, 2004 and 2003, respectively.

Note 11- Distribution of income, statutory reserves and restricted retained earnings

The laws and regulations of the People's Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund, the common welfare fund, and the enterprise fund.

Statutory reserve fund
----------------------

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders.For the year ended December 31, 2004, the Company transferred $2,845,324, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund
-------------------

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the year ended December 31, 2004, the directors authorized, subject to shareholders' approval, the transfer of $1,422,661, which amounted to 5% of current year's net income, to the statutory reserve fund.


See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Distribution of income, statutory reserves and restricted retained earnings (continued)


Enterprise fund
---------------

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required. For the year ended December 31, 2004, the board of directors authorized, subject to shareholders' approval, the transfer of $1,422,661, which amounted to 5% of current year's net income, to the enterprise fund.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 12 - Minority interest distributions

Minority  interest  represents  the  outside   shareholders'  20%  ownership  of
Biological and 0.6% ownership of Tiens Yihai. The board of directors of Biological has authorized the following distributions to their shareholders in direct proportion to their ownership percentages.


                                   TIANSHI          MINORITY
           Date                 INTERNATIONAL      SHAREHOLDER          Totals
                                ------------      ------------      ------------

March 22, 2004             RMB    82,430,670  RMB   20,607,668  RMB  103,038,338
June 30, 2004                     80,525,905        20,131,476       100,657,381
December 31, 2004                100,000,000        25,000,000       125,000,000
                                ------------      ------------      ------------

Total                      RMB   262,956,575  RMB   65,739,144  RMB  328,695,719
                                ============      ============      ============

Total                       US  $ 31,817,746  US  $  7,954,436   US $ 39,772,182
                                ============      ============      ============


The amounts paid to Tianshi International have been used to invest in its new Shanghai investment described in note 13. As of December 31, 2004, the minority shareholder of Biological has been fully paid.

Note 13 - Investment in Tiens Yihai Co. Ltd.

On April 20, 2004, Tianshi International entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai. On September 15, 2004, the board of directors of Tianshi International ratified the Joint Venture Project. Tiens Yihai is located in Shanghai, P.R.C., and is in the business of research and development, production and marketing of healthcare, home care and personal care products.


See report of independent registered public accounting firm.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Investment in Tiens Yihai Co. Ltd. (continued)

In the footnotes of the Company's financial statements for the quarter ended June 30, 2004, we described this investment as Tiens Ocean Going Co., Ltd. Due to the translation from Chinese to English, the Company has officially confirmed that the English name is Tiens Yihai Co., Ltd.

The total amount to be invested in Tiens Yihai will amount to $400 million, of which $200 million will be registered capital. Tianshi International will contribute $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals will contribute $1.2 million representing 0.6% of the registered capital of Tiens Yihai. Tianshi International will secure additional financing for the remaining $200 million.

A total of 15% or approximately $30,000,000, of the registered capital is required to be contributed by the joint venture partners, within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner within three years of the issuance of the business license or May 27, 2004. As of December 31, 2004, Tianshi International has made its required capital contribution in the amount of US $29,861,853.






See report of independent registered public accounting firm.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 31, 2005                       TIENS BIOTECH GROUP (USA), Inc.

                                      By: /s/ Jinyuan Li
                                         ---------------------------------------
                                         Name:  Jinyuan Li
                                         Executive Officer and
                                         President (Principal Executive Officer)

                                      By: /s/ Wenjun Jiao
                                         ---------------------------------------
                                         Name: Wenjun Jiao
                                         Title:  Chief Financial Officer
                                         (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                            Title                         Date

/s/ Jinyuan Li             Chief Executive Officer, President     March 31, 2005
-----------------------    and  Director (Principal Executive
Jinyuan Li                 Officer)

/s/ Wenjun Jiao            Chief Financial Officer and            March 31, 2005
-------------------------  Director (Principal Accounting
Wenjun Jiao                Officer)

/s/ Yupeng Yan             Executive Vice President               March 31, 2005
-------------------------  and Director
Yupeng Yan

/s/ Ping Bai               Executive Assistant to the             March 31, 2005
-------------------------  President and Director
Ping Bai

/s/ Socorro M. Quintero    Director                               March 31, 2005
-------------------------
Socorro M. Quintero

/s/ Howard R. Balloch      Director                               March 31, 2005
-------------------------
Howard R. Balloch

/s/ Gilbert D. Raker       Director                               March 31, 2005
-------------------------
Gilbert D. Raker