Form 10-Q
period 2005-03-31
TIENS BIOTECH GROUP USA INC
filed 2005-05-16
CIK 1168556

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005.

or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-49666

                         TIENS BIOTECH GROUP (USA), Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                              75-2926439
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              No. 6, Yuanquan Road
                         Wuqing New Tech Industrial Park
                              Tianjin, China 301700
           (Address of Principal Executive Offices including zip code)

                               011-86-22-8213-7658
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 71,333,586 shares of the Registrant's Common Stock issued and outstanding on May 13, 2005.

================================================================================
================================================================================

                         TIENS BIOTECH GROUP (USA), INC.
                               Index to Form 10-Q

Part I.   Financial Information

          Item 1.  Condensed Financial Statements (unaudited)

          Consolidated Balance Sheets
                as of March 31, 2005 and December 31, 2004

          Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2005 and 2004

          Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2005 and 2004

          Consolidated Statements of Cash Flows
                for the three months ended March 31, 2005 and 2004

          Condensed Notes to Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Item 4.  Controls and Procedures

Part II.  Other Information

          Item 1.  Legal Proceedings

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Item 3.  Defaults Upon Senior Securities

          Item 4,  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits

SIGNATURES

================================================================================


                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                     ASSETS
                                     ------
                                                                March 31,     December 31,
                                                                  2005            2004
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash                                                        $ 41,590,260    $ 39,243,872
  Accounts receivable - related party, net of allowance for
     doubtful
  accounts of $30,442 at March 31, 2005 and $30,442 at
  December 31, 2004, respectively                                5,533,854       6,058,021
  Other receivables                                                428,928         529,036
  Other receivables and note receivable - related parties       12,457,059       8,144,740
  Inventories                                                    5,565,506       4,567,418
                                                              ------------    ------------
    Total current assets                                        65,575,607      58,543,087
                                                              ------------    ------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                       21,207,363      20,200,806
                                                              ------------    ------------

OTHER ASSETS:
  Intangible asset, net                                            453,870         469,765
  Employee advances                                                 73,947          75,212
  Deposits                                                       5,019,015       4,230,063
                                                              ------------    ------------
    Total other assets                                           5,546,832       4,775,040
                                                              ------------    ------------
      Total assets                                            $ 92,329,802    $ 83,518,933
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $  2,964,595    $  1,791,019
  Accounts payable - related party                                 256,399         209,199
  Advances from customers - related parties                        681,710         673,349
  Other taxes payable                                            1,018,360         623,113
  Accrued liabilities                                              291,361         428,839
  Other payable - related parties                                1,207,187         945,274
  Current portion of long term debt                                 92,105         155,442
                                                              ------------    ------------
    Total current liabilities                                    6,511,717       4,826,235

NON-CURRENT LIABILITIES:
  Note payable - related party                                  10,657,742      10,657,742
                                                              ------------    ------------

      Total liabilities                                         17,169,459      15,483,977
                                                              ------------    ------------

MINORITY INTEREST                                                9,031,165       7,512,057
                                                              ------------    ------------
SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value, 260,000,000 shares
     authorized, 71,333,586 issued and outstanding,
     respectively                                                    6,851           6,851
  Paid-in-capital                                                8,906,492       8,906,492
  Statutory reserves                                             9,420,783       9,420,783
  Retained earnings                                             47,806,220      42,200,940
  Accumulated other comprehensive income (loss)                    (11,168)        (12,167)
                                                              ------------    ------------
    Total shareholders' equity                                  66,129,178      60,522,899
                                                              ------------    ------------
      Total liabilities and shareholders' equity              $ 92,329,802    $ 83,518,933
                                                              ============    ============


The accompanying notes are an integral part of this statement.



                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR
                 THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                            2005            2004
                                                        ------------    ------------
                                                         (Unaudited)     (Unaudited)
                                                        ------------    ------------

REVENUE - RELATED PARTIES                               $ 14,295,999    $ 11,489,695

COST OF SALES                                              3,457,418       2,729,137
                                                        ------------    ------------

GROSS PROFIT                                              10,838,581       8,760,558

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES              2,633,875       1,138,696
                                                        ------------    ------------

INCOME FROM OPERATIONS                                     8,204,706       7,621,862

OTHER INCOME (EXPENSE), NET                                 (463,061)        303,757
                                                        ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY
   INTEREST                                                7,741,645       7,925,619

PROVISION FOR INCOME TAXES                                   616,259            --
                                                        ------------    ------------

INCOME BEFORE MINORITY INTEREST                            7,125,386       7,925,619

MINORITY INTEREST                                          1,520,106       1,513,273
                                                        ------------    ------------

NET INCOME                                                 5,605,280       6,412,346

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment                      999            --
                                                        ------------    ------------

COMPREHENSIVE INCOME                                    $  5,606,279    $  6,412,346
                                                        ============    ============

Weighted average number of shares outstanding             71,333,586      71,998,586
                                                        ============    ============

Earnings per share, basic and diluted                   $       0.08    $       0.09
                                                        ============    ============



The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                       Number           Common           Paid-in        Statutory
                                     of shares          stock            capital         Reserve
                                   -------------    -------------    -------------    -------------
                                    (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
                                   -------------    -------------     -------------   -------------
BALANCE December 31, 2003,
   audited                            71,998,586    $       6,851     $   8,906,492   $   3,730,137

    Net income                              --               --                --              --
    Receipt of stock receivable             --               --                --              --
                                   -------------    -------------     -------------   -------------
BALANCE, March 31, 2004,
  unaudited                           71,998,586    $       6,851     $   8,906,492   $   3,730,137
    Cancellation of shares              (665,000)
    Net income                              --               --                --              --
    Adjustment to statutory
      reserve                               --               --                --         5,690,646
    Foreign currency translation
      loss                                  --               --                --              --
                                   -------------    -------------     -------------   -------------
BALANCE, December 31, 2004,
  audited                             71,333,586    $       6,851     $   8,906,492   $   9,420,783
    Net income                              --               --                --              --
    Foreign currency translation
      gain                                  --               --                --              --
                                   -------------    -------------     -------------   -------------
BALANCE, March 31, 2005,
  unaudited                           71,333,586    $       6,851     $   8,906,492   $   9,420,783
                                   =============    =============     =============   =============

                                                                      Accumulated
                                                                         other
                                     Retained         Stock          comprehensive
                                     earnings       receivable       income (loss)        Totals
                                   -------------    -------------    -------------    -------------
                                    (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
                                   -------------    -------------    -------------    -------------
BALANCE December 31, 2003,
   audited                         $  20,453,290    $      (6,650)   $      (3,928)   $  33,086,192

    Net income                         6,412,346             --               --          6,412,346
    Receipt of stock receivable             --              6,650             --              6,650
                                   -------------    -------------    -------------    -------------
BALANCE, March 31, 2004,
  unaudited                        $  26,865,636    $        --      $      (3,928)   $  39,505,188
    Cancellation of shares
    Net income                        21,025,950             --               --         21,025,950
    Adjustment to statutory
      reserve                         (5,690,646)            --               --               --
    Foreign currency translation
      loss                                  --               --             (8,239)          (8,239)
                                   -------------    -------------    -------------    -------------
BALANCE, December 31, 2004,
  audited                          $  42,200,940    $        --      $     (12,167)   $  60,522,899
    Net income                         5,605,280             --               --          5,605,280
    Foreign currency translation
      gain                                  --               --                999              999
                                   -------------    -------------    -------------    -------------
BALANCE, March 31, 2005,
  unaudited                        $  47,806,220    $        --      $     (11,168)   $  66,129,178
                                   =============    =============    =============    =============



The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                    2005            2004
                                                                ------------    -----------
                                                                 Unaudited       Unaudited
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  5,605,280    $  6,412,346
  Adjustments to reconcile net income  to cash
     provided by operating activities:
      Minority interest                                            1,519,108       1,513,273
      Depreciation                                                   400,768         241,482
      Amortization                                                    15,895          11,941
      Loss on sale of equipment                                        7,869            --
  (Increase) decrease in assets:
      Accounts receivable - related party                            524,167        (964,355)
      Other receivables                                              100,108            --
      Other receivables and note receivable - related parties     (4,312,319)      6,550,563
      Inventories                                                   (998,088)     (1,114,967)
      Other assets                                                      --          (168,731)
      Employee advances                                                1,265         314,417
      Decrease in deposits                                          (788,952)        (57,930)
  Increase (decrease) in liabilities:
      Accounts payable                                             1,173,576        (167,618)
      Accounts payable - related party                                47,200        (758,570)
      Advances from customers - related parties                        8,361      (5,067,478)
      Wages and benefits payable                                        --             5,595
      Other taxes payable                                            395,247         132,889
      Other payables                                                    --             8,501
      Accrued liabilities                                           (137,478)           --
      Other payables - related parties                               261,913        (440,035)
                                                                ------------    ------------
        Net cash provided by operating activities                  3,823,920       6,451,323
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of equipment                                     9,071            --
  Purchase of equipment                                           (1,424,265)       (275,127)
                                                                ------------    ------------
        Net cash used in investing activities                     (1,415,194)       (275,127)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from receipt of stock receivable                             --             6,650
  Payments, net of borrowings on short term notes payable            (63,337)       (605,000)
  Payments on long term debt                                            --           (67,305)
                                                                ------------    ------------
        Net cash used in financing activities                        (63,337)       (665,655)
                                                                ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  999            --
                                                                ------------    ------------

INCREASE IN CASH                                                   2,346,388       5,510,541

CASH, beginning of period                                         39,243,872      12,725,043
                                                                ------------    ------------

CASH, end of period                                             $ 41,590,260    $ 18,235,584
                                                                ============    ============



The accompanying notes are an integral part of this statement.

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

Tianshi International was incorporated March 24, 2003, in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International acquired 80% of Tianjin Tianshi Biological Development Co., Ltd ("Biological"). Biological is a Chinese-foreign equity joint venture company established under the laws of the PRC on March 27, 1997. Biological is subject to the Law on Sino Foreign Equity Joint Ventures ("Joint Venture Law"), its implementation regulations and other related rules and regulations ("Joint Venture Regulations"). Biological is an independent legal entity having the legal structure of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Biological provides for a 50 year term with registered capital of $10,000,000. As an approved Chinese-foreign equity joint venture, Biological receives special income tax incentive treatment from both the local (Wuqing County) and central governments in China. The original partners in this joint venture were Tianshi Hong Kong International Development Co., Ltd. ("Tianshi Hong Kong") incorporated in Hong Kong which owned 80% of the joint venture, and Tianshi Engineering, which owned the remaining 20% of Biological. Tianshi Hong Kong is owned 100% by LI Jinyuan. Tianshi Engineering is 49% owned by Ms. Li Baolan and 51% by Tianshi Group. In June 2003, Tianshi Engineering transferred its 20% interest in
Biological for no consideration to Tianshi Pharmaceuticals and Tianshi International acquired 80% of Biological from Tianshi Hong Kong for no consideration. This transfer was made for no consideration, since LI Jinyuan is president and sole shareholder of both companies.

As result of the above transactions, Tianshi International is now a wholly owned subsidiary of the Company and Biological remained as a 80% owned subsidiary of Tianshi International. The summary of Tiens' organization is described as follows:

Tiens is owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Mr. Li Jinyuan. Tiens USA owns 100% of Tianshi International. Tianshi International owns 80% of Biological and 99.4% of Tiens Yihai.


NOTE 1 - Background (continued)

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

Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.

Note 2 - Summary of significant accounting policies

The reporting entity
--------------------

The financial  statements in the Strategika  filings became those of Tiens.  The consolidated  financial  statements  of  Tiens  reflect  the  activities  of the following Company subsidiaries:
                                                                              Pecentage
                         Subsidiary                                          Of Ownership
--------------------------------------------------------------------------   ------------
Tianshi International Holdings Group, Ltd           British Virgin Islands      100.0%
Tianjin Tianshi Biological Development Co., Ltd     P.R.C.                       80.0%
Tiens Yihai Co. Ltd.                                P.R.C.                       99.4%

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

The reporting entity, (continued)
---------------------------------

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

In 2005, Tianshi Engineering, a related company, owned all of the related party distributors which sell the Company's products domestically in China.

Foreign currency translation
----------------------------

The reporting currency of the Company is the US dollar. Biological's and Tiens Yihai's financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(11,168) and $(12,167) as of March 31, 2005 and December 31, 2004, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2005 and 2004.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Income taxes, (continued)
-------------------------

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

Prior to the year ended December 31, 2002, Biological suffered operating losses. Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes expired for Biological and it became subject to income tax at a reduced rate of 7.5%.

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

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of March 31, 2005, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

The provision for income taxes at March 31 consisted of the following:

                                                 2005         2004
                                              ----------   ----------
Provision for China Income Tax                $  616,259   $     --
                                              ----------   ----------
      Total provision for income taxes        $  616,259   $     --
                                              ==========   ==========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                 2005         2004
                                              ----------   ----------
U.S. Statutory rates                                34.0%        34.0%
Foreign income not recoginized in USA              (34.0)       (34.0)
China income taxes                                   7.5         --
                                              ----------   ----------
      Total provision for income taxes               7.5%        --  %
                                              ==========   ==========


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

Note 3 - Consolidated financial statements and condensed footnotes

The interim condensed consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with Tiens' audited financial statements for the years ended December 31, 2004 and 2003 and notes thereto included in Tiens' Form 10-KSB, dated March 31, 2005.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following:


                             March 31,    December 31,
                               2005           2004
                           ------------   ------------
                            (Unaudited)     (Audited)
                           ------------   ------------
Raw materials              $  2,548,468   $  2,246,493
Work-in-progress                471,524        284,458
Finished goods                2,545,514      2,036,467
                           ------------   ------------
                           $  5,565,506   $  4,567,418
                           ============   ============


Note 5 - Deposits-non current

The Company as of March 31, 2005 and December 31, 2004 had outstanding deposits of $5,019,015 and $4,230,063, respectively. The Company has deposited $3.59 million with a local government agency to acquire the land use right for land in Shanghai in connection with its joint venture project described in note 10. The land use right is for a term of 50 years and as of March 31, 2005, the Company has not legally acquired the right from the government. The deposit is non refundable. The balance represents deposits with vendors for purchases of equipment and construction in progress.

Note 6 - Supplemental disclosure of cash flow information

No income taxes were paid for the three months ended March 31, 2005 and 2004, respectively. Interest paid amounted to $2,362 and $87,938 for the three months ended March 31, 2005 and 2004, respectively.

Note 7 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the periods ended March 31, 2005 and 2004.

The weighted average number of shares used to calculate EPS for the period ended March 31, 2005 (71,333,586) and 2004 (71,998,586) reflect only the shares outstanding for those periods.

On July 31, 2004, the board of directors of the Company accepted the resignation of one of the members of the Board. The resigning director's 665,000 shares of common stock of the Company were returned to the Company and cancelled on September 14, 2004.

Note 8 - Minority interest

Minority  interest  represents  the  outside   shareholders'  20%  ownership  of
Biological and 0.6% ownership of Tiens Yihai.

 Note 9 - Related party transactions

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

Related party sales amounted to $14,295,999 and $11,489,695 for the periods ended March 31, 2005 and 2004 which represent 100% of total sales for the periods then ended. Related party accounts receivable related to these sales amounted to $5,533,854 and $6,058,021 as at March 31, 2005 and December 31, 2004, respectively, net of an allowance for doubtful accounts of $30,442 and $30,442, respectively.

Other receivables and note receivable
-------------------------------------

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development Co., Ltd., is owed additional amounts classified as other receivables from various related parties totaling $12,457,059 and $8,144,740 as of March 31, 2005 and December 31, 2004, respectively and consisted of the following:


                                                       March 31,    December 31,
                                                         2005           2004
                                                     ------------   ------------
Tianjin Juchao Commercial and Trading Co., Ltd       $    311,160   $    311,160
Tianjin Tianshi Biological Engineering Co., LTD         6,679,716      1,710,446
Tianjin Tianshi Pharmaceuticals Co., LTD                2,605,162      2,590,630
Tianjin Tianshi Group Co., Ltd                          2,861,021      3,532,504
                                                     ------------   ------------
            Total                                    $ 12,457,059   $  8,144,740
                                                     ============   ============


These receivables are generated by the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

Accounts payable
----------------

Accounts payable due to related parties amounted to $256,399 and $209,199 at March 31, 2005 and December 31, 2004, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables
--------------

The Company has amounts classified as other payables due to related parties which amounted to $1,207,187 and $945,274 as of March 31, 2005 and December 31, 2004, respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

Note payable
------------

On September 10, 2004, Tianshi International entered into a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million in order to fund their capital contribution due to Tiens Yihai. Mr. Li Jin Yuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semiannual installments of $1,065,742 on the last day of each June and December commencing December 31, 2006, and ending December 31, 2011. The first interest payment will be paid on December 31, 2004 at an annual interest rate of 5%. Interest expense for the three months ended March 31, 2005 amounted to $132,222. No interest payments have made as of March 31, 2005 and accrued interest payable to Tianyuan Capital amounted $296,538 and $163,316 on March 31, 2005 and December 31, 2004, respectively. The principal payment requirements for the next five years are as follows:

     Ending
   March 31,                   Amount
---------------            ------------
      2006                 $       --
      2007                    1,065,000
      2008                    2,130,000
      2009                    2,130,000
      2010                    2,130,000
   Thereafter                 3,202,742


Rent expense
------------

On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003.

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $138,171 and $118,202 for the three months ended March 31, 2005 and 2004, respectively.

Note 10 - Investment in Tiens Yihai Co. Ltd.

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

A total of 15% or approximately $30,000,000, of the registered capital is required to be contributed by the joint venture partners, within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner within three years of the issuance of the business license or May 27, 2004. As of March 31, 2005, Tianshi International has made its required capital contribution in the amount of US $29,861,853.

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

In China, Biological conducts the marketing and sales of its products through its affiliated company, Tianjin Tianshi Biological Engineering Co., Ltd. ("Tianshi Engineering"), a company incorporated in China. Tianshi Engineering markets and sells Biological's products in China through its twenty-three branches, representative offices and chain stores, and nine domestic affiliated companies. Six of the nine domestic affiliated companies are 51% owned by Tianshi Engineering and 49% by Li Baolan, the daughter of Mr. Li Jinyuan, Tiens USA's Chief Executive Officer and President. The other three affiliated companies are owned by Ms. Li Baolan and Mr. Li's other immediate family members. Outside of China, Biological sells its products through an extensive direct sales force, or multi-level marketing sales force, of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. These affiliates are located in approximately 90 countries, including the United States, India, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia. Our direct sales marketing scheme is subject to governmental regulation in each of these countries.

In  April  2004,  Tianshi  International  Holdings  Group  Ltd.,  a  corporation organized under the laws of the British Virgin Islands ("Tianshi International"), entered into a joint venture contract with Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a company organized under the PRC laws, to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). Tianshi International is a wholly-owned subsidiary of Tiens USA and Tianshi Group is 90% owned by Mr. Li and 10% owned by Mr. Li's daughter, Ms. Li Baolan. On September 15, 2004, the Board of Directors of Tianshi International ratified, and approved the Tiens Yihai Joint Venture Project. Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai, located in Shanghai, P.R.C., was established to conduct research and development, production and marketing of nutrition supplement products, home care and personal care products. As of March 31, 2005, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

Both Biological and Tianshi Engineering receive administrative support from Tianshi Group. Biological pays Tianshi Group 1% of its annual sales income (excluding value added taxes "VAT") for administrative services (except for services provided by the officers of Tianshi Group) and the use of Tianshi Group's administrative building.

The summary of Tiens USA's organization is described as follows:

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

Ms.  Li  Baolan   owns  49%  of  Tianshi   Engineering   and  7.29%  of  Tianshi
Pharmaceuticals.

Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The
Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations.

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

As of March 31, 2005, Tianshi Engineering, a related company, owned all of the related party distributors which sell the Company's products domestically in China.

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

Inventories
-----------

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of March 15, 2005, the Company has determined that no reserves are necessary at the year end.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDING MARCH 31, 2004

                                    Three Months Ending March 31,
                                         2005           2004          Change
                                     -----------    -----------    -----------
Revenue                              $14,295,999    $11,489,695             24%
COGS                                 $ 3,457,418    $ 2,729,137    $   728,281
Gross Profit                         $10,838,581    $ 8,760,558    $ 2,078,023
Gross Profit Margin                        75.82%         76.25%
Selling, General and Administrative  $ 2,633,875    $ 1,138,696    $ 1,495,179
Expenses
Selling, General and Administrative        18.42%          9.91%
Expenses as a Percentage of Sales
Net Income                           $ 5,605,280    $ 6,412,346         (12.58%)

REVENUE. For the three months ending March 31, 2005, revenue increased by $2,806,304, or approximately 24%, compared to the corresponding period in 2004. Revenue is categorized into revenue from domestic and international sales as follows.

Domestic and International Revenue

---------------- ------------------- ------------------- ---------------
    Revenue            Three Months Ending March 31,
---------------- ------------------- ------------------- ---------------
                       2005                   2004        Increase in %
---------------- ------------------- ------------------- ---------------
Domestic                 $8,040,796           $8,015,807           0.3%
---------------- ------------------- ------------------- ---------------
International            $6,255,203           $3,473,888            80%
---------------- ------------------- ------------------- ---------------

Domestic sales for the three months ending March 31, 2005 were kept at approximately same level as they were in the corresponding period in 2004. Traditionally, the first quarter is a slow period for domestic sales due to the Chinese New Year, which occurs during the first quarter each year. During this time production ceases for approximately 2-3 weeks in celebration of the Chinese New Year. Our international sales during the three months ending March 31, 2005, increased by 80% from the corresponding period of 2004. We believe that this increase was primarily due to the continued and successful marketing of our products internationally since the end of 2002, and continued growth in worldwide demand for our products. During the year 2004, the Company experienced a significant sales growth in overseas markets, and this growth was maintained during the first three months of 2005.

GROSS PROFIT. Consolidated gross profit increased by $2,078,023 for the three months ending March 31, 2005 from the corresponding period in 2004. The gross profit margin remained at approximately the same level, 75.82% for the three months ending March 31, 2005 compared to 76.25% of the three months ending March 31, 2004, as a result of sales price and unit costs remaining approximately the same.


SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES.   Selling,   general   and
administrative  expenses  increased by  $1,495,179  for the three months  ending
March  31,  2005  from  the  corresponding  period  in  2004.  The  selling  and administrative  expenses as a  percentage  of sales  increased to 18.42% for the three months  ending  March 31, 2005.  This  increase  was  attributable  to the following items:

---------------------------------------------------------------------------------------------------------
                              Three months      Three Months                           Percentage of
        Categories             ending 2004      ending 2005          Increase        the total increase
---------------------------------------------------------------------------------------------------------
   Salary and benefits         103,568.23        820,569.27         717,001.04              48%
---------------------------------------------------------------------------------------------------------
Transportation cost and
   utility expenses            198,194.08        382,366.68         184,172.60              12%
---------------------------------------------------------------------------------------------------------
     Office supplies            9,570.71         109,769.58         100,198.87              7%
---------------------------------------------------------------------------------------------------------
       Depreciation             81,308.66        176,560.14         95,251.49               6%
---------------------------------------------------------------------------------------------------------
           R&D                  1,203.43         42,588.49          41,385.07               3%
---------------------------------------------------------------------------------------------------------
       Recruitment                  0            39,281.12          39,281.08               3%
---------------------------------------------------------------------------------------------------------
     Consultancy fee                0            32,279.32          32,279.29               2%
---------------------------------------------------------------------------------------------------------
          Total                393,845.10       1,603,414.62       1,209,569.44             81%
---------------------------------------------------------------------------------------------------------

     i. The increase in salary and benefits was mainly due to increased recruiting efforts resulting in hiring new employees, increase in salary expense due to new hires and an increase in salaries of all current employees to meet market salary

     ii. The increase in transportation and utility expenses was the result of the increased sales volume.

     iii. The increase in office supplies was primarily the result of increased production and sales volume.

     iv. The increase in depreciation was due to the purchase of automobiles, employee commute buses, computers and office equipment.

     v. The increase in R&D expense was primarily due to the assumption of R&D expenses by Biological beginning in the first quarter of 2005.

     vi. The increase in recruitment service expenses was due to enhancement and recruitment of personnel and management team.

     vii. The increase in consultancy fees was the result of engaging a consultant to set up the ERP computer system

The above 7 categories amount to approximately 80% of the total increase in SG&A, and miscellaneous expenses, such as export expenses, fuel expenses, travel expenses, advertisement expenses represented the remaining 20% of the increase.

NET INCOME. Net income for the three months ending March 31, 2005 decreased by $807,066 from the corresponding period in 2004. This decrease was due primarily to $463,061 of other expense and $616,259 of provision for income taxes. One of the two main items in other expense was a $328,441 of additional taxes and penalties paid to the PRC government during the first quarter in 2005 as the result of a VAT examination by the local government. This is a one-time charge. Another item is the $133,222 of interest accrued for the first quarter according to the long-term loan agreement between Tian Yuan Investment Ltd. and the Company, as more fully described in Notes Payable under Certain Relationships and Related Transactions. The increase in the provision for income taxes was the result of our becoming subject to income tax of 7.5%. According to Chinese tax regulation, we were fully exempted from PRC income taxes in 2003 and 2004, and became subject to income tax at a reduced rate of 7.5% in 2005 through 2007. From 2008 onwards, we will be subject to a 15% income tax.



CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company markets most of its products through various domestic and international business entities that are related to Biological through common ownership by Mr. Li, Jinyuan, our Chairman, Chief Executive Officer and President and his immediate family members. Related party sales amounted to 100% of total sales. Internationally, Biological sells its products directly to its overseas affiliates. Due to the common ownership, there are no formal sales or administrative agreement among Biological and those overseas related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, Biological sells all of its products to Tianshi Engineering, which in turn sells them through its 23 representative offices, and 9 other affiliated companies in China. Biological has a sales contract with Tianshi Engineering. According to this contract, Tianshi Engineering accepted that it would purchase all of Biological's products to be sold in China.


Other receivables and note receivable
-------------------------------------

Through our Chinese joint venture, Biological, we are owed $12,457,059 and $8,144,740 as of March 31, 2005 and December 31, 2004, respectively, classified as other receivables from related parties . These receivables have been generated by the Company making various cash advances, short-term loans and the allocation of various expenses to related parties. These are recurring transactions. We do not charge interest on these receivables.

Accounts payable
----------------

Accounts payable due to related parties were $256,399 and $209,199 as of March 31, 2005 and December 31, 2004, respectively. These amounts were generated from the purchases of raw materials, rent expense and transportation cost.


Other payables
--------------

As of March 31, 2005 and December  31, 2004,  we had  $1,207,187  and  $945,274,
respectively, classified as other payables due to related parties. These amounts arose from cash advances from related parties for payment of management fees due to related parties and various non-operational transactions incurred with related parties.

On March 25, 2005 Tianshi International entered into a loan agreement with a company owned by Mr. Li, Jinyuan, pursuant to which Tianshi International borrowed $300,000. The loan is non-interest bearing and is due on June 25, 2005.


Note Payable
------------

On September 10, 2004, in order to fund their capital contribution due to Tiens Yihai Co., Ltd. ("Tiens Yihai"), Tianshi International entered into a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million. Mr. Li Jinyuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semiannual installments of each US $1,065,742 on the last day of each June, December commencing on December 31, 2006 and ending June 30, 2011. The interest payment will be paid on the outstanding and unpaid principal amount of the loan at an annual interest rate of 5% on the last business day of each June and December commencing on December 31, 2004. No interest payments have made as of March 31, 2005 and accrued interest payable to Tianyuan Capital amounted $296,538 and $163,316 on March 31, 2005 and December 31, 2004, respectively.


Rent expense
------------

On June 30, 2003, we entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $138,171 and $118,202 for the three months ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ending March 31, 2005, net cash provided by operating activities was $3,823,920, net cash used in investing activities was $1,415,194, and net cash used in financing activities was $63,337.

For the three months ending March 31, 2004, net cash provided by operating activities was $6,451,323, net cash used in investing activities was $275,127, and net cash used in financing activities was $665,655.

Net cash provided by operating activities decreased by $2,627,403 to $3,823,920 for the three months ending March 31, 2005, representing a decrease of approximately 40% compared to $6,451,323 net cash provided by operating activities for the corresponding period in 2004. The decrease in cash flow from operating activities primarily reflects the increases in other receivables and note receivable due to related parties as of March 31, 2005, which was mainly for the market expansion and information management globalization.

Compared to the three months ending March 31, 2004, the net cash used in investing activities as of March 31, 2005 increased by $1,140,067, which was due primarily to the purchase of fixed assets, i.e. equipment and automobiles, for the Company's subsidiaries.

Net cash used in financing activities decreased by $602,318 to $63,337 for the three months ending March 31, 2005, compared to $665,655 net cash used in financing activities for the same period of 2004. The decrease was primarily due to the significant decrease of the payments on short term notes payable.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, which buys all raw materials in China and sells 50% of our products in China using Chinese Renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past several years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005, the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(b)      Exhibits

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer .

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer.

         32       18 U.S.C Section 1350 Certifications.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TIENS BIOTECH GROUP (USA), INC.

May 15, 2005                            By: /s/ Jinyuan Li
                                           -------------------------------------
                                           Jinyuan Li
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

May 15, 2005                            By: /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Accounting Officer)