Form 10KSB/A
period 2004-12-31
TIENS BIOTECH GROUP USA INC
filed 2005-08-11
CIK 1168556

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                               Amendment No. 1 to
                                   FORM 10-KSB

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

There were 71,333,586 shares of the Company's common stock outstanding on August 10, 2005.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

DOCUMENTS INCORPORATED BY REFERENCE - None

                                                 EXPLANATORY NOTE

     We are filing this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 to:

          o Describe our series of Personal Care Products under the section entitled "Current Products" under Item 1;

          o Disclose those countries from which we obtain sales revenue accounting for more than 10% of our total revenue under the section entitled "Business Development Strategy - Marketing and Distribution;

          o    Amend our disclosure under Item 8A; and

          o    Amend  footnote 1 to the  financial  statements  to disclose  the
               accounting   treatment   of  our   reorganization   with  Tianshi
               International effective as of September 9, 2003.

Except as specifically referenced herein, this Annual Report on Form 10-KSB/A does not reflect any event occurring subsequent to March 31, 2005, the filing date of the original report.

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

          3.   The 23 products with # have received Halal Approval.

     We have over 100 products in our personal care product series. We group these products into four main categories. They are:

          1. Cosmetic and Skin Care Products, which includes Moisturizing Cleaning Foam and Moisturizing Softener.

          2.   Medical  Equipment,   which  includes  Magnetolelectric  Acupoint
               Treasure Apparatus.

          3. Commodity - Personal Washing Products, which includes Tianshi Child Care Body Wash and Tianshi Spirulina Body Wash (Refreshing and Nourishing).

          4. Commodity - Home Cleaning Products, which includes Tianshi Ceramic Surface Maintenance Cleanser and Tianshi Detergent.

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

Internationally, we sell our products to approximately 90 affiliated companies located in Eastern and Western Europe, the Middle East, North, South and Central


America, Asia and the Pacific Rim, Southeast Asia and Africa. For the year ended
December 31, 2004, sales revenue generated from three countries accounted for more than 10% of Biological's revenues. Those countries were Greater China, which contributed approximately 49.55%, Nigeria, which contributed approximately
11.93%, and Russia, which contributed approximately 10.57%. The total sales revenue from those countries represented approximately 72.05% of the overall sales revenue of Biological for the year ended December 31, 2004. The following chart sets forth, as of December 31, 2004, the countries where our affiliated companies are located and the year in which we commenced operations in those countries. The majority of these companies are owned by Mr. LI Jinyuan, except in jurisdictions in which foreign ownership is not permitted.


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

ITEM 13. EXHIBITS AND REPORTS

Exhibits

-------------- -----------------------------------------------------------------

Exhibit No.    Description
-------------- -----------------------------------------------------------------

2.1 Agreement and Plan of Reorganization, as amended, dated as of August 22, 2003, by and among Strategika, Tianshi International and the Stockholders of Tianshi International (1)
-------------- -----------------------------------------------------------------

3.1            Certificate of Incorporation of MIA Acquisition Corp. (2)
-------------- -----------------------------------------------------------------

3.2            By-laws of MIA Acquisition Corp (2)
-------------- -----------------------------------------------------------------

3.3 Certificate of Amendment to Certificate of Incorporation of MIA Acquisition Corp. changing the company's name to Strategika (2)
-------------- -----------------------------------------------------------------

4.1            Specimen Stock Certificate (2)
-------------- -----------------------------------------------------------------

10.1 Stock Purchase Agreement, dated February 11, 2002, by and between Rene Larrave and MIA Acquisition Corp. (2)
-------------- -----------------------------------------------------------------

-------------- -----------------------------------------------------------------
14             Code of Ethics (1)
-------------- -----------------------------------------------------------------

23.1* Consent of Independent Accountants, Moore Stephens Wurth Frazer and Torbet, LLP
-------------- -----------------------------------------------------------------

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

31.2* Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

32.1* Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

32.2* Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

*  Filed herewith

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

(2) Filed as an exhibit to the Registrant's Form 10SB filed with the Securities and Exchange Commission on March 7, 2002.

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

The purchase of Tianshi International and the issuance of Strategika common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets have been recorded. For accounting purposes, the original Tianshi International is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Tianshi International.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date:  August 11, 2004


                                        By: /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Date:  August 11, 2004