Form 10-Q
period 2005-06-30
TIENS BIOTECH GROUP USA INC
filed 2005-08-16
CIK 1168556

================================================================================

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005.

or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act). Yes | | No |X|

There were 71,333,586 shares of the Registrant's Common Stock issued and outstanding on August 11, 2005.

================================================================================

================================================================================

                         TIENS BIOTECH GROUP (USA), INC.
                               Index to Form 10-Q

Part I.   Financial Information

     Item 1. Condensed Financial Statements (unaudited)                        3

     Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004     4

     Consolidated  Statements of Income and Other Comprehensive  Income for
          the three  months ended June 30, 2005 and 2004 and the six months
          ended June 30, 2005 and 2004                                         5

     Consolidated  Statements  of  Shareholders'  Equity for the six months
          ended June 30, 2005 and 2004                                         6

     Consolidated  Statements  of Cash Flows for the six months  ended June
          30, 2005 and 2004                                                    7

     Condensed Notes to Consolidated Financial Statements                      8

     Item 2.  Management's  Discussion and Analysis of Financial  Condition
          and Results of Operations                                           22

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       31

     Item 4. Controls and Procedures                                          32

Part II.  Other Information

     Item 1. Legal Proceedings                                                33

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      33

     Item 3. Defaults Upon Senior Securities                                  33

     Item 4. Submission of Matters to a Vote of Security Holders              33

     Item 5. Other Information                                                33

     Item 6. Exhibits                                                         33

SIGNATURES

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

                                   A S S E T S
                                   -----------

                                                                                 June 30        December 31
                                                                                   2005             2004
                                                                              -------------    -------------

                                                                               (Unaudited)       (Audited)
                                                                              -------------    -------------
CURRENT ASSETS:
    Cash                                                                      $  50,990,760    $  39,243,872
    Accounts receivable - related parties, net of allowance for doubtful accounts of $30,442 at June 30, 2005 and $30,442 at
       December 31, 2004, respectively                                            5,702,133        6,058,021
    Other receivables                                                               327,963          529,036
    Other receivables and note receivable - related parties                       7,207,506        8,144,740
    Inventories                                                                   8,866,290        4,567,418
                                                                              -------------    -------------
       Total current assets                                                      73,094,652       58,543,087
                                                                              -------------    -------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                                        22,638,072       20,200,806
                                                                              -------------    -------------

OTHER ASSETS:
    Intangible assets, net                                                          518,773          469,765
    Employee advances                                                               195,721           75,212
    Deposits                                                                      5,159,178        4,230,063
                                                                              -------------    -------------
       Total other assets                                                         5,873,672        4,775,040
                                                                              -------------    -------------
              Total assets                                                    $ 101,606,396    $  83,518,933
                                                                              =============    =============

        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
        -------------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                          $   4,977,166    $   1,791,019
    Accounts payable - related party                                                217,452          209,199
    Advances from customers - related parties                                     1,402,850          673,349
    Other taxes payable                                                           1,069,025          623,113
    Accrued liabilities                                                             632,908          428,839
    Other payable - related parties                                                 775,641          945,274
    Distribution payable to minority interest shareholder                         3,023,211             --
    Current portion of long term debt                                                27,727          155,442
                                                                              -------------    -------------
       Total current liabilities                                                 12,125,980        4,826,235

NON-CURRENT LIABILITIES:
    Note payable - related party                                                 10,657,742       10,657,742
                                                                              -------------    -------------

              Total liabilities                                                  22,783,722       15,483,977
                                                                              -------------    -------------

MINORITY INTEREST                                                                 5,098,577        7,512,057
                                                                              -------------    -------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares authorized,
       71,333,586 issued and outstanding, respectively                               71,334           71,334
    Paid-in-capital                                                               8,842,009        8,842,009
    Statutory reserves                                                            9,420,783        9,420,783
    Retained earnings                                                            55,401,139       42,200,940
    Accumulated other comprehensive (loss)                                          (11,168)         (12,167)
                                                                              -------------    -------------
       Total shareholders' equity                                                73,724,097       60,522,899
                                                                              -------------    -------------
              Total liabilities and shareholders' equity                      $ 101,606,396    $  83,518,933
                                                                              =============    =============




The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                   3 months ended June 30         6 months ended June 30
                                                ----------------------------   ----------------------------
                                                   2005            2004           2005            2004
                                                (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                ------------    ------------   ------------    ------------
REVENUE - RELATED PARTIES                       $ 17,307,659    $ 16,526,193   $ 31,603,658    $ 28,015,887

COST OF SALES                                      4,197,812       3,888,329      7,655,230       6,617,466
                                                ------------    ------------   ------------    ------------

GROSS PROFIT                                      13,109,847      12,637,864     23,948,428      21,398,421

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES      2,465,676       1,480,224      5,099,551       2,618,919
                                                ------------    ------------   ------------    ------------

INCOME FROM OPERATIONS                            10,644,171      11,157,640     18,848,877      18,779,502

OTHER INCOME (EXPENSE), NET                         (224,103)         13,946       (687,164)        317,703
                                                ------------    ------------   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST                             10,420,068      11,171,586     18,161,713      19,097,205

PROVISION FOR INCOME TAXES                           829,185            --        1,445,445            --
                                                ------------    ------------   ------------    ------------

INCOME BEFORE MINORITY INTEREST                    9,590,883      11,171,586     16,716,268      19,097,205

MINORITY INTEREST                                  1,995,963       2,342,687      3,516,069       3,855,960
                                                ------------    ------------   ------------    ------------

NET INCOME                                         7,594,920       8,828,899     13,200,199      15,241,245

OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustment             999            --              999            --
                                                ------------    ------------   ------------    ------------

COMPREHENSIVE INCOME                            $  7,595,919    $  8,828,899   $ 13,201,198    $ 15,241,245
                                                ============    ============   ============    ============

Weighted average number of shares outstanding     71,333,586      71,998,586     71,333,586      71,998,586
                                                ============    ============   ============    ============

Earnings per share, basic and diluted           $       0.11    $       0.12   $       0.19    $       0.21
                                                ============    ============   ============    ============




The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                           Number         Common         Paid-in       Statutory
                                         of shares         stock         capital        Reserve
                                        ------------    ------------   ------------   ------------
                                        (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                        ------------    ------------   ------------   ------------
BALANCE December 31, 2003, audited      $ 71,998,586    $     71,334   $  8,842,009   $  3,730,137

    Net income                                  --              --             --             --
    Receipt of stock receivable                 --              --             --             --

                                        ------------    ------------   ------------   ------------
BALANCE, June 30, 2004, unaudited         71,998,586          71,334      8,842,009      3,730,137

    Cancellation of shares                  (665,000)           --             --             --
    Net income
    Adjustment to statutory reserve             --              --             --        5,690,646
    Foreign currency translation loss           --              --             --             --

                                        ------------    ------------   ------------   ------------
BALANCE, December 31, 2004, audited       71,333,586          71,334      8,842,009      9,420,783

    Net income                                  --              --             --             --
    Foreign currency translation gain           --              --             --             --

                                        ------------    ------------   ------------   ------------
BALANCE, June 30, 2005, unaudited       $ 71,333,586    $     71,334   $  8,842,009   $  9,420,783
                                        ============    ============   ============   ============


                                          Retained          Stock         comprehensive
                                          earnings        receivable      income (loss)        Totals
                                        -------------    -------------    -------------    -------------
                                         (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                        -------------    -------------    -------------    -------------

BALANCE December 31, 2003, audited      $  20,453,290    $      (6,650)   $      (3,928)   $  33,086,192

    Net income                             15,241,245             --               --         15,241,245
    Receipt of stock receivable                  --              6,650             --              6,650

                                        -------------    -------------    -------------    -------------
BALANCE, June 30, 2004, unaudited          35,694,535             --             (3,928)      48,334,087

    Cancellation of shares
    Net income                             12,197,051             --               --         12,197,051
    Adjustment to statutory reserve        (5,690,646)            --
    Foreign currency translation loss            --               --             (8,239)          (8,239)

                                        -------------    -------------    -------------    -------------
BALANCE, December 31, 2004, audited        42,200,940             --            (12,167)      60,522,899

    Net income                             13,200,199             --               --         13,200,199
    Foreign currency translation gain            --               --                999              999

                                        -------------    -------------    -------------    -------------
BALANCE, June 30, 2005, unaudited       $  55,401,139    $        --      $     (11,168)   $  73,724,097
                                        =============    =============    =============    =============




The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                      2005            2004
                                                                  ------------    ------------
                                                                   Unaudited       Unaudited
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 13,200,199    $ 15,241,245
    Adjustments to reconcile net income  to cash
      provided by operating activities:
        Minority interest income                                     3,516,069       3,855,960
        Depreciation                                                   795,972         699,629
        Amortization                                                    43,104          23,882
        Loss on sale of equipment                                       75,863         120,714
      (Increase) decrease in assets:
        Accounts receivable - related party                            355,888      (5,953,748)
        Other receivables                                              201,073        (168,226)
        Other receivables and note receivable - related parties        937,234       3,069,541
        Inventories                                                 (4,298,872)     (1,782,929)
        Intangible assets                                              (85,087)           --
        Employee advances                                             (120,509)        654,814
        Deposits                                                      (929,115)        166,649
      Increase (decrease) in liabilities:
        Accounts payable                                             3,186,147         397,748
        Accounts payable - related party                                 8,253        (758,570)
        Advances from customers - related parties                      729,501      (5,138,892)
        Other taxes payable                                            445,912         105,902
        Accrued liabilities                                            204,069         (43,465)
        Other payables - related parties                              (169,633)       (342,362)
                                                                  ------------    ------------
          Net cash provided by operating activities                 18,096,068      10,147,892
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on note receivable - related parties                      --        12,100,000
    Decrease in long-term investment                                      --       (19,204,111)
    Proceeds from sales of equipment                                    49,466          66,388
    Purchase of equipment                                           (3,365,592)       (941,835)
                                                                  ------------    ------------
          Net cash used in investing activities                     (3,316,126)     (7,979,558)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from receipt of stock receivable                             --             6,650
    Payments, net of borrowings on short term notes payable           (127,715)     (3,267,000)
    Payments on long term debt                                            --          (127,976)
    Payments to minority interest shareholder in subsidiary         (2,906,338)     (2,191,255)
                                                                  ------------    ------------
          Net cash used in financing activities                     (3,034,053)     (5,579,581)
                                                                  ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    999            --
                                                                  ------------    ------------

INCREASE (DECREASE) IN CASH                                         11,746,888      (3,411,247)

CASH, beginning of period                                           39,243,872      12,725,043
                                                                  ------------    ------------

CASH, end of period                                               $ 50,990,760    $  9,313,796
                                                                  ============    ============




The accompanying notes are an integral part of this statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Background

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


Note 1 - Background, (continued)

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

Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.

Note 2 - Summary of significant accounting policies

The reporting entity
--------------------

The financial statements in the Strategika filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:


                                                                                     Pecentage
                         Subsidiary                                                 Of Ownership
------------------------------------------------------------------------------   ------------------
Tianshi International Holdings Group, Ltd           British Virgin Islands                  100.0%
Tianjin Tianshi Biological Development Co., Ltd     P.R.C.                                   80.0%
Tiens Yihai Co. Ltd.                                P.R.C.                                   99.4%


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


Note 2 - Summary of significant accounting policies, (continued)

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

In 2005 and 2004, Tianshi Engineering, a related company, owned all of the related party distributors which sell the Company's products domestically in China.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(11,168) and $(12,167) as of June 30, 2005 and December 31, 2004, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2005 and 2004.

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


Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)
-------------------------

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

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

Biological is located in Special Economic Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

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

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of June 30, 2005, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)
-------------------------

The provision for income taxes at June 30 consisted of the following:



                                             2005           2004
                                         ------------   ------------
Provision for China Income Tax           $  1,445,445   $       --
                                         ------------   ------------
      Total provision for income taxes   $  1,445,445   $       --
                                         ============   ============



The following table reconciles the U.S. statutory rates to the Company's effective tax rate:


                                                2005       2004
                                              --------   --------
U.S. Statutory rates                              34.0 %     34.0 %
Foreign income not recoginized in USA            (34.0)     (34.0)
China income taxes                                 7.5       --
                                              --------   --------
      Total provision for income taxes             7.5 %     --   %
                                              ========   ========


Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2005 and 2004 amounted to $795,972 and $699,629, respectively.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Plant and equipment, net, (continued)
-------------------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2005, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at:


                                    June 30, 2005     December 31, 2004
                                  -----------------   -----------------
Buildings and improvements        $       8,290,054   $       7,962,799
Office facilities                           270,874             162,522
Computer equipment and software           1,201,760             782,846
Equipment                                 6,318,807           6,514,151
Vehicles                                  2,721,104           2,771,364
Construction in progress                  8,569,592           6,023,223
                                  -----------------   -----------------
              Total                      27,372,192          24,216,905
Less accumulated depreciation             4,734,120           4,016,099
                                  -----------------   -----------------
              Total               $      22,638,072         $20,200,806
                                  =================   =================


Cash and concentration of risk
------------------------------


Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at June 30, 2005 and December 31, 2004 amounted to $50,990,760 and $39,243,872, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.


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


Note 2 - Summary of significant accounting policies, (continued)

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

Reclassification
----------------

Certain prior year amounts have been reclassified to conform to the current presentation.

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

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations for the six months ended June 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following:


                          June 30,     December 31,
                            2005           2004
                        ------------   ------------
                        (Unaudited)    (Audited)
                        ------------   ------------
Raw materials           $  3,852,461   $  2,246,493
Work-in-progress              97,983        284,458
Finished goods             4,915,846      2,036,467
                        ------------   ------------
                        $  8,866,290   $  4,567,418
                        ============   ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Deposits-non current

The Company as of June 30, 2005 and December 31, 2004 had outstanding deposits of $5,159,178 and $4,230,063, respectively. The Company has deposited $3.59 million with a local government agency to acquire the land use right for land in Shanghai in connection with its joint venture project described in note 10. The land use right is for a term of 50 years and as of June 30, 2005, the Company has not legally acquired the right from the government. The deposit is non refundable. The balance represents deposits with vendors for purchases of equipment and construction in progress.

Note 6 - Supplemental disclosure of cash flow information

Income taxes for the six months ended June 30, 2005 amounted to $577,708. No income taxes were paid for the six months ended June 30, 2004. Interest paid amounted to $3,722 and $244,433 for the six months ended June 30, 2005 and 2004, respectively.

Note 7 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the periods ended June 30, 2005 and 2004.

The weighted average number of shares used to calculate EPS for the period ended June 30, 2005 (71,333,586) and 2004 (71,998,586) reflect only the shares outstanding for those periods.

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

Related party sales amounted to $31,603,658 and $28,015,887 for the periods ended June 30, 2005 and 2004 which represent 100% of total sales for the periods then ended. Related party accounts receivable related to these sales amounted to $5,702,133 and $6,058,021 as at June 30, 2005 and December 31, 2004,
respectively, net of an allowance for doubtful accounts of $30,442 and $30,442, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related party transactions, (continued)

Other receivables and note receivable
-------------------------------------

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development Co., Ltd., is owed additional amounts classified as other receivables from various related parties totaling $7,207,506 and $8,144,740 as of June 30, 2005 and December 31, 2004, respectively and consisted of the following:


                                                    June 30,      December 31,
                                                      2005           2004
                                                  ------------   ------------
Tianjin Juchao Commercial and Trading Co., Ltd    $    311,160   $    311,160
Tianjin Tianshi Biological Engineering Co., LTD      4,012,688      1,710,446
Tianjin Tianshi Pharmaceuticals Co., LTD                  --        2,590,630
Tianjin Tianshi Group Co., Ltd                       2,883,658      3,532,504
                                                  ------------   ------------
            Total                                 $  7,207,506   $  8,144,740
                                                  ============   ============


These receivables are generated by the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

Accounts payable

Accounts payable due to related parties amounted to $217,452 and $209,199 at June 30, 2005 and December 31, 2004, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables
--------------

The Company has amounts classified as other payables due to related parties which amounted to $775,641 and $945,274 as of June 30, 2005 and December 31, 2004, respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

The company borrowed $300,000 from a related company during the quarter. The amount borrowed is non-interest bearing and was due on June 25, 2005. The company has extended the due date and expects to pay back by the end of August when receiving the dividend from Biological.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related party transactions, (continued)

Note payable
------------

On September 10, 2004, Tianshi International entered into a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million in order to fund their capital contribution due to Tiens Yihai. Mr. Li Jin Yuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semiannual installments of $1,065,742 on the last day of each June and December commencing December 31, 2006, and ending December 31, 2011. The first interest payment will be paid on December 31, 2004 at an annual interest rate of 5%. Interest expense for the six months ended June 30, 2005 amounted to $266,433. No interest payments have been made as of June 30, 2005 and accrued interest payable to Tianyuan Capital amounted $429,959 and $163,316 on June 30, 2005 and December 31, 2004, respectively. The principal payment requirements for the next five years are as follows:


       Ending
      June 30,                        Amount
---------------------            -----------------
        2006                     $           --
        2007                            1,065,000
        2008                            2,130,000
        2009                            2,130,000
        2010                            2,130,000
     Thereafter                         3,202,742


Rent expense
------------

On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003.

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $316,037 and $287,618 for the six months ended June 30, 2005 and 2004, respectively.

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

A total of 15% or approximately $30,000,000, of the registered capital is required to be contributed by the joint venture partners, within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner within three years of the issuance of the business license or May 27, 2004. As of June 30, 2005, Tianshi International has made its required capital contribution in the amount of $29,861,853.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Minority interest distributions

Minority  interest  represents  the  outside   shareholders'  20%  ownership  of
Biological  and 0.6%  ownership  of Tiens  Yihai.  The  board  of  directors  of
Biological has authorized the following  distributions to their  shareholders in direct proportion to their ownership percentages.

                                            TIANSHI                      MINORITY
           Date                          INTERNATIONAL                  SHAREHOLDER                      Totals
----------------------------           ------------------         -----------------------         -------------------
March 22, 2004                  RMB           82,430,670    RMB               20,607,668    RMB          103,038,338
June 30, 2004                                 80,525,905                      20,131,476                 100,657,381
December 31, 2004                            100,000,000                      25,000,000                 125,000,000
                                       ------------------                                         -------------------
Total                           RMB          262,956,575    RMB               65,739,144    RMB          328,695,719
                                       ==================         =======================         ===================

Total                           USD           31,817,746    USD                7,954,436    USD           39,772,182
                                       ==================         =======================         ===================


June 30, 2005                   RMB          195,985,153    RMB               48,996,288    RMB          244,981,441
                                       ------------------         -----------------------         -------------------

Total                           USD           23,714,204    USD                5,928,551    USD           29,642,754
                                       ==================         =======================         ===================


Prior to June 30, 2005, the amounts paid to Tianshi International have been used to invest in its investment Tiens Yihai Co., Ltd described in note 10. As of December 31, 2004, the minority shareholder of Biological had been fully paid. Dividends were declared during June 2005. The distribution in the amount of $23,714,204 to Tianshi International has not been paid and it was eliminated in the consolidation. As of June 30, 2005, the distribution payable to the minority shareholder of Biological amounted to $3,023,211.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Tiens Biotech Group (USA), Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our requirements for cash which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

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

Tiens USA conducts its main business operations through its subsidiary Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), which is based in Tianjin, People's Republic of China (PRC). Biological primarily engages in the research, development, manufacturing, and marketing of nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Tiens USA derives its revenues principally from product sales to affiliated companies in China and outside of China. Since its establishment, Biological has developed and produced seven major product series, of which six are comprised of nutrition supplement products, and the seventh is comprised of personal care products. Biological develops its products at its own product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. Biological has obtained all required certificates and approvals from government regulatory agencies to manufacture its products in China, including a Certificate of Good Manufacturing Practices (GMP) issued by the State Drug Administration and a Sanitary Certificate for food maufacturers in China ("Jin (Wuqing) Wei Shi Zheng Zi" 2004, No.0049) and a Sanitary Certification for wellness products manufacturers ("Jin Wei Jian Zheng Zi" 2004, No.0006) issued by the PRC Ministry of Health. In addition, all of Biological's products have been certified by appropriate government regulatory agencies, including the State Food and Drug Administration (SFDA) and the Bureau of Technical Supervision, for manufacture and sale in China.

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

In  April  2004,  Tianshi  International  Holdings  Group  Ltd.,  a  corporation organized under the laws of the British Virgin Islands ("Tianshi International"), entered into a joint venture contract with Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a company organized under the PRC laws, to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). Tianshi International is a wholly-owned subsidiary of Tiens USA and Tianshi Group is 90% owned by Mr. Li and 10% owned by Mr. Li's daughter, Ms. Li Baolan. On September

15, 2004, the Board of Directors of Tianshi International ratified and approved the Tiens Yihai Joint Venture Project. Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai, located in Shanghai, P.R.C., was established to conduct research and development, production and marketing of nutrition supplement products, home care and personal care products. As of June 30, 2005, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

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

Revenue recognition
-------------------

The Company recognizes revenue from domestic sales by distributors in China, net of sales commissions and taxes only, when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. The

Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes as goods are shipped, and cleared by the international customs department.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return product. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

As of June, 2005, Tianshi Engineering, a related company, owned all of the related party distributors which sell the Company's products domestically in China.


Bad debts
---------

The Company's business operations are conducted primarily in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each fiscal year end. However, the Company records a provision for accounts receivable trade which ranges from 0.3% to 0.5% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC.

Inventories
-----------

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of June 30, 2005, the Company had built its inventory up to $8,866,290.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004


                            Six Months Ended June 30,
                                         2005           2004          Change
                                     -----------    -----------    -----------
Revenue                              $31,603,658    $28,015,887         13%
COGS                                 $ 7,655,230    $ 6,617,466    $ 1,037,764
Gross Profit                         $23,948,428    $21,398,421    $ 2,550,007
Gross Profit Margin                       76%            76%
Selling, General and                 $ 5,099,551    $ 2,618,919    $ 2,480,632
Administrative Expenses
Selling, General and Administrative       16%             9%             7%
Expenses as a Percentage of Sales
Net Income                           $13,200,199    $15,241,245        (13%)
Net Profit Margin                         42%            54%           (12%)

REVENUE. For the six months ended June 30, 2005, revenue increased by $3,587,771, or approximately 13%, compared to the corresponding period in 2004. The reasons for the increase are further detailed below and discussed in terms of domestic and international revenues. Revenue is categorized into revenue from domestic and international sales as follows.

Domestic and International Revenue


---------------- ------------------- ------------------- ---------------
    Revenue             Six Months Ended June 30,
---------------- ------------------- ------------------- ---------------
                      2005                  2004          Increase in %
                   ---------- ---------- ----------         ----------

Domestic             $18,313,400        $17,238,110             6%
---------------- ------------------- ------------------- ---------------
International        $13,290,258        $10,777,777            23%
---------------- ------------------- ------------------- ---------------

Domestic sales for the six months ended June 30, 2005 increased slightly compared to those in the corresponding period in 2004. This slight increase was mainly due to: (1) continuously increasing networking sales forces in China; (2) the 70 newly established branches; and (3) the expansion of the Company's market share in markets in which it is involved. Our international sales during the six months ended June 30, 2005, increased by 23% from the corresponding period of 2004. This increase in international sales is mainly comprised of the sales increase of the Company's branches in Greece, the Ukraine and Kenya. The Company believes that this increase was primarily due to the continued and successful marketing of its products internationally since the end of 2002, and a continued growth in worldwide demand for its products. During the fiscal year 2004, the Company experienced a significant sales growth in overseas markets, and this growth was maintained during the first six months of fiscal 2005.

GROSS PROFIT. Consolidated gross profit increased by $2,550,077 for the six months ended June 30, 2005, compared to the corresponding period in 2004. The gross profit margin for the six months ended June 30, 2005 was 76%, which was the same as the percentage for the six months ended June 30, 2004, as a result of sales prices and unit costs remaining approximately the same.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2,480,632 for the six months ended June 30, 2005 from the corresponding period in 2004. The selling and administrative expenses as a percentage of sales increased to 16% for the six months ended June 30, 2005. This increase was mainly attributable to the following items:

o The increase in salary, welfare and employee insurance was mainly due to increased recruiting efforts resulting in hiring new employees, an increase in salary expense due to new hires and an increase in salaries of all current employees to meet market salary rates since August 2004.

o The increase in low cost supplies expense was mainly due to an increase in new employees, and a corresponding increase in the provision of new office space. Meanwhile, the monthly stationary consumption volume of each department also increased.

o The increase in transportation cost was mainly the result of an increase in sales volume as well as the increased cost of fuel. Therefore, the volume of products needed to be transported to domestic and overseas branches and ports increased.

o The increase in R&D expense was primarily due to the increased contribution to further developing new products.

o The increase in entertainment expense was mainly the result of the enlarged operating scale.

o Fuel expense has increased because, to strengthen work efficiency, the Company started encouraging its middle and senior management to buy cars by reimbursing up to $60 of related car expenses per month.

o        The  Company  has  been  actively   searching  for  relevant  qualified
         employees with the help of professional consulting firms, which directly resulted the incurrment of consultancy fees.

o        Tianshi Group  transferred four  manufacturing  workshops to Biological
         Development.    Therefore   the   property    taxes   paid    increased
         correspondingly.

The above 8 categories amount to approximately 93% of the total increase in SG&A, and miscellaneous expenses, such as rental expense and advertising fees, represented the remaining 7% of the increase.

NET INCOME. Net income for the six months ended June 30, 2005 decreased by $2,041,046 from the corresponding period in 2004. This decrease was due primarily to the provision of $1,445,445 for income taxes and $687,164 of other expense. The increase in provision for income taxes was the result of our becoming subject to an annual income tax rate of 7.5%. According to Chinese tax regulation, we were fully exempted from PRC income taxes in 2003 and 2004, and became subject to income tax at a reduced rate of 7.5% in 2005 through 2007. From 2008 onwards, we will be subject to a 15% income tax. One of the two main items contained in other expense was $328,441 of additional taxes and penalties paid by Biological to the PRC government during the first quarter in 2005 as the result of a VAT examination by the local government, and this was a one-time charge. Another item was the $265,508 of interest accrued for the first six months of the 2005 fiscal year according to terms of the long-term loan agreement between Tian Yuan Investment Ltd. and the Company, as more fully described under the caption "Notes Payable" which is under the subsection "Certain Relationships and Related Transactions."

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

Other receivables and note receivable
-------------------------------------

Through our Chinese joint venture, Biological, the Company is owed $7,207,506 and $8,144,740 as of June 30, 2005 and December 31, 2004, respectively, classified as other receivables from related parties. These receivables have been generated by the Company making various cash advances, short-term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

Accounts payable
----------------

Accounts payable due to related parties were $217,652 and $209,199 as of June 30, 2005 and December 31, 2004, respectively. These amounts were generated from the purchases of raw materials, rent expense and transportation cost.

Other payables
--------------

As of June 30,  2005 and  December  31,  2004,  we had  $775,641  and  $945,274,
respectively, classified as other payables due to related parties. These amounts arose from cash advances from related parties for payment of management fees due to related parties and various non-operational transactions incurred with related parties.

On March 25, 2005 Tianshi International entered into a loan agreement with a company owned by Mr. Li, Jinyuan, pursuant to which Tianshi International borrowed $300,000. The loan is non-interest bearing and is due on June 25, 2005. As of June 30, 2005, this loan had not been repaid. The Company expects to satisfy its repayment obligation after it receives a dividend from Biological.

Note Payable
------------

On September 10, 2004, in order to fund the capital contribution due to Tiens Yihai Co., Ltd. ("Tiens Yihai"), Tianshi International entered into a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million. Mr. Li Jinyuan, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semiannual installments of each US $1,065,742 on the last day of each June, December commencing on December 31, 2006 and ended June 30, 2011. The interest payment will be paid on the outstanding and unpaid principal amount of the loan at an annual interest rate of 5% on the last business day of each June and December commencing on December 31, 2004. No interest payments have made as of June 30, 2005 and accrued interest payable to Tianyuan Capital amounted $428,824 and $163,316 on June 30, 2005 and December 31, 2004, respectively.

Rent expense
------------

On June 30, 2003, we entered into a written lease agreement with Tianshi Group to pay annual rent on facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $316,037 and $287,618 for the six months ended June 30, 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

For the six  months  ended  June  30,  2005,  net  cash  provided  by  operating
activities  was  $18,096,068,   net  cash  used  in  investing   activities  was
$3,316,126, and net cash used in financing activities was $3,034,053.

For the six  months  ended  June  30,  2004,  net  cash  provided  by  operating
activities  was  $10,147,892,   net  cash  used  in  investing   activities  was
$7,979,558, and net cash used in financing activities was $5,579,581.

Net cash provided by operating activities increased by $7,948,176 to $18,096,068 for the six months ended June 30, 2005, representing an increase of approximately 78% compared to $10,147,892 of net cash provided by operating activities for the corresponding period in 2004. The increase in cash flow from operating activities primarily reflects the decrease in accounts receivable-related party and the increase in advance from customers-related party. Compared to the increase in accounts receivable-related party for the six months ended June 30, 2004, $5,953,748, the accounts receivable-related party for the six months ended June 30, 2005 decreased by $6,309,636, since Biological collected more money from customers. Management believes that this was mainly due to the Company's strengthened internal control procedures and shortened payoff periods. Compared to the decrease in advances from customers-related parties for the six months ended June 30, 2004, $5,138,892, the advances from customers-related parties for the six months ended June 30, 2005 increased by $5,868,393, since more overseas customers made prepayments to Biological in order to make sure that they could get enough products to meet the increasing overseas market demands. The increase in net cash provided by operating activities was also offset by the increase in inventories.

Compared to the six months ended June 30, 2004, the net cash used in investing activities as of June 30, 2005 decreased by $4,663,432, since there was not any long-term investment for the six months ended June 30,2005. The increase in purchase of equipment was mainly due to the purchase of fixed assets and construction in progress by Development and Yihai.

Net cash used in financing activities decreased by $2,545,528 to $3,034,053 for the six months ended June 30, 2005, compared to $5,579,581 of net cash used in financing activities for the same period of 2004. The main reason for the decrease was due to the Company's repayment of 90% of the Company's long term debt.

As of June 30, 2005 and December 31, 2004, Tiens had cash of $50,990,760 and $39,243,872, respectively, an increase of $11,746,888. 59.5% of the cash was held in the bank account of Biological and 39.8% in the bank account of Yihai. There was about $20 million in Yihai. The balance of the cash split between the two accounts was mainly in Biological, which balance is the retained earnings accumulated from the previous years. Among the cash held by Biological, approximately $23.0 million is the dividend payable by Biological to Tianshi International. Biological is expected to pay approximately $23.0 million of a dividend to Tianshi International upon the approval from the Chinese Foreign Currency Control Bureau. Once it receives the approval and completes all the necessary procedures, the dividend will be paid to Tianshi International, which may reinvest the money into Yihai.

The inventories at June 30, 2005 increased sharply by $4,298,872, compared to $4,567,418 for the twelve months ended December 31, 2004. From our historical sales trend, the third quarter is normally the quarter with the highest sales revenue in the fiscal year. Furthermore, we established 70 new branches for the six months ended June 30, 2005, which new branches required inventories to be reserved. Therefore, more inventories, including finished goods, raw materials, packaging materials, work-in-process, and low cost supplies, were built up at the end of the second quarter in 2005.

Going forward, our primary requirements for cash consist of: (1) the continued production of existing products and general overhead and personnel related expenses to support these activities; (2) continued promotion of networking sales activities pertaining to our attempt to increase related revenues; and (3) the development costs of new products; (4) construction and development of Tiens Yihai; (5) expansion of production scale along with the Company's fast growing market. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2005 fiscal year.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

The Company's operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells 50% of the Company's products in China using the Chinese Renminbi ("RMB") as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.

On July 21, 2005, the Chinese government approved the increase in the valuation of RMB against the US dollar by 2%. The increase in the valuation of RMB may increase the Company's reported net income since it is reported in US dollars. Due to the speculation by the management of the Company that the RMB will be re-valued upward against the US dollar, it has exchanged most of its US dollars into RMB. Therefore, the Company is not much affected by the revaluation currently. However, in the future, it may have an adverse effect on the export of products. For example, a product of RMB 7000 was worth US$847 before RMB was revalued, and it is worth $861 after the revaluation. If the product price remains the same, the companies and individuals who sell the product to the end user would have to bear the difference between these two prices. The net profit would be lowered by 2% for each product. On the other hand, if the product price is increased, the number of end users will decrease, which will adversely affect our sales volume.

Currently, we have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005, the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(b)      Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 15, 2005                    TIENS BIOTECH GROUP (USA), INC.

                                        By: /s/ Jinyuan Li
                                           -------------------------------------
                                           Jinyuan Li
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

Dated:  August 15, 2005
                                        By: /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Financial Officer)