Form 10KSB/A
period 2004-12-31
TIENS BIOTECH GROUP USA INC
filed 2005-09-16
CIK 1168556

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                               Amendment No. 2 to
                                   FORM 10-KSB

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

There were 71,333,586 shares of the Company's common stock outstanding on September 15, 2005.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

DOCUMENTS INCORPORATED BY REFERENCE - None

                                EXPLANATORY NOTE

     We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 to amend our disclosure under Part II,
Item 8A. We filed Amendment No. 1 to our Annual Report on Form 10-KSB on August 11, 2005. Except as specifically referenced herein, this Amendment No. 2 to our Annual Report on Form 10-KSB/A does not reflect any event occurring subsequent to March 31, 2005, the filing date of the original report.

PART II

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

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

3.1            Certificate of Incorporation of MIA Acquisition Corp. (2)
-------------- -----------------------------------------------------------------

3.2            By-laws of MIA Acquisition Corp (2)
-------------- -----------------------------------------------------------------

3.3 Certificate of Amendment to Certificate of Incorporation of MIA Acquisition Corp. changing the company's name to Strategika (2)
-------------- -----------------------------------------------------------------

4.1            Specimen Stock Certificate (2)
-------------- -----------------------------------------------------------------

10.1           Stock Purchase Agreement, dated February 11, 2002, by and between
               Rene Larrave and MIA Acquisition Corp. (2)
-------------- -----------------------------------------------------------------
14             Code of Ethics (1)
-------------- -----------------------------------------------------------------

23.1 Consent of Independent Accountants, Moore Stephens Wurth Frazer and Torbet, LLP (3)
-------------- -----------------------------------------------------------------

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

31.2* Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

32.1* Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

32.2* Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

*  Filed herewith

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 and incorporated by reference.

(2) Filed as an exhibit to the Registrant's Form 10SB filed with the Securities and Exchange Commission on March 7, 2002 and incorporated by reference.

(3) Filed as an exhibit to the Registrant's Amendment No. 1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on August 11, 2005 and incorporated by reference.

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

Date: September 16, 2005


                                        By: /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Date: September 16, 2005