Form 10-Q
period 2005-09-30
TIENS BIOTECH GROUP USA INC
filed 2005-11-14
CIK 1168556

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2005.

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 71,333,586 shares of the Registrant's Common Stock issued and outstanding on November 11, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act). Yes |_| No |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

                         TIENS BIOTECH GROUP (USA), INC.
                               Index to Form 10-Q

Part I.  Financial Information

         Item 1.  Condensed Financial Statements (unaudited)

         Consolidated Balance Sheets
               as of September 30, 2005 and December 31, 2004

         Consolidated Statements of Income and Other Comprehensive Income for the three months and the nine months ended September 30, 2005 and 2004

         Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2005 and 2004

         Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2005 and 2004

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

         Item 6.  Exhibits


                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                     ASSETS
                                     ------
                                                                           September 30    December 31
                                                                               2005           2004
                                                                           ------------   ------------
                                                                            (Unaudited)     (Audited)
                                                                           ------------   ------------
CURRENT ASSETS:
    Cash                                                                   $ 52,006,277   $ 39,243,872
    Accounts receivable - related parties, net of allowance for doubtful accounts of $31,145 at September 30, 2005 and $30,442 at
      December 31, 2004, respectively                                         5,313,533      6,058,021
    Other receivables                                                            32,108        529,036
    Other receivables and note receivable - related parties                  15,128,016      8,144,740
    Inventories                                                               9,059,319      4,567,418
                                                                           ------------   ------------
      Total current assets                                                   81,539,253     58,543,087
                                                                           ------------   ------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                                    24,387,551     20,200,806
                                                                           ------------   ------------

OTHER ASSETS:
    Intangible assets, net                                                      499,805        469,765
    Employee advances                                                           498,293         75,212
    Deposits                                                                  5,760,974      4,230,063
                                                                           ------------   ------------
      Total other assets                                                      6,759,072      4,775,040
                                                                           ------------   ------------
         Total assets                                                      $112,685,876   $ 83,518,933
                                                                           ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                       $  3,279,324   $  1,791,019
    Accounts payable - related parties                                          247,244        209,199
    Advances from customers - related parties                                   742,956        673,349
    Other taxes payable                                                       1,357,539        623,113
    Accrued liabilities                                                         715,464        428,839
    Other payable - related parties                                           1,349,833        945,274
    Distribution payable to minority interest shareholder                     3,084,796           --
    Current portion of long term debt                                              --          155,442
                                                                           ------------   ------------
      Total current liabilities                                              10,777,156      4,826,235

NON-CURRENT LIABILITIES:
    Note payable - related party                                             10,657,742     10,657,742
                                                                           ------------   ------------

         Total liabilities                                                   21,434,898     15,483,977
                                                                           ------------   ------------

MINORITY INTEREST                                                             7,274,290      7,512,057
                                                                           ------------   ------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares authorized,
      71,333,586 issued and outstanding                                          71,334         71,334
    Paid-in-capital                                                           8,842,009      8,842,009
    Statutory reserves                                                        9,420,783      9,420,783
    Retained earnings                                                        63,605,883     42,200,940
    Accumulated other comprehensive gain (loss)                               2,036,679        (12,167)
                                                                           ------------   ------------
      Total shareholders' equity                                             83,976,688     60,522,899
                                                                           ------------   ------------
         Total liabilities and shareholders' equity                        $112,685,876   $ 83,518,933
                                                                           ============   ============



The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                 3 months ended September 30    9 months ended September 30
                                                ----------------------------   ----------------------------
                                                    2005            2004           2005            2004
                                                 (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                ------------    ------------   ------------    ------------
REVENUE - RELATED PARTIES                       $ 19,126,809    $ 18,058,888   $ 50,730,467    $ 46,074,775

COST OF SALES                                      4,954,198       4,304,640     12,609,428      10,922,106
                                                ------------    ------------   ------------    ------------

GROSS PROFIT                                      14,172,611      13,754,248     38,121,039      35,152,669

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES      2,795,414       2,437,047      7,894,965       5,055,967
                                                ------------    ------------   ------------    ------------

INCOME FROM OPERATIONS                            11,377,197      11,317,201     30,226,074      30,096,702

OTHER (EXPENSE) INCOME, NET                         (126,969)        205,357       (814,133)        523,063
                                                ------------    ------------   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST                             11,250,228      11,522,558     29,411,941      30,619,765

PROVISION FOR INCOME TAXES                           869,769            --        2,315,214            --
                                                ------------    ------------   ------------    ------------

INCOME BEFORE MINORITY INTEREST                   10,380,459      11,522,558     27,096,727      30,619,765

MINORITY INTEREST                                  2,175,715       2,327,913      5,691,784       6,183,873
                                                ------------    ------------   ------------    ------------

NET INCOME                                         8,204,744       9,194,645     21,404,943      24,435,892

OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustment       2,047,847            --        2,048,846            --
                                                ------------    ------------   ------------    ------------

COMPREHENSIVE INCOME                            $ 10,252,591    $  9,194,645   $ 23,453,789    $ 24,435,892
                                                ============    ============   ============    ============

Weighted average number of shares outstanding     71,333,586      71,872,975     71,333,586      71,957,327
                                                ============    ============   ============    ============

Earnings per share, basic and diluted           $       0.14    $       0.13   $       0.33    $       0.34
                                                ============    ============   ============    ============










The accompanying notes are an integral part of this statement.


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                             Number           Common          Paid-in         Statutory
                                           of shares          stock           capital          Reserve
                                         -------------    -------------    -------------    -------------
                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                         -------------    -------------    -------------    -------------
BALANCE December 31, 2003, audited          71,998,586    $      71,334    $   8,842,009    $   3,730,137

   Cancellation of shares                     (665,000)            --               --               --
   Net income                                     --               --               --               --
   Receipt of stock receivable                    --               --               --               --
                                         -------------    -------------    -------------    -------------
BALANCE, September 30, 2004, unaudited      71,333,586           71,334        8,842,009        3,730,137

   Net income                                     --               --               --               --
   Adjustment to statutory reserve                --               --               --          5,690,646
   Foreign currency translation loss              --               --               --               --
                                         -------------    -------------    -------------    -------------
BALANCE, December 31, 2004, audited         71,333,586           71,334        8,842,009        9,420,783

   Net income                                     --               --               --               --
   Foreign currency translation gain              --               --               --               --
                                         -------------    -------------    -------------    -------------
BALANCE, September 30, 2005, unaudited      71,333,586    $      71,334    $   8,842,009    $   9,420,783
                                         =============    =============    =============    =============

                                                                            Accumulated
                                                                               other
                                           Retained          Stock         comprehensive
                                           earnings        receivable      income (loss)       Totals
                                         -------------    -------------    -------------    -------------
                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                         -------------    -------------    -------------    -------------

BALANCE December 31, 2003, audited       $  20,453,290    $      (6,650)   $      (3,928)   $  33,086,192

   Cancellation of shares                         --               --               --               --
   Net income                               24,435,892             --               --         24,435,892
   Receipt of stock receivable                    --              6,650             --              6,650
                                         -------------    -------------    -------------    -------------
BALANCE, September 30, 2004, unaudited      44,889,182             --             (3,928)      57,528,734

   Net income                                3,002,404             --               --          3,002,404
   Adjustment to statutory reserve          (5,690,646)            --               --               --
   Foreign currency translation loss              --               --             (8,239)          (8,239)
                                         -------------    -------------    -------------    -------------
BALANCE, December 31, 2004, audited         42,200,940             --            (12,167)      60,522,899

   Net income                               21,404,943             --               --         21,404,943
   Foreign currency translation gain              --               --          2,048,846        2,048,846
                                         -------------    -------------    -------------    -------------
BALANCE, September 30, 2005, unaudited   $  63,605,883    $        --      $   2,036,679    $  83,976,688
                                         =============    =============    =============    =============




The accompanying notes are an integral part of this statement.


                      TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                     2005            2004
                                                                 ------------    ------------
                                                                  Unaudited       Unaudited
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 21,404,943    $ 24,435,892
    Adjustments to reconcile net income  to cash
      provided by operating activities:
       Minority interest income                                     5,691,784       6,183,873
       Depreciation                                                 1,231,056       1,021,882
       Amortization                                                    66,493          35,823
       (Gain) loss on sale of equipment                               (81,997)         61,009
      (Increase) decrease in assets:
       Accounts receivable - related parties                          598,697      (9,535,479)
       Other receivables                                              496,928        (243,888)
       Other receivables and note receivable - related parties     (9,828,031)      6,756,857
       Inventories                                                 (4,491,901)       (993,589)
       Intangible assets                                              (87,056)           --
       Employee advances                                             (423,081)        749,199
       Deposits                                                    (1,530,911)       (170,308)
      Increase (decrease) in liabilities:
       Accounts payable                                             1,488,305        (577,187)
       Accounts payable - related parties                              38,045        (758,570)
       Advances from customers - related parties                       69,607      (5,141,661)
       Other taxes payable                                            734,426         117,755
       Accrued liabilities                                            286,625         (21,721)
       Other payables - related parties                               404,559        (309,566)
                                                                 ------------    ------------
         Net cash provided by operating activities                 16,068,491      21,610,321
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of equipment                                   25,380          65,129
    Purchase of equipment                                          (5,224,870)     (1,508,242)
                                                                 ------------    ------------
         Net cash used in investing activities                     (5,199,490)     (1,443,113)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in stock receivable                                         --             6,650
    Payments, net of borrowings on short term notes payable          (155,442)     (5,324,000)
    Borrowings on long term debt                                         --        10,477,942
                                                                 ------------    ------------
         Net cash (used in) provided by financing activities         (155,442)      5,160,592
                                                                 ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             2,048,846            --
                                                                 ------------    ------------

INCREASE IN CASH                                                   12,762,405      25,327,800

CASH, beginning of period                                          39,243,872      12,725,043
                                                                 ------------    ------------

CASH, end of period                                              $ 52,006,277    $ 38,052,843
                                                                 ============    ============

The accompanying notes are an integral part of this statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Background

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens"), formerly known as Strategika, Inc. ("Strategika"), was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., and subsequently to Strategika in February 2002.

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

Tiens is owned 4.91% by public stockholders,  2.8% by officers and 92.29% by Mr.
Li Jinyuan. Tiens owns 100% of Tianshi International. Tianshi International owns
80% of Biological and 99.4% of Tiens Yihai.

Tianshi  Group is owned 90% by Mr. Li Jinyuan  and 10% by his  daughter,  Ms. Li
Baolan. Tianshi Group owns 87.66% of Tianshi  Pharmaceuticals and 51% of Tianshi
Engineering.  Tianshi  Pharmaceuticals  owns 20% of Biological  and 0.6% of Co.,
Ltd. ("Tiens Yihai").

Ms.  Li  Baolan   owns  49%  of  Tianshi   Engineering   and  7.29%  of  Tianshi
Pharmaceuticals.

Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.

Note 2 - Summary of significant accounting policies

The reporting entity
--------------------

The financial statements in the Strategika filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:

                                                                              Percent
                         Subsidiary                                        Of Ownership
------------------------------------------------------------------------   ------------
Tianshi International Holdings Group, Ltd         British Virgin Islands         100.0%
Tianjin Tianshi Biological Development Co., Ltd   P.R.C.                          80.0%
Tiens Yihai Co. Ltd.                              P.R.C.                          99.4%


Tianshi International is a corporation organized under the laws of the British Virgin Islands. Tianshi International is a holding company for Tiens 80% investment in Biological and its 99.4% investment in Tiens Yihai.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $2,036,679 and $(12,167) as of September 30, 2005 and December 31, 2004, respectively. The balance sheet amounts with the exception of equity at September 30, 2005 were translated at 8.07 RMB to $1.00 USD as compared to
8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.22 RMB for the nine months ended September 30, 2005 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2005 and 2004.

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

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of September 30, 2005, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)
-------------------------

The provision for income taxes for the nine months ending September 30 consisted of the following:

                                                         2005           2004
                                                     ------------   ------------
Provision for China Income Tax                       $  2,315,214   $       --
                                                     ------------   ------------
      Total provision for income taxes               $  2,315,214   $       --
                                                     ============   ============



The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                         2005           2004
                                                      ----------     ----------
U.S. Statutory rates                                        34.0%          34.0%
Foreign income not recoginized in USA                      (34.0)         (34.0)
China income taxes                                           7.5           --
                                                      ----------     ----------
      Total provision for income taxes                       7.5%            -%
                                                      ==========     ==========


Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $1,231,056 and $1,021,882, respectively.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, (continued)

Plant and equipment, net, (continued)
-------------------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2005, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at:

                                         September 30, 2005    December 31, 2004
                                         ------------------   ------------------
Buildings and improvements               $       11,575,659   $        7,962,799
Office facilities                                   296,550              162,522
Computer equipment and software                   1,265,036              782,846
Equipment                                         6,831,171            6,514,151
Vehicles                                          3,653,518            2,771,364
Construction in progress                          6,009,748            6,023,223
                                         ------------------   ------------------
              Total                              29,631,682           24,216,905
Less accumulated depreciation                     5,244,131            4,016,099
                                         ------------------   ------------------
              Total                      $       24,387,551   $       20,200,806
                                         ==================   ==================


Cash and concentration of risk
------------------------------


Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at September 30, 2005 and December 31, 2004 amounted to $52,006,277 and $39,243,872, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.


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

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations for the nine months ended September 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following:


                                                   September 30,    December 31,
                                                        2005            2004
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)
                                                   -------------   -------------
Raw materials                                      $   4,730,219   $   2,246,493
Work-in-progress                                          66,328         284,458
Finished goods                                         4,262,772       2,036,467
                                                   -------------   -------------
                                                   $   9,059,319   $   4,567,418
                                                   =============   =============


Note 5 - Deposits-non current

The Company as of September 30, 2005 and December 31, 2004 had outstanding deposits of $5,760,974 and $4,230,063, respectively. The Company has deposited $3.59 million with a local government agency to acquire the land use right for land in Shanghai in connection with its joint venture project described in note
10. The land use right is for a term of 50 years and as of September 30, 2005, the Company has not legally acquired the right from the government. The deposit is non refundable. The balance represents deposits with vendors for purchases of equipment and construction in progress.

Note 6 - Supplemental disclosure of cash flow information

Income taxes paid for the nine months ended September, 2005 amounted to $1,445,440. No income taxes were paid for the nine months ended September, 2004. Interest paid amounted to $433,353 and $256,622 for the nine months ended September 30, 2005 and 2004, respectively.

The Company offset $2,913,525 of its dividend payable due to its minority shareholder against other receivables due from related parties.

Note 7 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the periods ended September 30, 2005 and 2004.

The weighted average number of shares used to calculate EPS for the period ended September 30, 2005 (71,333,586) and 2004 (71,957,327) reflect only the shares outstanding for those periods.

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

Related party sales amounted to $50,730,467 and $46,074,775 for the periods ended September 30, 2005 and 2004 which represent 100% of total sales for the periods then ended. Related party accounts receivable related to these sales amounted to $5,313,533 and $6,058,021 as at September 30, 2005 and December 31, 2004, respectively, net of an allowance for doubtful accounts of $31,145 and $30,442, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Related party transactions, (continued)

Other receivables and note receivable
-------------------------------------

The Company  through its  Chinese  joint  venture,  Tianjin  Tianshi  Biological
Development  Co.,  Ltd.,  is  owed  additional   amounts   classified  as  other
receivables  and  notes   receivables  from  various  related  parties  totaling
$15,128,016  and  $8,144,740  as of  September  30, 2005 and  December 31, 2004,
respectively and consisted of the following:


                                                   September 30,    December 31,
                                                        2005            2004
                                                   -------------   -------------
Tianjin Juchao Commercial and Trading Co., Ltd     $     318,360   $     311,160
Tianjin Tianshi Biological Engineering Co., LTD       10,960,504       1,710,446
Tianjin Tianshi Pharmaceuticals Co., LTD                    --         2,590,630
Tianjin Tianshi Group Co., Ltd                         3,849,152       3,532,504
                                                   -------------   -------------
            Total                                  $  15,128,016   $   8,144,740
                                                   =============   =============


On September 1, 2005, the Company issued a short-term note to Tianshi Engineering in the amount of RMB 15, 000,000, translated to $1,857,000. The note is interest free and will be due on December 31, 2005. On September 1, 2005, the Company issued a short-term note to Tianshi Group in the amount of RMB 8,000,000, translated to $990,400. The note bears an annual interest rate of 5.22% and will be due on December 31, 2005.

Other receivables are generated by the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

Accounts payable
----------------

Accounts payable due to related parties amounted to $247,244 and $209,199 at September 30, 2005 and December 31, 2004, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables
--------------

The Company has amounts classified as other payables due to related parties which amounted to $1,349,833 and $945,274 as of September 30, 2005 and December 31, 2004, respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

The Company borrowed $300,000 from a related company during the second quarter. The amount borrowed is non-interest bearing and was due on June 25, 2005. The loan was paid off in September 2005.

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

The principal of the loan will be paid in ten consecutive semiannual installments of $1,065,742 on the last day of each June and December commencing December 31, 2006, and ending December 31, 2011. The first interest payment was to be paid on December 31, 2004 at an annual interest rate of 5%. Accrued interest of $429,293 at June 30, 2005 was paid during the quarter ending September 30, 2005. Accrued interest expense for the three months ended September 30, 2005 amounted to $135,777 and will be paid by the end of December 2005. The principal payment requirements for the next five years are as follows:

    Ending
September 30,              Amount
-------------           -----------
     2006               $      --
     2007                 1,065,000
     2008                 2,130,000
     2009                 2,130,000
     2010                 2,130,000
  Thereafter              3,202,742


Rent expense
------------

On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003.

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $504,470 and $460,748 for the nine months ended September 30, 2005 and 2004, respectively.

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


                             TIANSHI             MINORITY
     Date                 INTERNATIONAL        SHAREHOLDER            Totals
-------------------       -------------       -------------       -------------

March 22, 2004        RMB    82,430,670    RMB   20,607,668   RMB   103,038,338
June 30, 2004                80,525,905          20,131,476         100,657,381
December 31, 2004           100,000,000          25,000,000         125,000,000
Amount paid                (182,430,670)        (65,739,144)       (248,169,814)
                          -------------       -------------       -------------
Outstanding at
  December 31, 2004          80,525,905                --            80,525,905

June 30, 2005               195,985,153          48,996,288         244,981,441
Amount paid                 (49,105,499)        (24,078,713)        (73,184,212)
                          -------------       -------------       -------------
Outstanding at
 September 30, 2005   RMB   227,405,559   RMB    24,917,575   RMB   252,323,134
                          =============       =============       =============
                      USD    28,152,808   USD     3,084,796   USD    31,237,604
                          =============       =============       =============






Prior to June 30, 2005, the amounts paid to Tianshi International had been used to invest in its investment Tiens Yihai Co., Ltd described in note 10. Dividends were declared during June 2005 and $6,000,000 was paid to Tianshi International during the quarter ending September 30, 2005. At September 30, 2005, this amount remains in the cash accounts of Tianshi International. The remaining amount of the dividend payable was eliminated in the consolidation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether the Company is able to manage its planned growth efficiently and operate profitable operations, including whether its management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether the Company is able to generate sufficient revenues or obtain financing to sustain and grow its operations; and (d) whether it is able to successfully fulfill its requirements for cash which are explained below under "Liquidity and Capital Resources". Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

Unless otherwise required by applicable law, the Company does not undertake, and the Company specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

Tiens Biotech Group (USA), Inc. ("Tiens USA") conducts its main business operations through its 80%-owned subsidiary Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), which is based in Tianjin, People's Republic of China (PRC). Tiens USA and its subsidiaries are referred to collectively herein as the "Company." The Company researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products, and personal care products. The
Company derives its revenues principally from product sales to affiliated companies around the world. The Company has developed and produced seven major product series, six of which are nutrition supplement products. The seventh series is personal care products. The Company develops its products at its product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. The Company has obtained all required certificates and approvals from government regulatory agencies to manufacture its products in China, including a Certificate of Good Manufacturing Practices (GMP) issued by the State Drug Administration and a Sanitary Certificate for food manufacturers in China ("Jin (Wuqing) Wei Shi Zheng Zi" 2004, No. 0049) and a Sanitary Certification for wellness products manufacturers ("Jin Wei Jian Zheng Zi" 2004, No. 0006) issued by the PRC Ministry of Health. In addition, all of the Company's products have been certified by appropriate government regulatory agencies, including the State Food and Drug Administration (SFDA) and the Bureau of Technical Supervision, for manufacture and sale in China.

In China, the Company conducts the marketing and sales of its products through its affiliated company, Tianjin Tianshi Biological Engineering Co., Ltd. ("Tianshi Engineering"), a company incorporated in China. Tianshi Engineering markets and sells the Company's products in China through its sixty-seven branches, representative offices and chain stores, and nine domestic affiliated companies. Six of the nine domestic affiliated companies are 51% owned by Tianshi Engineering and 49% by Ms. Baolan Li, the daughter of Mr. Jinyuan Li, the Company's Chairman and Chief Executive Officer. The other three domestic affiliated companies are owned by Ms. Baolan Li and Mr. Li's other immediate family members. Outside of China, the Company sells its products through an extensive direct sales force, or multi-level marketing sales force, of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. These affiliates are located in approximately 90 countries, including the United States, India, Malaysia, Indonesia, Canada, Peru, Brazil, Russia, Kazakhstan, Mongolia, Finland, Lithuania, Britain, Germany, France, Romania, Ukraine, Portugal, Turkey, Italy, Nigeria, Ghana, South Africa and Australia. The Company's direct sales marketing scheme is subject to governmental regulation in each of these countries.

In April 2004, the Company's wholly-owned subsidiary, Tianshi International Holdings Group Ltd., a corporation organized under the laws of the British Virgin Islands ("Tianshi International"), entered a joint venture contract with Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company in which the majority shareholder is Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a company organized under the PRC laws, to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). Tianshi Group is 90% owned by Mr. Jinyan Li and 10% owned by Mr. Li's daughter, Ms. Baolan Li. On September 15, 2004, the Board of Directors of Tianshi International ratified and approved the Tiens Yihai Joint Venture Project. Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai, located in Shanghai, PRC, was established to conduct research and development, produce and market nutrition supplement products, home care and personal care products. As of September 30, 2005, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

The Company receives administrative support from Tianshi Group in the form of administrative services and use of office space. The Company pays Tianshi Group 1% of its annual sales income (excluding value added taxes, or "VAT") for administrative services (except for services provided by the officers of Tianshi Group).

A summary of the Company's organization is described as follows:

Tiens USA is owned 4.91% by public stockholders,  2.8% by officers and 92.29% by
Mr.  Jinyuan  Li.  Tiens  USA  owns  100%  of  Tianshi  International.   Tianshi
International owns 80% of Biological and 99.4% of Tiens Yihai.

Tianshi Group is owned 90% by Mr. Jinyuan Li and 10% by his daughter, Ms. Baolan Li. Tianshi Group owns 87.66% of Tianshi Pharmaceuticals and 51% of Tianshi Engineering. Tianshi Pharmaceuticals owns 20% of Biological and 0.6% of Tiens Yihai.

Ms.   Baolan  Li  owns  49%  of  Tianshi   Engineering   and  7.29%  of  Tianshi
Pharmaceuticals.

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


Revenue recognition
-------------------

The Company recognizes revenue from domestic sales by distributors in China, net of sales commissions and taxes, when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. The Company recognizes revenue from international (non-Chinese) sales to both affiliated and unaffiliated third parties, net of commissions and taxes, when goods are shipped and cleared by the international customs department.

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

As of September 30, 2005, Tianshi Engineering, an affiliated company, owned all of the related party distributors which sell the Company's products domestically in China.

Bad debts
---------

The Company's business operations are conducted primarily in China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each fiscal year end. The
Company records a provision for accounts receivable trade which ranges from 0.3% to 0.5% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in China.

Inventories
-----------

The Company records reserves against its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserves could be required.
Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold.


RESULTS OF  OPERATIONS  FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER  30, 2005
COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                                            Three Months Ended                        Nine Months Ended
                                              September 30,                              September 30,
                                          2004             2005         Change       2004             2005         Change
                                      ------------     ------------    --------  ------------     ------------    --------
Revenue                               $ 19,126,809     $ 18,058,888        5.9%  $ 50,730,467     $ 46,074,775       10.1%

Cost of Sales                         $  4,954,198     $  4,304,640       15.1%  $ 12,609,428     $ 10,922,106       15.5%
Gross Profit                          $ 14,172,611     $ 13,754,248        3.0%  $ 38,121,039     $ 35,152,669        8.4%
Gross Profit Margin                           74.1%            76.2%                     75.1%            76.3%
Selling, General and Administrative   $  2,795,414     $  2,437,047       14.7%  $  7,894,965     $  5,055,967       56.2%
Expenses
Selling, General and Administrative           14.6%            13.5%       1.1%          15.6%            11.0%       4.6%
Expenses as a Percentage of Sales
Other Income (Expense), Net           ($   126,969)    $    205,357     (161.8%) $   (814,133)    $    523,063     (255.7%)
Provision for Income Taxes            $    869,769             --           N/A  $  2,315,214             --           N/A
Net Income                            $  8,204,744     $  9,194,645      (10.8%) $ 21,404,943     $ 24,435,892      (12.4%)
Net Profit Margin                             42.9%            50.9%      (8.0%)         42.3%            53.0%     (10.7%)

REVENUE. For the three months ended September 30, 2005, revenue was $19.1 million compared to $18.1 million for the same period in 2004, an increase of 5.9%. For the nine months ended September 30, 2005, revenue was $50.7 million compared to $46.1 million for the same period in 2004, an increase of 10.1%. The breakdown of revenue between domestic and international sales is as follows.


Domestic and International Revenue
----------------------------------

                    Three Months Ended                     Nine Months Ended
                       September 30,                          September 30,
Revenue             2004          2005       Change        2004          2005       Change
-------------   -----------   -----------   --------   -----------   -----------   --------
Domestic        $ 9,181,333   $ 6,183,549      48.5%   $27,494,733   $23,421,659      17.4%
International   $ 9,945,476   $11,875,339     (16.3)%  $23,235,734   $22,653,116       2.6%

For the three months ended September 30, 2005, domestic revenue increased to $9.2 million, or 48.5% compared to $6.2 million for the same period in 2004. Domestic sales for the nine months ended September 30, 2005 increased to $27.5 million from $23.4 million, or 17% compared to the same period in 2004. The increase reflects a significant increase in the demand for the Company's products in China, resulting from the increase in the Company's networking sales forces in China and the establishment of 44 new branches in China.

For the three months ended September 30, 2005, international sales decreased to $9.9 million, or (16.3%) compared to $11.9 million for the same period in 2004. The sharp increase in sales in China during the third quarter in 2005 resulted in the overall market demand for the Company's products exceeding its production capability. In order to maintain a stable market share in the competitive Chinese market, the Company decided to meet the domestic market demand first. Therefore, the overseas market demand could not be fully satisfied.

The Company's international sales during the nine months ended September 30, 2005 was $23.2 million compared to $22.7 million for the same period in 2004, an increase of 3%. This reflects a slight increase in sales in Africa and Russia during that period.

COST OF SALES. Cost of sales for the three months ended September 30, 2005 increased to $5.0 million, or 15.1% compared to $4.3 million for the same period in 2004. For the nine months ended September 30, 2005 cost of sales was $12.6 million compared to $10.9 million for the same period in 2004, an increase of 15.5%. The increase was primarily due to the increased overhead for expanding the Company's production space and hiring more production workers.

GROSS PROFIT. Gross profit increased to $14.2 million for the three months ended September 30, 2005, or 3.0%, compared to $13.8 million for the same period in 2004. For the nine months ended September 30, 2004, gross profit increased by 8.4% to $38.1 million, compared to $35.2 million for the same period in 2004. The gross profit margins for the three months and nine months ended September 30, 2005 were 74.1% and 75.1%, respectively, compared to 76.2% and 76.3% for the same periods in 2004, respectively. This 1 to 2% decrease was primarily due to normal fluctuations in costs for materials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.8 million for the three months ended September 30, 2005, or 14.7%, compared to $2.4 million for the same period in 2004. For the nine months ended September 30, 2005, selling, general and administrative expenses increased to $7.9 million, or 56.2% compared to $5.1 million for the same period in 2004. This sharp increase for the third quarter reflects the steps the Company has taken to support an increase in future sales, and was mainly attributable to:

o an increase in head count, resulting in an increase in related salary, welfare and insurance costs. In addition, the Company increased salaries of existing employees to meet market salary rates; and

o an increase in low cost supplies expense relating to additional office space required by the additional employees.

The selling and administrative expenses as a percentage of sales increased to 14.6% and 15.6% for the three and nine months ended September 30, 2005, respectively, from 13.5% and 11.0% for the same periods in 2004, respectively.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $0.1 million and $0.8 million of expense for the three and nine months ended September 30, 2005, respectively, compared to income of $0.2 and $0.5 million for the same periods in 2004, respectively. For the three months ended September 30, 2005, the Company incurred $135,777 of interest relating to the terms of its long-term loan agreement with Tianyuan Capital Development Corp. Ltd., as more fully described under the caption "Certain Relationships and Related Transactions--Notes Payable." For the same loan, the interest incurred to the Company was $401,554 for the nine months ended September 30, 2005. Another significant item included in other expense was $328,441 of additional taxes and penalties paid by the Company to the PRC government during the first quarter in 2005 as the result of a VAT examination by the local government. This was a one-time charge.

PROVISION FOR INCOME TAXES

Provision for income taxes increased to $0.9 million and $2.3 million for the three and nine months ended September 30, 2005, respectively, compared to none for the same periods in 2004. This was due to the Company's operating subsidiary in China, Biological, becoming subject to an annual income tax rate of 7.5% in 2005. In 2003 and 2004, Biological was exempt from paying income taxes in China. From January 1, 2005 through December 31, 2007, Biological is subject to an income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate.

NET INCOME

As a result of the  foregoing  factors,  net income for the three  months  ended
September 30, 2005 was $8.2 million, a decrease of 10.8% compared to $9.2 million for the same period in 2004. For the nine months ended September 30, 2005, net income was $21.4 million, a decrease of 12.4% compared to the same period in 2004. The decrease was primarily the result of increases in other expense and provision for income taxes.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company markets most of its products through various domestic and international affiliated companies that are related to the Company through common ownership by Mr. Jinyuan Li and his immediate family members. Related party sales amounted to 100% of total sales. Internationally, the Company sells its products directly to its overseas affiliates. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related parties. The business operations among these related entities are regulated through internal ordinances. For the domestic market, the Company sells its products to Tianshi Engineering, which in turn sells them on through its 67 representative offices, and 9 other affiliated companies in China. The Company has a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of the Company's products to be sold in China.

Other receivables and note receivable
-------------------------------------

Through Biological, the Company's 80% owned subsidiary, the Company is owed $15,128,016 and $8,144,740 as of September 30, 2005 and December 31, 2004,
respectively, classified as other receivables from related parties. These receivables have been generated by the Company making various cash advances, short-term loans and the allocation of various expenses to related parties. These are recurring transactions.

On September 1, 2005, the Company entered a loan agreement with Tianshi Engineering, to which the Company lent $1,857,000. The loan is non-interest bearing and shall be paid by December 31, 2005. The purpose of the loan was for the market expansion: the initial stage investment for the 44 new branches in China.

On September 7, 2005, the Company entered a loan agreement with Tianshi Group, to which the Company lent $990,400. Tianshi Group shall pay interest to the Company at an annual rate of 5.22%. Both the principal and the interest of the loan shall be paid by December 31, 2005, and $242,000 of the principal of the loan was already paid at the end of September 2005. The purpose of the loan was for the adoption of an Enterprise Resource Planning system and an electronic human resources system.

For the nine months  ended  September  30,  2005,  dividends  payable to Tianshi
Pharmaceuticals   in  the  amount  of  $2,913,525  were  used  to  offset  other receivables from Tianshi Pharmaceuticals.

Accounts payable
----------------

Accounts payable as of September 30, 2005 and December 31, 2004, due to related parties were $247,244 and $209,199 as of September 30, 2005 and December 31, 2004, respectively. These amounts were generated from the purchases of raw materials, rent expense and transportation costs.

Other payables
--------------

Other payables as of September 30, 2005 and December 31, 2004, include $1,349,833 and $945,274, respectively, classified as other payables due to related parties. These amounts arose from cash advances from related parties for payment of management fees due to related parties and various non-operational transactions incurred with related parties.

On March 25, 2005 the Company entered a loan agreement with Tian Yuan Investment Ltd, a company owned by Mr. Jinyuan Li, pursuant to which Tianshi International borrowed $300,000. The loan was non-interest bearing and was paid in September 2005.

Note payable
------------

On September 10, 2004, in order to fund the capital contribution due to Tiens Yihai Co., Ltd. ("Tiens Yihai"), Tianshi International entered a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million. Mr. Jinyuan Li is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan is required to be paid in ten consecutive semiannual installments of each $1,065,774 on June 30 and December 31st of each year, commencing on December 31, 2006 and ending June 30, 2011. Interest is required to be paid on the outstanding and principal amount of the loan at an annual interest rate of 5% on June 30 and December 31, commencing on December 31, 2004. As of September 30, 2005, the $429,293 of interest payment for the period ended June 30, 2005 has been made, and the $135,777 of interest expense for the three months ended September 30, 2005 has been accrued.

Rent expense
------------

On June 30, 2003, the Company entered a written lease agreement with Tianshi Group to pay annual rent on office facilities occupied by the Company at a rate of 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $504,470 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company typically generates positive cash flow from operations due to favorable gross margins. Net cash provided by operating activities decreased to $16.1 million for the nine months ended September 30, 2005, a decrease of approximately 26%, compared to $21.6 million for the same period in 2004. The decrease primarily reflects an increase in inventories and the increase in other receivables and note receivable-related parties, offset by an increase in advance from customers - related parties, and the decrease in accounts receivable from related parties. Compared to the decrease in advances from customers-related parties for the nine months ended September 30, 2004, $5.1 million, the advances from customers-related parties for the nine months ended September 30, 2005 increased by $69,607, since more customers made prepayments to the Company to insure that they could get enough products to meet the increasing market demands. The account receivable - related parties decreased by $598,697 for the nine months ended September 30, 2005; while it increased by $9,535,479 for the nine months ended September 30, 2004. The approximately $10 million difference was mainly the result of the Company's strengthened internal control procedures and shortened payoff periods, resulting in Biological collecting more money from customers.

Compared to the nine months ended September 30, 2004, the net cash used in investing activities as of September 30, 2005 increased by $3.8 million, which was mainly due to the purchase of fixed assets and construction in progress by Biological and Tiens Yihai. About 70% of the increase occurred in Biological, which was primarily for the construction of new production facilities, renewal of production equipment and the purchase of IT equipment.

Net cash used in financing activities was $155,442 for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $5.2 million in the same period for 2004. For the nine months ended September 30, 2005, the Company did not have any new long-term borrowings, and there was no much payment on short term notes payable to make during this period. For the same period in 2004, the Company borrowed $10.5 million in long-term debt, and made a $5 million of payment on short-term notes payable.

As of September 30, 2005 and December 31, 2004, the Company had cash of $52 million and $39 million, respectively, an increase of $12.8 million. Approximately 50% of the cash was held in the bank account of Biological and 39% in the bank account of Tiens Yihai. The balance of the cash, which is accumulated retained earnings, is held by Biological. In the third quarter, 2005, $6 million of dividend was paid by Biologicl to Tianshi International. For the nine months ended September 30, 2005, $5,870,986 was paid by Biological to its minority shareholder, Tianshi Pharmaceuticals, by offsetting account payable due, and $57,565 was paid in cash.

The inventories at September 30, 2005 increased sharply to $9.1 million compared to $4.6 million at December 31, 2004. The increased amount of inventories was mainly due to the increased orders from customers, and the increased number of domestic branches. Tianshi Engineering established 44 new branches for the nine months ended September 30, 2005, which new branches required inventories to be reserved. Therefore, more inventories, including finished goods, raw materials, packaging materials, work-in-process, and low cost supplies, were built up at the end of the third quarter in 2005.

As of September 30, 2005 and December 31, 2004, the Company had accounts payable of $3,279,324 and $1,791,019, respectively. The $1.5 million of increase was mainly due to an increase in purchases of materials due to the increase in sales.

Going forward, the Company's primary requirements for cash consist of:

o the continued production of existing products and general overhead and personnel related expenses to support these activities;
o        continued promotion of networking sales activities;
o        the development costs of new products;
o        construction and development of the business plan for Tiens Yihai, and
o expansion of production scale to meet the demands of the Company's fast growing markets.

The Company anticipates that its current operating activities will enable it to meet the anticipated cash requirements for the 2005 fiscal year.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

On July 21, 2005, the Chinese government approved the increase in the valuation of RMB against the US dollar by 2%. Because the Company reports its revenues in US dollars, changes in the valuation of RMB may impact the Company's net income. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. Currently the Company has not entered agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future.

Item 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officers have concluded, subject to the following paragraph, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by our company in reports that it files or submits under the Exchange Act as accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

During the quarterly period covered by this report, we did not disclose in a timely manner on a current report on Form 8-K two material definitive agreements made outside the ordinary course of business. Our principal executive and financial officers continue to assess whether our disclosure controls and procedures require correction, in light of these circumstances.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not presently involved in litigation that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operation or liquidity.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

The Company's 80% owned subsidiary, Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), entered a Term Loan Agreement, dated September 7, 2005 (the "Tianshi Group Term Loan Agreement"), with Tianjin Tianshi Group Co. Ltd. ("Tianshi Group"), a company incorporated in China and an affiliate of Biological through common ownership.

Under the Tianshi Group Term Loan Agreement, Biological agreed to lend RMB 8.0 million, or approximately US$988,000, to Tianshi Group. The loan is payable on December 31, 2005. Tianshi Group will pay interest on the loan at the rate of 5.22% per annum. Tianshi Group may repay the loan before December 31, 2005, with approval from Biological.

Biological entered a Term Loan Agreement, dated September 1, 2005 (the "Engineering Term Loan Agreement"), with Tianjin Tianshi Biological Engineering Co., Ltd. ("Engineering"), a company incorporated in China and an affiliate of Biological through common ownership.

Under the Engineering Term Loan Agreement, Biological agreed to lend RMB 15.0 million, or approximately US$1,852,500, to Engineering. The loan is payable on December 31, 2005. The loan does not bear any interest. Engineering may repay the loan prior to December 31, 2005, with approval from Biological.

Jinyuan Li, the Chief Executive Officer, President and Chairman of the Company is a majority shareholder of the Company, Tianshi Group and Engineering. Tianshi Group is the majority shareholder of Tianjin Tianshi Pharmaceuticals Co., Ltd., which owns 20% of Biological.

The loan to Engineering will be used by Engineering for preliminary stage investment in 44 new branches in China. Biological conducts the marketing and sales of its products in China through Engineering. The loan to Tianshi Group will be used by Tianshi Group to implement ERP and human resource systems. The loans were ratified by the audit committee of the Board of Directors of the Company on November 7, 2005.

Item 6. EXHIBITS

(b)      Exhibits

10.1 Certificates Change and Technology Transfer Agreement of the Six Wellness Products, dated as of October 26, 2005, by and between Tianjin Tianshi biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Ltd.

10.2 Technology Sharing Agreement of Dietary Supplement Products, dated as of October 26, 2005, by and between Tianjin Tianshi biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Ltd.

10.3 Certificates Change and Technology Transfer Agreement of Eighteen Wellness Products, dated as of October 26, 2005, by and between Tianjin Tianshi biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Ltd.

10.4 Term Loan Agreement, dated September 7, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.

10.5 Term Loan Agreement, dated September 1, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of  the  Principal   Executive   Officer  and  Principal
         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2005               TIENS BIOTECH GROUP (USA), INC.

                                        By: /s/ Jinyuan Li
                                           -------------------------------------
                                           Jinyuan Li
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

Dated: November 14, 2005
                                        By: /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Financial Officer)