Form 10-K
period 2005-12-31
TIENS BIOTECH GROUP USA INC
filed 2006-03-31
CIK 1168556

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to_____
                         Commission File Number: 0-49666

                         TIENS BIOTECH GROUP (USA), INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                                  75-2926439
    ---------------------------------                 -------------------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

                               No. 6, Yuanquan Rd.
                         Wuqing New Tech Industrial Park
                              Tianjin, China 301700
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

               Registrant's Telephone Number: 011 86-22-8213-7658

             Securities registered under 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on which Registered
------------------------------         -----------------------------------------
Common Stock, par value $0.001         The American Stock Exchange

          Securities registered under 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
 Large Accelerated Filer [ ]   Accelerated Filer [ ]  Non-Accelerated Filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Based upon the closing sale price of $6.41 per share of Common Stock on the American Stock Exchange on June 30, 2005, the aggregate market value of the 3,503,586 voting stock held by non-affiliates of the Registrant was approximately $22,457,986.

There were 71,333,586 shares of the Company's common stock outstanding on March 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE - None

================================================================================

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

AVAILABILITY OF SEC FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission's ("SEC") Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company's reports filed with the SEC, free of charge, on our website at http://www.tiens-bio.com.

                                     PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States Dollars. References to "we", "us", the "Company" or "Tiens USA" include Tiens Biotech Group (USA), Inc. and its subsidiaries.

OVERVIEW

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Our operations are conducted from our headquarters in Tianjin, People's Republic of China ("China") through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co. Ltd. ("Biological"). We sell our products to affiliated companies in China and internationally.

Our company was incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. On February 11, 2002, in connection with a change in control transaction, MIA Acquisition Corp changed its name to Strategika, Inc. From 2000 until the reorganization described above, our company had only nominal assets and liabilities and was a development stage company attempting to provide network security services to companies.

Pursuant to an Agreement and Plan of Reorganization, dated August 22, 2003 (the "Agreement"), among our company, Tianshi International Holdings Group Ltd., a British Virgin Islands company ("Tianshi International"), and Jinyuan Li, Wenjun Jiao and Yupeng Yan, all Chinese Nationals who were stockholders of Tianshi International, on September 9, 2003 our company received from the Tianshi International stockholders all of the issued and outstanding common stock of Tianshi International in exchange for the issuance by our company of 68,495,000 shares of our common stock to the Tianshi International stockholders, representing 95% of the issued and outstanding common stock of our company at such time, after giving effect to the issuance.

CORPORATE HISTORY AND ORGANIZATION

Tiens USA is a Delaware corporation. We own 100% of Tianshi International. On June 18, 2003, Tianshi International acquired 80% of Biological from Tianshi Hong Kong International Development Co., Ltd., which is 100% owned by our Chairman, Chief Executive Officer and President, Mr. Jinyuan Li. Biological is a Chinese-foreign equity joint venture company established under Chinese laws on March 27, 1998, subject to the Law on Sino Foreign Equity Joint Ventures.

Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company, owns the remaining 20% of Biological. Tianjin Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a Chinese company, and 7.29% owned by Mr. Li's daughter, Ms. Baolin Li. Tianshi Group is 90% owned by Mr. Li and 10% owned by Ms. Li. Tianshi Group also owns 51% of Tianjin Tianshi Biological Engineering Co. Ltd. ("Tianshi Engineering"), the entity to which we sell all of our products for consumption in China. Ms. Li owns the remaining 49% of Tianshi Engineering.

In April 2004, Tianshi International entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility which would also produce our nutrition supplement, home care, and personal care products.

PRODUCTS AND MANUFACTURING

We have developed and produce 39 nutrition supplements, which include wellness products and dietary nutrition supplements. We have also developed and produce 25 personal care products, which include skin care products and personal washing products.

Each of our products has been issued a Product Standard Code by the Bureau of Technical Supervision, and each of our wellness products has been issued a Certificate of Domestic Wellness Product by the State Food and Drug Administration (SFDA). This SFDA certificate is required for the production and sale of wellness products in China.

We have put a great emphasis on product quality assurance. In 2002, we were awarded a Quality System Certificate for compliance with the standard "ISO9001:
2000" in the area of Design and Development, Production and Service of Food and Health Care Food in China. In addition, many of our products have received a certificate for Hazard Analysis Critical Control Point ("HACCP"). HACCP identifies and assesses hazards and risk associated with the manufacture, distribution and use of food-handling establishments.

Our products are manufactured at our facility in Tianjin, China. The manufacturing processes of our nutrition supplement products are categorized into six types depending on the different forms of the finished products:
Powder, Tea, Capsules, Tablets, Granules and Soft Gel Capsules. All of our manufacturing complies with the product standards approved by the Bureau of Technical Supervision in China.

The following two tables describe all of our nutrition supplement products, which include wellness products and dietary supplement products.

                             WELLNESS PRODUCTS*
-----------------------------------------------------------------------------------
          PRODUCT                                    MAIN INGREDIENTS
------------------------------------  ---------------------------------------------
Tianshi Nutrient Super Calcium        Zymolytic bone calcium
Powder(a)(b)                          powder,oligosaccharide,de-fatted milk
                                      powder,  VA, VD, VC, iron

Tianshi Super Calcium Powder with     Zymolytic bone calcium powder,
Metabolic Factors(a)(b)               oligosaccharide, pumpkin powder,VA,
                                      VD, VB1,VB2

Tianshi Super Calcium Powder for      Zymolytic bone calcium powder,VA, VD, VC,
Children(a)(b)                        taurine, zinc, iron

Tianshi Super Calcium Capsules        Zymolytic bone calcium powder, lecithin,
with Lecithin(a)(b)                   taurine, VB1, VB12, VC,b-cyclodextrin

Tianshi ThroatCare Granules(b)        Radix ophiopogonis, Fructus canarli,
                                      honeysuckle, ebony, haw powder, mint,
                                      liquorice

Tianshi Grape Extract Capsules(a)(b)  Grape seed extract, starch


Tianshi Slimming Tea(a)(b)            Folium nelumbinis, semen cassiae, oolong tea,
                                      rhizoma alismatis, folium llicis latifoliae,
                                      radixet rhizoma rhei, pericarpium citri
                                      reticulatae

Tianshi Spirulina Tablets(b)          Dried spirulina powder




Tianshi Spirulina Capsules(a)(b)      Dried spirulina powder




Tianshi Cell Rejuvenation             Carrot powder, heba gynostemma pentapyllum,
Capsules(a)(b)                        tea polyphenol, VC

Tianshi Iron Cream Supplement(c)      Glucose, ferrous lactate, VC, folic acid


Tianshi Zinc Capsules(a)(b)           Zinc lactate, glucose, egg protein powder

Tianshi Cordyceps Capsules(a)(b)      Cordyceps mycelium powder



Tianshi Chitosan Capsules(a)(b)       Chitosan


Tianshi Sweet Dreams Granules(a)(b)   Fructus crataegi, fructus lycii, poria,
                                      starch, aspartame, melatonin

Tianshi Vitality Softgels(a)(b)       Wheat plumule oil, lecithin, b-carotene

Tianshi Metabolic Balance             Radix salviae miltiorrhizae, radix polygoni
Capsules(a)(b)                        multiflori, fructus crataegi

Tianshi Lipid Metabolic Management    Herba gynostemma pentaphyllum,folium
Tea(a)(b)                             nelumbinis, radix polygoni mutiflori, green
                                      tea, semen cassiae

* These products are not intended to diagnose, treat, cure or prevent any disease.
(a) This product has received Halal Approval, which certifies that our manufacturing processes comply with the requirements of Islamic dietary law.
(b)       This product has received HACCP Certificate.
(c)       This product has been developed but has not yet gone into production.

                                         DIETARY SUPPLEMENT PRODUCTS* *
--------------------------------------------------------------------------------
         PRODUCTS                                MAIN INGREDIENTS
--------------------------------     -------------------------------------------
Tianshi Super Calcium Milk           Whole milk powder, Zymolytic bone
Powder(a)(b)                         calcium powder, non-dairy creamer,
                                     aspartame, multi-vitamins

Tianshi Double-cellulose             Polydextrose, haw powder, hydroxypropyl
Tablets(a)(b)                        cellulose, maize cellulose, gelatin,
                                     magnesium stearate aspartame
                                     (phenylalanine)

Tianshi Lycopene Tablets(a)(b)       Natural tomato power, lactose, starch,
                                     calcium carbonate, micro-crystal
                                     cellulose, malt dextrin, carboxymethyl
                                     amylo-sodium, magnesium stearate

Tianshi Sea Buckthorn Oil            Sea buckthorn oil
Softgels(a)(b)

Tianshi Pine Pollen Powder           Natural pine pollen powder, povidone
Capsules(a)(b)

Tianshi Protein Powder(b)            Soybean separating protein, whey
                                     protein, soybean phospholipids

Tianshi Eel Oil  Capsules(a)         Eel oil


Tianshi Multi-Vit-Mine               Instant Coffee Powder, Non-dairy
Coffee(b)                            Creamer, De-fatted Milk Powder, Cocoa
                                     Powder, Milk and Egg Yolk Powder,
                                     Vitamins, Minerals and Aspartame

Tianshi Gourmet Powder               Monosodium glutamate, 1+G Zymolytic
with Super Calcium(b)                bone calcium powder

Tianshi Effervescent                 Citric acid, sodium bicarbonate, malt
Vitamin C Tablets                    dextrin, orange powder, Vc , aspartame

Tianshi Garlic Tablets               Natural garlic, powder, lactose,
                                     starch, calcium carbonate,
                                     micro-crystal cellulose, malt dextrin,
                                     carboxymethl amylo-sodium, magnesium
                                     stearate

Tianshi FOS Syrup                    Fructooligosaccharide syrup





Tianshi Tibet-Garlic                 Tibet-Garlic, Yellow Mountain
Capsules                             chrysanthemum, Yam

Tianshi Slim Cellulos                Konjac refined powder, L-carnitine,
Capsule(c)                           Tuckahoe and vitamin B1

Tianshi Breast Beauty                Active collagen peptide, Extract of
Capsules(c)                          root of kudzu vine, Extract of dandelion

Tianshi Hemp Seed Oil                Hemp seeds oil, Gelatin
Softgels(c)

Tianshi Tartary Buckwheat            Natural tarary buckwheat
Tea(c)

Tianshi Rich Selenium                Natural vemal bud of plant with plenty
Green Tea(c)                         natural selenlum

Tianshi Fresh Breath Spray           Honeysuckle extract, taraxacum extract,
                                     anti-bacteria peptide and menthol

Tianshi Sea Cucumber                 natural sea cucumber
Capsules




Tianshi Snak-powder                  Agkistrodon halys powder, Zaocys
Capsules                             dhumnades powder, coix seed extracts,
                                     peach kernel extracts


* * These products are not intended to diagnose, treat, cure or prevent any disease.
(a) This product has received Halal Approval, which certifies that our manufacturing processes comply with the requirements of Islamic dietary law.
(b)       This product has received HACCP Certificate
(c)       This product has been developed but has not yet gone into production.

We have 25 products in our personal care product series. We group these products into two categories:

o Skin Care Products, which includes Moisturizing Cleaning Foam and Moisturizing Softener.

o Personal Washing Products, which includes Tianshi Child Care Body Wash and Tianshi Spirulina Body Wash.

TRADEMARKS AND PATENTS

We consider the "Tiens" logo important to our business and have registered our products under the logo "Tiens" with the State Administration of Industry and Commerce in China. The registration is valid for a period of ten years and can be renewed for further ten-year periods multiple times.

We have conducted extensive research and developed Tianshi Super Calcium Powder with Metabolic Factors and Tianshi Super Calcium Powder for Children, which have each been awarded a patent from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0. These two patents are effective for 20 years, commencing on January 13, 2001.

SUPPLIERS

We have established long-term relationships with most of our suppliers. The raw materials required for manufacturing our products are relatively easy to find and alternative suppliers are convenient to locate. Our current major suppliers, all of whom are based in China, include:

               SUPPLIER                                  PRODUCT
-----------------------------------------  -------------------------------------
Wuxi Changjiang Capsule Co., Ltd             Capsules
Beijing Xinglong Extratio Co., Ltd           Seabuckthorn Oil, Wheatgerm Oil
Changhai Runke Co., Ltd                      Cordyceps Powder
Beijing Yinhelu Co., Ltd.                    Skimmed Milk Powder
Anguo City Jinmu Chinese Herbs Co., Ltd.     Chinese Herbs
Tianjin Sanxi Packing Material Co., Ltd      Bags, Labels, Filter Paper and Film
Tianjin Baibao Co., Ltd                      Cordyceps Powder

We believe that there are alternative suppliers for each of these products.

RESEARCH AND DEVELOPMENT

Research and development expense of $2.2 million for 2003 and $6.5 million for 2004 were accounted for through our related parties, Engineering and Tianshi Group. During 2005 Biological began taking over the research and development expenses and incurred research and development expense of $0.6 million in 2005. Biological anticipates spending approximately $9.5 million in additional R&D expense in 2006. This significant projected increase in R&D spending reflects our desire to diversify our product offering. The research and development funded prior to 2005 is owned by Tianshi Group. As of December 31, 2005, we employed 80 staff members in R&D, and we anticipate hiring an additional six R&D employees in 2006.

MARKETING AND DISTRIBUTION

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Our strategy in China is to expand our market share through opening additional branches, chain stores, and Chinese affiliated companies of Tianshi Engineering. Tianshi Engineering established 40 new branches in China during 2005, for a total of 106 branches. Biological sells its products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi International, and we believe that it is a reasonable sales price for us to receive. Tianshi Engineering then sells the products to purchasers through individual distributors in its representative offices or through its affiliates. Through this process, the commission to those individual distributors is 52% of the Chinese market price; while the representative offices or affiliates incur 3-6% of the Chinese market price as their operation expenses and Tianshi Engineering retains 17-20% as expenses and profits. This is summarized as follows:

   Biological (Costs, expenses and profit)                                 25%
   Tianshi Engineering (expenses and profit)                            17-20%
   Tianshi Engineering's Representative Offices or Affiliates             3-6%
   Individual Distributors' Commission                                     52%
                                                                       -------
   Chinese Market Price                                                   100%

Internationally, our strategy is to develop a strong direct sales force through our international affiliated companies. Currently the United States is not a significant part of our business and is included in our discussion of international sales. We sell our products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. We sell to affiliated companies located in 54 countries, including Australia, Brazil, Canada, Finland, France, Germany, Ghana, Greece, India, Indonesia, Kenya, Lithuania, Malaysia, Nigeria, Peru, Portugal, Romania, Russia, South Africa, Turkey, Ukraine and the United States. To reduce costs during 2005, we reduced the number of countries we sold to directly from 90 to 54. We do not expect material reduction in sales as a consequence, because some of our affiliated companies in those 54 countries resell our products to our affiliates in the other countries.

As operation costs vary from country to country, international market prices vary accordingly. We sell our products to overseas affiliates at the FOB (destination port) price, which consists of 25% of the Chinese retail price, including customs duty, value-added tax and other miscellaneous transportation cost. The individual distributors of overseas affiliates sell the products to purchasers for commissions equal to 52.5% of the respective Chinese retail prices. The overseas affiliates mark up the products to cover their expenses and realize profits of approximately 10%.

For the year ended December 31, 2005, all of our sales were to related parties. Sales revenue generated from sales in China to Tianshi Engineering contributed approximately 55.6% of our total revenues.

COMPETITION

Outside of China, our main competitors are direct sales companies, such as Amway, Avon, Mary Kay, Nu Skin, Herbalife, SunRider, Unicity Network, FLP and Morinda. Due to direct selling regulations in China, our competitors there sell through retail stores. In August 2005, China published regulations governing direct selling and prohibiting pyramid promotional schemes and a number of administrative methods and proclamations were issued in proposal form in September 2005. One of our competitors in China has recently been granted a direct selling business license pursuant to China's new regulations governing direct selling. The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China. There can be no assurance that Tianshi Engineering will be able to obtain such license. Additionally, although certain regulations have been published, others are pending, and there is uncertainty regarding the interpretation and enforcement of such regulations.

TIENS YIHAI

During 2005 the Chinese central government was implementing its "Adjustment of Macro-Economic Policy" which creates a new scheme of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations have been adjusting and re-allotting projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that have been affected, including Tiens Yihai, which project is being constructed on state-owned property, are currently awaiting further decisions by state and local government. Presently, we are unable to forecast the direction, outcome and/or completion date of the Tiens Yihai project. As of December 31, 2005, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

REGULATORY FRAMEWORK

PRODUCT REGULATION

The central governing authority in China for wellness products is the State Food and Drug Administration (SFDA), which is under the jurisdiction of the State Council. SFDA issues administrative rules. Provincial, city and town authorities implement the rules of the SFDA. Other than the SFDA, other ministries and administrations also have certain responsibility for the management of wellness or nutrition supplement products, such as the State Administration for Industry and Commerce.

We develop and manufacture products that are mainly classified as nutrition supplement products, which includes wellness products and dietary supplement products. Wellness products may not be sold in China without a wellness products certificate. The governmental approval process in China for a newly developed wellness product is as follows:

1. An application for a product certificate is filed with SFDA, which directs the applicant requiring the applicant to send the product samples to one of the government appointed research institutes;

2. The appointed research institute conducts clinic trials, stability tests, function tests and toxicity tests on the product, makes a report and sends the report back to SFDA within 6 months;

3. The Expert Committee of SFDA makes a final decision on the application and issues a "wellness products certificate" or a refusal notice to the applicant.

This certificate authorizes the sales and marketing of the product in China. The certificate does not expire and does not require renewal. The whole process generally takes 9 to 12 months. Dietary supplement products are not subject to SFDA regulation.

SALES AND MARKETING REGULATION

In most countries, sales of our products are usually considered under the categories of general commodities, which do not require specific permits and is not subject to the strict regulations applied to drugs and medicine. In some countries, direct sales (or multi-level marketing) is highly regulated or prohibited. Since we sell our products to our affiliated companies for sale internationally, the local approval issues with respect to sales and distribution are addressed by our affiliates.

In August 2005, China published regulations governing direct selling and prohibiting pyramid promotional schemes and a number of administrative methods and proclamations were issued in proposal form in September 2005. The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China. There can be no assurance that Tianshi Engineering will be able to obtain such license. Additionally, although certain regulations have been published, others are pending, and there is uncertainty regarding the interpretation and enforcement of such regulations.

ENVIRONMENTAL COMPLIANCE

We are subject to China's National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our manufacturing operations are in material compliance with all applicable environmental laws.

EMPLOYEES

As of December 31, 2005, we had 1,350 employees. We believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

                          RISKS RELATED TO OUR BUSINESS

OUR REPUTATION, REVENUES AND OPERATING INCOME MAY BE ADVERSELY AFFECTED BY PRODUCT LIABILITY CLAIMS.

As a manufacturer of products designed for human consumption, claims may be brought against us that a product injured its consumer. Our dietary supplement products consist of vitamins, minerals, herbs and other ingredients that are not subject to pre-market regulatory approval. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.

OUR NEWLY DEVELOPED PRODUCTS MAY NOT BE COMPATIBLE WITH MARKET NEEDS.

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

OUR PRODUCTS MAY BE COPIED BY OUR COMPETITORS.

In general, we rely on trade secrets to protect our intellectual property. We have been issued patents from the State Intellectual Properties Office in China for two of our products: Tianshi Super Calcium Powder with Metabolic Factors and Tianshi Super Calcium Powder for Children, These two patents are effective for 20 years, which commenced on January 13, 2001. If we fail to adequately protect our intellectual property and trade secrets, our competitors may copy our products, which could hurt our business.

OUR MANUFACTURING PROCESS IS SUBJECT TO RISKS.

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

WE HAVE LIMITED CONTROL OVER THE ACTIVITIES OF OUR DISTRIBUTORS.

We place significant reliance on a network of affiliates to act as our primary sales force. Although a majority of our affiliated companies are controlled in whole or part by Mr. Jinyuan Li, our Chairman, Chief Executive Officer and President, such affiliates are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion. The distributors are dedicated more to establishing their own reputations and business relationships than to promoting our products. The simultaneous loss of a number of these distributors could have a material adverse effect on our business, financial condition, and results of operations.

WE HAVE ONLY RECENTLY BECOME PROFITABLE.

We began operating in July 1998, and incurred losses until 2002. Although we have been profitable due to increases in sales in 2003, 2004 and 2005, this relatively short history of profitability may not be adequate to fully assess our ability to achieve market acceptance of our products or our ability to respond to competition and continue this level of performances. Therefore, we can give no assurance that we will maintain profitability in the long run.

WE CONDUCT OUR BUSINESS WITH RELATED PARTIES, AND YOUR INVESTMENT MAY BE SUBJECT TO CONFLICT OF INTEREST AND SELF-DEALING RISKS.

Due to the inter-related ownership and business dealings among us and our affiliates, there are conflict of interest and self-dealing risks and increased potential for manipulation of financial results. We have affiliated companies or business entities that are owned by Mr. Jinyuan Li and his immediate family members (mostly his daughter Ms. Baolan Li). Although all affiliated companies and business entities were established so that they are legally and financially independent, except for the common ownership, they are centrally administrated by Tianshi Group. The decisions of Tianshi Group could materially affect the operation of our business, which could be adverse to our investors.

We sell all of our products for resale in China to Tianshi Engineering. As both we and Tianshi Engineering are majority owned by Mr. Jinyuan Li, even given consideration to the internal price transferring policies set among the related parties, these internal policies could be faulty or might not be strictly followed. We are currently establishing a system to try to ensure the independence of our operations and financial controls. However, there can be no assurance that the systems and controls can be effectively designed.

WE FACE RISKS DUE TO OUR RELIANCE ON SALES IN INTERNATIONAL MARKETS.

Our future success will depend in part on the continued expansion of international sales. Such international operations expose us to certain risks, including but not limited to, need for export licenses; unexpected regulatory requirements; tariffs and other potential trade barriers and restrictions; political, legal and economic instability in foreign markets; longer account receivable cycles; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; limited protection of our intellectual property rights in some countries; dependence on local distributors; and potential disruptions in sales due to military or terrorist acts.

OUR PRODUCTS ARE SUBJECT TO REGULATION OVER NUTRITIONAL SUPPLEMENT PRODUCTS IN MARKETS OUTSIDE CHINA.

Nutrition supplement products are subject to regulatory requirements that vary by country. Obtaining approval to sell nutrition supplement products internationally involves complexities of dealing with a variety of governmental regulations. We have limited experience in dealing with the specific regulations that may be required to sell our products in certain international markets, which could delay our ability to obtain relevant regulatory approval for our products. In addition, our product sales in other countries are subject to product regulatory regimes of various degrees and direct marketing or distribution regulations. Although currently these aspects are handled by our affiliated distributors in the relevant jurisdictions, there can be no assurance that the current operations of our company and our affiliates and distributors will not be adversely affected by compliance issues and changes in applicable laws and regulations in relevant jurisdictions.

THE DISTRIBUTION OF OUR PRODUCTS IS SUBJECT TO REGULATION OUTSIDE CHINA.

Products distributed outside China are subject to government regulations of different jurisdictions, which could be stricter than in China. In some developed countries, the government regulations for product approval could be stricter than in China, while in developing countries, government regulation could be uncertain. Our products could take a significantly longer time than we expect to gain regulatory approval or may never gain approval in certain countries, which could limit our ability to promote, sell and distribute products. In addition, in terms of our marketing approach, multi-level marketing may also be prohibited in some countries. As such, growth in our sales may be adversely affected if such approval cannot be obtained in certain jurisdictions.

OUR MANAGEMENT LACKS EXPERIENCE OPERATING A U.S. PUBLIC COMPANY.

Our management had no experience operating a U.S. public company before our acquisition of Tianshi International. The initial difficulties with public company regulations faced by U.S. managers of a newly public company are aggravated with respect to our management, by our unfamiliarity with Western regulatory regimes and language and time zone differences. In addition, management must integrate new accounting rules and control procedures. Learning compliance is likely to distract management from operations to a greater degree than might be the case of management of a U.S. company, and the period during which our management masters the rules, when errors are more likely to occur, may be longer. Accordingly, the expense and operational risks inherent to a transition from private to public company are greater for Tiens USA than might usually be the case.

                    RISKS RELATED TO DOING BUSINESS IN CHINA

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA.

As most of our operations are conducted in China, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

o    We will be able to capitalize on economic reforms;

o The Chinese government will continue its pursuit of economic reform policies;

o    The economic policies, even if pursued, will be successful; and

o    Economic policies will not be significantly altered from time to time.

THE RESEARCH, DEVELOPMENT, TESTING, MANUFACTURING AND MARKETING OF OUR PRODUCTS ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS IN CHINA.

Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping and the sale and distribution of wellness products. Tianshi Engineering is also subject to government regulations with respect to the prices it will charge, the rebates it may offer to customers and the methods of its marketing. Government regulation may substantially increase the cost of developing, manufacturing and selling our products.

UNCERTAINTY IN THE DEVELOPMENT OF DIRECT SELLING REGULATIONS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS IN CHINA.

Substantially all of our assets are located in China and approximately 65%, 50% and 56% of our revenues in 2003, 2004 and 2005, respectively, derive from our operations in China. Accordingly, our operations are subject, to a significant degree, to Chinese law.

In China, we are aiming to expand our market share through the branches, chain stores, and Chinese affiliated companies of Tianshi Engineering. In August 2005, China published regulations governing direct selling and prohibiting pyramid promotional schemes and a number of administrative methods and proclamations were issued in proposal form in September 2005. The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China. There can be no assurance that Tianshi Engineering will be able to obtain such license. Additionally, although certain regulations have been published, others are pending, and there is uncertainty regarding the interpretation and enforcement of such regulations.

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

BECAUSE MOST OF OUR DIRECTORS AND OFFICERS RESIDE OUTSIDE OF THE UNITED STATES, AND SUBSTANTIALLY ALL OF OUR ASSETS ARE LOCATED OUTSIDE OF THE UNITED STATES, IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE THEIR LEGAL RIGHTS AGAINST SUCH INDIVIDUALS OR SUCH ASSETS

Most of our directors and officers reside outside of the United States, and substantially all of our assets are located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Although China has executed the Agreement on Mutual Judicial Assistance in Criminal Matters with the United States in June 2000, there is no extradition treaty between the United States and China. Therefore, it is unclear whether criminal penalties under United States federal securities laws would be enforced effectively in China, if at all.

OUR OPERATING COMPANY IS SUBJECT TO RESTRICTIONS ON DIVIDEND PAYMENTS AND OTHER DISTRIBUTIONS TO US.

Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

THE CHINESE LEGAL SYSTEM IS NOT FULLY DEVELOPED AND HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO INVESTORS.

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited legal precedents. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the People's Republic of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

ENFORCEMENT OF REGULATIONS IN CHINA MAY BE INCONSISTENT.

Although the Chinese government introduced new laws and regulations to modernize its securities and tax systems on January 1, 1994, China does not yet possess an expansive body of business law. As a result, the enforcement, interpretation and implementation of regulations may prove to be inconsistent and it may be difficult to enforce contracts.

WE MAY EXPERIENCE LENGTHY DELAYS IN RESOLUTION OF LEGAL DISPUTES.

As China has not developed a dispute resolution mechanism similar to the Western court system, dispute resolution over Chinese projects and joint ventures can be difficult and there is no assurance that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

CHINESE ECONOMIC, POLITICAL AND SOCIAL CONDITIONS AS WELL AS GOVERNMENT POLICIES COULD ADVERSELY AFFECT OUR BUSINESS.

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including: government involvement, level of development, growth rate, control of foreign exchange; and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by:

o    changes in the rate or method of taxation;

o imposition of additional restrictions on currency conversion and remittances abroad;

o    reduction in tariff or quota protection and other import restrictions; and

o    changes in the usage and costs of state-controlled transportation services.

FLUCTUATIONS IN THE VALUE OF THE CHINESE RENMINBI RELATIVE TO FOREIGN CURRENCIES COULD AFFECT OUR OPERATING RESULTS.

Substantially all our revenues and expenses are denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. The Chinese government values the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operation. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi would be reduced. To date, we have not engaged in any hedging transactions in connection with our operations.

                        RISKS RELATED TO OUR COMMON STOCK

THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED TRADING MARKET.

Shares of our common stock are traded on the American Stock Exchange under the symbol "TBV". There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading activity, the quoted price for our common stock is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and the market value of our common stock likely would decline.

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

WE ARE MAJORITY OWNED BY ONE STOCKHOLDER.

Our president and chief executive officer controls a majority of our common stock. Mr. Jinyuan Li beneficially owns approximately 92% of our outstanding common stocks. As a result, Mr. Li has the ability to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such change of control would benefit our other shareholders.

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

SHARES AVAILABLE FOR FUTURE SALE MAY DILUTE AND DEPRESS THE PRICE OF OUR COMMON STOCK.

A significant number of our shares are eligible for sale pursuant to Rule 144, and their sale could depress the market price of our stock. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

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

ITEM 2. PROPERTIES

We conduct our main business activities in Tianjin, China. Our primary facilities are located at No. 6. Yuanquan Road, Wuqing New-tech Industrial Park, Tianjin, PRC, and include:

o    three management buildings with a total area of 8,246 square meters,

o    one research building with an area of 2,400 square meters,

o    five production plants with a total area is 5,879 square meters, and

o    six warehouses with a total area of 18,250 square meters.

We lease our office building and manufacturing facilities in Tianjin, China from Tianshi Group, a related party through common ownership. Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease expires at the end of 2007 and requires annual rent at 1% of our total gross revenues. The rent was negotiated by the parties prior to entering into the agreement, before we acquired Tianshi International, and we believe that it is a reasonable rent for the facilities. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2005, the annual meeting of stockholders of the Company (the "Annual Meeting") was held at the Company's Tianjin offices for the following purposes:

4. Elect the following persons to the Board of Directors: Jinyuan Li, Wenjun Jiao, Yupeng Yan, Ping Bai, Gilbert D. Raker, Howard R. Balloch, and Socorro M. Quintero.

5. Ratify the Board of Directors' appointment of Moore Stephens Wurth Frazer and Torbet, LLP, the independent public accountants as the auditor of the Company for the fiscal year 2005.

In this Annual Meeting, there were accordingly present, in person or by proxy, an aggregate of 69,926,141 shares of Common Stock, such shares being a majority of the 71,333,586 shares of Common Stock entitled to notice of and to vote at the meeting.

The result of the vote taken for the election of directors at the meeting was as follows:

Withheld Directors     No. of Shares For   No. of Shares Against     Authority
-------------------    -----------------   ---------------------     ---------
Jinyuan Li                69,916,447                807                8,860
Wenjun Jiao               69,886,215              31,039               8,860
Yupeng Yan                69,915,314               1,940               8,860
Ping Bai                  69,890,194              27,060               8,860
Socorro M. Quintero       69,917,154                100                8,860
Howard R. Balloch         69,917,154                100                8,860
Gilbert D. Raker          69,917,154                100                8,860

The result of the vote taken for the ratification of the appointment of Moore Stephens Wurth Frazer and Torbet, LLP was as follows:

o    69,919,364 shares voted in favor of the proposal,

o    4,800 shares voted against the proposal, and

o    0 shares abstained.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

MARKET PRICES OF COMMON STOCK

Our common stock was listed on the Over the Counter Bulletin Board under the symbol "TBGU" from January 1, 2004 to April 26, 2005. The following table sets forth the range of high and low bid prices reported by the OTCBB in each fiscal quarter from January 1, 2004 to April 26, 2005 . The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On April 27, 2005, our common stock was listed on the American Stock Exchange under the symbol "TBV". The table also sets forth the range of high and low bid prices for our common stock reported by the American Stock Exchange in each fiscal quarter from April 27, 2005 to December 31, 2005.

                                                   High           Low
                                                ----------    ----------
Fiscal 2004
Quarter Ended March 31, 2004                    $    13.00    $     5.00
Quarter Ended June 30, 2004                     $     9.20    $     5.15
Quarter Ended September 30, 2004                $     6.50    $     3.26
Quarter Ended December 31, 2004                 $     7.95    $     3.85

Fiscal 2005
Quarter Ended March 31, 2005                    $     7.00    $     4.88
April 1, 2005 to April 25, 2005                 $     7.50    $     4.15
April 26, 2005 to June 30, 2005                 $     6.95    $     4.93
Quarter ended September 30, 2005                $     6.41    $     3.68
Quarter ended December 31, 3005                 $     5.40    $     2.82

Fiscal 2006
January 1, 2006 - March 28, 2006                $     5.02    $     3.62

SHAREHOLDERS

As of March 28, 2006, there were a total of 71,333,586 shares of our common stock outstanding, held by approximately 950 stockholders of record. This number of holders of record does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

DIVIDEND POLICY

We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

AUTHORIZATION OF SECURITIES FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements and accompanying notes included elsewhere in this document. The following selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 2002 and 2001 are those of Tianshi International and its 80% owned subsidiary Biological and have been presented for comparison purposes only.

                                                                               Year Ended December 31
                                                   -------------------------------------------------------------------------------

                                                       2005           2004              2003           2002             2001
                                                   -------------  --------------  ---------------  ------------   ---------------
INCOME STATEMENT DATA:

Revenue-related parties                            $  68,688,669  $  58,910,532   $    38,392,208  $ 14,096,726   $      7,014,818

Cost of sales                                         17,451,605     17,483,739        12,725,161     8,297,845          4,284,839
                                                   -------------  -------------   ---------------  ------------   ----------------
Gross profit                                          51,237,064     41,426,793        25,667,047     5,798,881          2,729,979
                                                   -------------  -------------   ---------------  ------------   ----------------
Selling, general and administrative expenses          13,413,875      7,363,248         3,171,338     3,193,190          5,723,337
                                                   -------------  -------------   ---------------  ------------   ----------------
Income from operations                                37,823,189     34,063,545        22,495,709     2,605,691        (2,993,358)
                                                   -------------  -------------   ---------------  ------------   ----------------
Other income (expense), net                             (639,137)       388,266        (1,178,389)     (110,860)          (397,832)
                                                   -------------  -------------   ---------------  ------------   ----------------
Income before provision for income taxes and
  minority interests                                  37,184,052     34,451,811        21,317,320     2,494,831         (3,391,190)
                                                   -------------  -------------   ---------------  ------------   ----------------
Provision for income taxes                             2,984,302              0                 0             0                  0
                                                   -------------  -------------   ---------------  ------------   ----------------
Income before minority interests                      34,199,750     34,451,811        21,317,320     2,494,831         (3,391,190)

Minority interest                                      7,321,630      7,013,515         4,263,498       498,966           (678,238)
                                                   -------------  -------------   ---------------  ------------   ----------------
Net income                                            26,878,120     27,438,296        17,053,822     1,995,865         (2,712,952)

Other comprehensive income

     Foreign currency translation adjustment           2,246,380         (8,239)                0             0             (3,928)
                                                   -------------  -------------   ---------------  ------------   ----------------
Comprehensive income                               $  29,124,500  $  27,430,057   $    17,053,822  $  1,995,865   $     (2,716,880)
                                                   =============  =============   ===============  ============   ================

Weighted average number of shares outstanding         71,333,586     71,801,819        44,730,609           N/A                N/A

Earnings per share, basic and diluted              $        0.41  $        0.38   $          0.38           N/A                N/A

BALANCE SHEET DATA (at end of period):

Cash and cash equivalents and current investments  $  77,545,991  $  39,243,872   $    12,725,043  $    302,974   $        329,809

Working capital                                       79,223,895     53,716,852        28,121,818     4,830,368        (13,301,591)

Total assets                                         121,624,154     83,518,933        57,101,642    33,797,956         37,802,443

Current potion of long-term debt                       2,130,000        155,442           259,364       263,677             53,632

Long-term debt                                         8,527,742     10,657,742           155,591       446,029             34,468

Stockholders' equity                                  89,647,399     60,522,899        33,086,192    16,032,170         14,036,305

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources." Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis should be read in conjunction with "Item
6. Selected Financial Data" and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

OVERVIEW

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Our operations are conducted from our headquarters in Tianjin, China through our 80% owned subsidiary, Biological. We sell our products to affiliated companies in China and internationally.

We develop our products at our product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. We have developed and produce 39 nutrition supplements, which include wellness products and dietary nutrition supplements. We have also developed and produce 25 personal care products, which include skin care products and personal washing products.

In China, we sell our products to Tianshi Engineering, an affiliated company. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Internationally, we sell our products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers.

In April 2004, Tianshi International entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai. Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility which would also produce our nutrition supplement, home care, and personal care products.

We receive administrative support from Tianshi Group in the form of administrative services and use of office space. We pay Tianshi Group 1% of our annual revenue (excluding value added taxes) for administrative services (except for services provided by the officers of Tianshi Group).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenue. For the twelve months ended December 31, 2005, revenue was $68.7 million compared to $58.9 million in 2004, an increase of 16.6%. The breakdown of revenue between Chinese and international sales is as follows.

CHINESE AND INTERNATIONAL REVENUE (2005 VS. 2004)

Sales Revenue            Year 2005           Year 2004         Increase in %
------------------     -------------      --------------       -------------
China                  $  38,181,090      $   29,210,167                30.7%
International          $  30,507,579      $   29,700,365                 2.7%

For the year ended December 31, 2005, revenue for China increased to $38.2 million, or 30.7% compared to $29.2 million in 2004. The increase reflects a significant increase in the demand for our products in China during 2005, resulting from the increase in our networking sales forces in China and the establishment of 40 new branches in China by Tianshi Engineering.

For 2005, international sales increased to $30.5 million, or 2.7% compared to $29.7 million in 2004. The slight increase reflects an increase in demand from two newly established affiliate companies located in Rwanda and Venezuela, and relatively flat revenue in other international markets for 2005.

Cost of sales. Although revenue increased by nearly $10 million for 2005, cost of sales remained constant at $17.5 million, compared with 2004. Cost of sales as a percentage of revenue decreased to 25.4% for the twelve months ended December 31, 2005 compared to 29.7% for 2004. This reflects improved economies of scale relating to the expansion of our production, as well as a decrease in raw material costs per unit based on larger raw material purchase orders.

Gross profit. Gross profit increased to $51.2 million for 2005, or 23.7%, from $41.4 million in 2004. The gross profit margin for 2005 was 74.6% compared to 70.3% in 2004 as a result of the reasons discussed under cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $13.4 million for 2005, or 82.2%, over $7.4 million in 2004. This increase reflects the steps we have taken to support future sales increases, and was primarily attributable to: an increase in head count, resulting in an increase in related salary, welfare and insurance costs. There was also an increase in low cost supplies expense, such as stationery and furniture, relating to additional office space required by the additional employees. The selling and administrative expenses as a percentage of sales increased to 19.5% for 2005 from 12.5% in 2004.

Other income (expense), net. Other income (expense), net was $0.6 million of expense for 2005, compared to income of $0.4 million in 2004. For 2005, we incurred $532,887 of interest relating to the terms of our long-term loan agreement with Tianyuan Capital Development Corp. Ltd., as more fully described under the caption "Certain Relationships and Related Transactions--Loans." We also incurred expense of $339,299 for additional taxes and penalties paid by us to the Chinese government during the first quarter in 2005 as the result of a VAT examination by the local government.

Provision for Income Taxes. Provision for income taxes increased to $3.0 million for 2005, compared to none in 2004. This was due to our operating subsidiary in China, Biological, becoming subject to an annual income tax rate of 7.5% in 2005. In 2003 and 2004, Biological was exempt from paying income taxes in China. From January 1, 2005 through December 31, 2007, Biological is subject to an income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate.

Net income. Net income for 2005 was $26.9 million compared to $27.4 million in 2004. The increase in selling general and administrative expenses almost entirely offset our improvements in revenue and gross profit margin.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenue. For the twelve months ended December 31, 2004, revenue increased by 53.4% to $58.9 million compared to $38.4 million in 2003. The growth in revenue was due to: (1) continued marketing of our products internationally, (2) increasing the networking sales forces in China, and (3) continued growth in the worldwide demand for our products. During 2004, we experienced significant sales growth in our international markets and solid sales growth in China.

CHINESE AND INTERNATIONAL REVENUE (2004 VS. 2003)

Sales Revenue            Year 2004           Year 2003          Increase in %
------------------     -------------      --------------       --------------
China                  $  29,210,167      $   25,022,437                16.74%
International          $  29,700,365      $   13,369,771               122.15%

Gross profit. Gross profit increased by $15.8 million to $41.4 million for 2004 compared to $25.7 million in 2003. Our gross profit margin increased to 70.3% for 2004 from 66.9% for 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7.4 million for 2004 compared to $3.2 million in 2003. The increase was principally due to the significant increase in advertising expenditures and continued sales growth and market expansion. Selling and administrative expenses as a percentage of sales increased to 12.5% for 2004 from 8.3% in 2003.

Net income. Net income for 2004 increased 60.9% to $27.4 million, compared to $17.1 million in 2003. This growth was due to steady growth in worldwide sales and a continued decrease in production costs.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth selected unaudited quarterly data for the periods shown.

                                                                            QUARTER ENDED
                                      -----------------------------------------------------------------------------------------
                                                                     September       December
                                        March 31,      June 30,          31,            31,          March 31,       June 30,
                                          2004           2004           2004           2004            2005            2005
                                      ------------   ------------   ------------   ------------    ------------    ------------
                                                                (In thousands, except per share data)
Income statement data

Revenue-related parties               $     11,490   $     16,526   $     18,059   $     12,836    $     14,296    $     17,308
Cost of sales                                2,729          3,888          4,305          6,562           3,457           4,198
                                      ------------   ------------   ------------   ------------    ------------    ------------
Gross profit                                 8,761         12,638         13,754          6,274          10,839          13,110
Selling, general and
 administrative expenses                     1,139          1,480          2,437          2,307           2,634           2,466
                                      ------------   ------------   ------------   ------------    ------------    ------------
Income from operations                       7,622         11,158         11,317          3,967           8,205          10,644
Other income (expense), net                    304             14            205           (135)           (463)           (224)
                                      ------------   ------------   ------------   ------------    ------------    ------------
Income before provision for
 income taxes and minority
 interest                                    7,926         11,172         11,522          3,832           7,742          10,420
Provision for income taxes                      --             --             --             --             616             829
                                      ------------   ------------   ------------   ------------    ------------    ------------
Income before minority interest              7,926         11,172         11,522          3,832           7,126           9,591

Minority Interest                            1,513          2,343          2,328            830           1,520           1,996
                                      ------------   ------------   ------------   ------------    ------------    ------------
Net income                            $      6,413   $      8,829   $      9,194   $      3,002    $      5,606    $      7,595
Other comprehensive income
 (expense) foreign currency
 translation adjustment                         --             --             --             (8)              1               1
                                      ------------   ------------   ------------   ------------    ------------    ------------
Comprehensive income                  $      6,413   $      8,829   $      9,194   $      2,994    $      5,607    $      7,596
                                      ============   ============   ============   ============    ============    ============
Weighted average number of
 shares outstanding                         71,999         71,999         71,873         71,334          71,334          71,334
                                      ============   ============   ============   ============    ============    ============
Earnings  per  share,  basic  and
 diluted                              $       0.09   $       0.12   $       0.13   $       0.04    $       0.08    $       0.11
                                      ============   ============   ============   ============    ============    ============

                                             QUARTER ENDED
                                      ---------------------------
                                       September       December
                                           30,            31,
                                          2005           2005
                                      ------------   ------------
                                       (In thousands, except per
                                              share data)
Income statement data

Revenue-related parties               $     19,127    $     17,958
Cost of sales                                4,954           4,843
                                      ------------    ------------
Gross profit                                14,173          13,115
Selling, general and
 administrative expenses                     2,795           5,519
                                      ------------    ------------
Income from operations                      11,377           7,596
Other income (expense), net                   (127)            175
                                      ------------    ------------
Income before provision for
 income taxes and minority
 interest                                   11,250           7,771
Provision for income taxes                     870             669
                                      ------------    ------------
Income before minority interest             10,380           7,102

Minority Interest                            2,176           1,630
                                      ------------    ------------
Net income                            $      8,204    $      5,472
Other comprehensive income
 (expense) foreign currency
 translation adjustment                      2,048             196
                                      ------------    ------------
Comprehensive income                  $     10,252    $      5,668
                                      ============    ============
Weighted average number of
 shares outstanding                         71,334          71,334
                                      ============    ============
Earnings  per  share,  basic  and
 diluted                              $       0.14    $       0.08
                                      ============    ============

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2005.

                                                                     Payments due by period
                                      --------------------------------------------------------------------
                                       Less than        1-3           3-5        More than
                                        1 year         years         years        5 years         Total
                                      -----------   -----------   -----------   -----------   ------------
Long-term Debt Obligations            $ 2,130,000   $ 4,260,000   $ 4,260,000   $     7,742   $ 10,657,742
Operating Lease Obligations(1)            468,197       382,959             -             -        851,156
                                      -----------   -----------   -----------   -----------   ------------
TOTAL                                 $ 2,598,197   $ 4,642,959   $ 4,260,000   $     7,742   $ 11,508,898
                                      ===========   ===========   ===========   ===========   ============

(1) We lease our office building and manufacturing facilities in Tianjin, China from Tianshi Group, a related party through common ownership. On June 30, 2003, we entered into a written lease agreement with Tianshi Group to pay annual rent at 1% of our total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. Because the rent is based upon a percentage of our gross total revenues, we are not able to include a fixed figure in the table relating to this obligation. The total amount paid on this was $667,990 for the 12 months ended December 31, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We typically generate positive cash flow from operations due to favorable gross margins. Net cash provided by operating activities increased to $43.3 million for the twelve months ended December 31, 2005, an increase of 31% compared to 2004. The increase primarily reflects a decrease in accounts receivable-related parties, an increase in advances from customers-related parties, an increase in accounts payable, and an increase in other payables-related party. Furthermore, it is also offset by a decrease in other receivables and note receivable-related parties and an increase in inventories.

The account receivable-related parties decreased by $4.0 million for the twelve months ended December 31, 2005 compared to an increase of $6.0 million for 2004. The difference was mainly due to our strengthened internal control procedures and shortened payoff periods, resulting in our collecting money more quickly from our customers.

Compared to the 2004 decrease in advances from customer-related parties for the twelve months ended December 31, 2004 of $4.5 million, advances from customers-related parties increased by $1.4 million for 2005 because more customers made prepayments to us to insure that they could get enough products to meet their increasing market demands.

Net cash used in investing activities for 2005 increased by $2.5 million to $6.2 million. This increase was mainly due to the purchase of fixed assets by Biological and Tiens Yihai. Approximately 98.6% of the increase occurred in Biological, which was primarily for the construction of new production facilities, renewal of production equipment and the purchase of IT equipment.

Net cash used in financing activities was $0.2 million for 2005, compared to net cash used in financing activities of $2.7 million for 2004. In 2005 we did not have any new long-term borrowings, and there was minimal payment on short term notes payable. For the same period in 2004, we borrowed $10.5 million in long-term debt and made payment of $5.0 million on short-term notes payable.

As of December 31, 2005 and December 31, 2004, we had cash of $77.5 million and $39.2 million, respectively. Approximately 65% of the cash was held in the bank account of Biological and 26% in the bank account of Tiens Yihai. Approximately 21% of the cash is primarily accumulated retained earnings made by Biological. In 2005, $8 million of dividend was paid by Biological to Tianshi International. In 2005, $6,016,548 was paid by Biological to its minority shareholder, Tianshi Pharmaceuticals, by offsetting other receivable-related party.

Inventories at December 31, 2005 increased to $7.5 million compared to $4.6 million at December 31, 2004. The increased amount of inventories was mainly due to the increased orders from customers, and the increased number of Chinese branches. Tianshi Engineering established 40 new branches for the twelve months ended December 31, 2005, increasing the total number to 106. To meet the anticipated demand from these new branches, we were required to maintain higher levels of raw materials, packaging materials, work-in-progress and finished goods.

As of December 31, 2005 and December 31, 2004, we had accounts payable of $2.7 and $1.8 million, respectively. The increase was mainly due to an increase in purchases of materials due to the increase in sales.

Going forward, our primary requirements for cash consist of:

o the continued production of existing products and general overhead and personnel related expenses to support these activities;
o    continued promotion of networking sales activities;
o    the development costs of new products; and
o expansion of production scale to meet the demands of our fast growing markets.

We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for 2006.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations that existing cash and funds generated from operations will be sufficient to meet working capital for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

REVENUE RECOGNITION

We recognize revenue from sales by distributors in China, net of sales commissions and taxes, when the related Chinese distributor recognizes sales of our products to unaffiliated third parties. We recognize revenue from international (non-Chinese) sales to both affiliated and unaffiliated third parties, net of commissions and taxes, when goods are shipped and cleared by the international customs department.

We are generally not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return product. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

As of December 31, 2005, Tianshi Engineering, an affiliated company, owned all of the related party distributors which sell our products in China.

BAD DEBTS

Our business operations are conducted primarily in China. During the normal course of business, we extend unsecured credit to its customers. Management reviews our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each fiscal year end. We record a provision for accounts receivable trade which ranges from 0.3% to 0.5% of our outstanding accounts receivable balance in accordance with generally accepted accounting principles in China.

INVENTORIES

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

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

In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company's fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company's first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements". EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions--an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES.

Our operating subsidiary, Biological, is located in China, buys all of its raw materials in China, and sells 56% of our products in China, using the Chinese Renminbi ("RMB") as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.

On July 21, 2005, the Chinese government approved the increase in the valuation of RMB against the US dollar by 2%. Because we report our revenues in US dollars, changes in the valuation of RMB may impact our net income. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. Currently we have not entered agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a discussion of transactions between us and our affiliates, please see Item 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statement required by this item may be found following the signature page of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names of the directors, executive officers and key employees of the Company as of December 31, 2005. With the exception of Mr. Jinyuan Li, who served on the Board since the reorganization in September 2003, all other directors served on the Board since January 2004.

NAME                  AGE   POSITION
-------------------  -----  ----------------------------------------------------
Jinyuan Li            48    Chairman, Chief Executive Officer, President and Director

Wenjun Jiao           42    Chief Financial Officer and Director

Yupeng Yan            43    Executive Vice President and Director

Ping Bai              36    Executive Assistant to the President and Director

Socorro M. Quintero   54    Director

Howard R. Balloch     55    Director

Gilbert D. Raker      62    Director

None of our directors and officers was selected pursuant to any agreement or understanding with any other person. There is no family relationship between any director or executive officer and any other director or executive officer.

JINYUAN LI

Mr. Li has served as the Chairman of the Board and a Director since September 2003. Mr. Li is also the President and founder of the Company. He also serves as President of Tianshi Group and has held that position since 1995. Mr. Li has 14 years of experience in the petroleum and plastics industries. He holds a number of leadership positions in government and social associations, including as commissioner of the Tianjin Political Consultative Conference; Standing Director of China Entrepreneur's National Council; Executive Commissioner of All-China Federation of Industry and Commerce; Vice President of Chinese Bioengineering Association; and Vice president of Chinese Healthcare Association. Mr. Li was elected as one of the Top Ten Most Outstanding Talents in the Greater China Area; one of the Ten Most Popular Personages Among the High-Ranking, by China Economic Forum; Excellent Entrepreneur, by the Organization Committee of the Second Chinese Entrepreneur Forum in 2003, and as the Most Creative Chinese Businessman of Asia in 2004. Mr. Li holds a MBA degree from Nankai University.

WENJUN JIAO

Mr. Jiao has served as the Chief Financial Officer of the Company since September 2003. Prior to that, Mr. Jiao served as the Chief Financial Officer of Biological from May 2001 through August 2003, and as Chief Accountant at Xincheng Accounting Firm from 2000 until 2001. Mr. Jiao holds a Doctorate Degree in Accounting from Tianjin University of Finance and Economics and a Master Degree of Business Administration from Oklahoma City University. Mr. Jiao is a Certified Public Accountant in China.

YUPENG YAN

Mr. Yan has served as Executive Vice-President of the Company since September 2003. Prior to that, Mr. Yan served as Vice-President of Tianshi Group from March 1997 to May 2004. Since June 2004, Mr. Yan has also served as head of Tianshi Marketing Group. Mr. Yan currently holds a number of leadership positions including Vice-Dean of Tianshi Occupational Technique Institute, and Vice-Chairman of Tianshi Science and Technique Association. Mr. Yan was elected as one of the Chinese Ten Outstanding Professional Managers in 2004. Mr. Yan received an Executive Masters of Business Administration Degree from Nankai University in July 2004.

PING BAI

Ms. Bai has served as the Executive Assistant to the President of the Company since September 2003. Prior to that, she held a similar position with Biological from May 2001. She has also been Vice President of Tianshi Group since December 2004 and is responsible for global human resources. Ms. Bai served as the Regional Sales Manager for the North China Region in Sinar Mas Group from March 1998 until April 2001. Ms. Bai has extensive experience in international public relationship, management of modern enterprises and strategic management of human resources.

SOCORRO M. QUINTERO

Dr. Quintero serves as a director of the Company. Dr. Quintero is an Associate Professor of Finance at Oklahoma City University's Meinders School of Business ("OCU"). Prior to joining OCU in 1993, she served as Assistant Professor of Finance at the University of South Florida. Dr. Quintero has extensive work experience in various industrial engineering capacities and management levels while working for Atlantic Steel Company, Abbott Laboratories and Levi Strauss & Co. She received a Bachelor of Science in Physics from the University of the Philippines, a Master of Science in Industrial Engineering from the Georgia Institute of Technology, and a Doctorate degree in Finance from the University of Texas at Austin.

GILBERT D. RAKER

Mr. Raker serves as a director of the Company, and has served as the President, Chief Executive Officer and Chairman of the Board of SEMX Corporation (NASDAQ:
SEMX) since 1988. SEMX Corporation manufactures materials and components used in microelectronic circuitry, primarily for the automotive, consumer electronics, defense, medical and aerospace industries. Prior to 1988, Mr. Raker worked at two private equity investment firms and was employed as Chief Financial Officer by two New York Stock Exchange listed companies and several private companies. Mr. Raker received his Bachelor of Science degree in Chemistry from Eastern University and his Master of Business Administration in Production Management from Syracuse University.

HOWARD R. BALLOCH

Mr. Balloch serves as a director of the Company, and has been the President and Chief Executive Officer of the Canada China Business Council since 2001. In addition, Mr. Balloch served as the Canadian ambassador to the People's Republic of China from February of 1996 until July of 2001. Mr. Balloch currently serves on the board of directors of the following companies: Magic Lantern Group (AMEX:
GML), Zi Corporation (NASDAQ: ZICA), Oztime Media, a wholly-owned subsidiary of Zi Corporation, Ivanhoe Energy (NASDAQ: IVAN), Maple Leaf Education Holding and Capital Club, Beijing. Mr. Balloch is the founder and President of The Balloch Group, an investment advisory and merchant banking firm located in Beijing, China. He currently serves as an Adjunct Professor of International Business at the University of British Columbia. Mr. Balloch received his Bachelor of Arts and Master of Arts degrees from McGill University.

AUDIT COMMITTEE

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

The Board of Directors has determined that Ms. Socorro Maria Quintero, Chairman of the Audit committee and Mr. Gilbert D. Raker each qualifies as an "audit committee financial expert" under the Securities and Exchanges Commission's definition.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board has adopted a Code of Business Conduct and Ethics to promote its commitment to the legal and ethical conduct of the Company's business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code of Business Conduct and Ethics, which provides the foundation for compliance with all corporate policies and procedures, and best business practices.

The Code of Business Conduct and Ethics was filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2004. A written copy of the Code of Business Conduct and Ethics will be provided upon request at no charge by writing to the Company's corporate secretary, Cindy Lu, at Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act filed all such required reports during and with respect to 2005.

ITEM 11.  Executive Compensation.

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company's Chief Executive Officer. No other person listed under "Directors, Executive Officers and Key Employees of the Company" had a total annual salary and bonus exceeding $100,000 for any of the fiscal years ended December 31, 2003, 2004 and 2005.

                                            Annual Compensation                              Long Term Compensation
                                   --------------------------------------    ----------------------------------------------------
                                                                                      Awards                     Payouts
                                                                             ------------------------    ------------------------
                                                                 Other                     Securities
                                                                 Annual      Restricted    Underlying                   All Other
Name and Principal                                              Compensa       Stock        Options/        LTIP        Compen-
Position                Year       Salary ($)    Bonus ($)      -tion ($)    Awards ($)     SARs (#)     Payouts ($)   sation ($)
------------------   ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Jinyuan Li              2005       $  145,455            --            --            --            --            --            --
Chief Executive         2004       $  145,455            --            --            --            --            --            --
Officer and             2003       $   46,326(1)         --            --            --            --            --            --
President

(1) On September 9, 2003, Mr. Li was appointed as CEO. The salary disclosed here represents the compensation paid to Mr. Li from September 9, 2003 through December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

None.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

None.

EQUITY COMPENSATION PLAN INFORMATION

None.

DIRECTORS' COMPENSATION

The Company pays its non-employee Directors $30,000 per year in connection with their activities on behalf of the Company, plus travel expenses in connection with Board meetings.

EMPLOYMENT CONTRACTS

The Company's subsidiary, Biological, has entered into an employment agreement with each of the executive officers and employee directors of the Company. Mr. Jinyuan Li's contract is dated June 1, 2005 and has an indefinite period. Mr. Wenjun Jiao's contract is dated June 1, 2005 and terminates on June 30, 2010. The employment contracts for Mr. Yupeng Yan and Ms. Ping Bai, are each dated April 1, 2004 and expire on March 31, 2009. The employment contracts provide for an annual salary of RMB 1,200,000 for Mr. Jinyuan Li and RMB 396,000 for each of Messrs. Wenjun Jiao, and Yupeng Yan and Ms. Ping Bai. Under these employment contracts, the employee may rescind the contract with 30 days written notice to Biological.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights ("SARs") to named executive officers in the year ended December 31, 2005.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

There were no exercises of stock options or SARs by named executive officers in the year ended December 31, 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Messrs. Gilbert D. Raker, Wenjun Jiao and Yupeng Yan, and Ms. Ping Bai. Because the Compensation Committee was not formed until early 2004, it did not deliberate on executive compensation for fiscal 2004. Messrs Wenjun Jiao and Yupeng Yan and Ms. Ping Bai are each an employee and officer of the Company. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of March 24, 2006: each person or entity who is known by the Company to beneficially own five percent or more of the common stock; each director and executive officer of the Company; and all directors and executive officers of the Company as a group.

          NAME OF BENEFICIAL OWNER (1)      NUMBER OF SHARES   PERCENT
          -------------------------------   ----------------   -------
          Jinyuan Li                           65,835,000       92.29%

          Wenjun Jiao                           665,000           *

          Yupeng Yan                            665,000           *

          Ping Bai (2)                          665,000           *

          Socorro Maria Quintero                   --             --

          Howard R. Balloch                        --             --

          Gilbert D. Raker                         --             --

          All Directors and Executive          67,830,000       95.1%
          Officers as a Group (7 persons)

----------
* Less than one percent.

(1) Unless otherwise indicated, the address for each named individual or group is c/o Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.

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

EQUITY COMPENSATION TABLE

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We market all of our products through various domestic and international business entities that are related to our company through common ownership. Related party sales amounted to 100% of our total consolidated sales.

We have a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of our products to be sold in China. We sell our products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi International, and we believe that it is a reasonable sales price for us to receive. All of Tianshi Engineering's Chinese affiliated companies are owned in whole or in part by Mr. Jinyuan Li's immediate family members.

Internationally, we sell our products directly to our overseas affiliates. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related parties. The business operations among these related entities are regulated through internal ordinances.

The following tables are provided to facilitate your understanding of the relationships between related parties and us and their transactions with us during 2005 and 2004.

                                  2005              2004
                              ------------      ------------
Revenue ---related party      $ 68,688,669      $ 58,910,532

                                                               DECEMBER 31,   DECEMBER 31,
                                                                   2005           2004
                                                               ------------   ------------
Accounts receivable, trade - related party,  net of
allowance for doubtful accounts of $206,916 and $30,442
as of December 31, 2005 and 2004, respectively                 $  2,165,958   $  6,058,021
Other receivables - related party                              $  3,281,081   $  8,144,740
Accounts payable - related party                               $          0   $    209,199
Other payable - related party                                  $  1,816,534   $    945,274

Related party sales amounted to $68,688,669 and $58,910,532 for the year ending December 31, 2005 and 2004, which represent 100% of total Company sales for the periods then ended. Related party accounts receivable amounted to $2,165,958 and $6,058,021 as of December 31, 2005 and 2004, respectively, net of an allowance for doubtful accounts of $206,916 and $30,442, respectively.

WELLNESS PRODUCTS AGREEMENTS

In October 2005, Biological entered three agreements with Engineering to enable Engineering to distribute Biological's products in China.

The Nutrition Supplements Market Committee of the China Health Care Association ("CHCA") assessed the value of the certificates subject to the agreements. The CHCA is an independent, non-profit organization composed of manufacturing enterprises, research and development institutions in the medical and health industry and entrepreneurs and professionals from related fields. The Nutrition Supplements Market Committee of the CHCA initiates the construction of industry benchmark and industry criterion, promotes the smooth development in research and development, manufacture and sales for wellness products, and makes contributions in setting up social credibility for enterprises and products.

On October 26, 2005, Biological entered an agreement with Engineering (the "Wellness Products Agreement I") relating to the joint ownership of the Certificates of Domestic Wellness Product issued by the State Food and Drug

Administration of the PRC (the "SFDA") covering eighteen of Biological's wellness products (the "Wellness Certificates I") and the relevant production technology. Pursuant to the Wellness Products Agreement I, Biological will jointly share the ownership of the Wellness Certificates I and relevant production technology with Engineering. Under the agreement, Biological and Engineering both have the right to use the Wellness Certificates I and all technology to produce, manufacture and sell wellness products pursuant to local law.

The Nutrition Supplements Market Committee of the CHCA assessed the value of the Wellness Certificates I and the relevant production technology at USD$1.22 million (USD$1.00 = 8.08 RMB) based upon the CITCA's Market Evaluation Report. Engineering paid Biological 20% of this purchase price upon signing the Wellness Products Agreement I and will pay the remaining 80% of the purchase price within seven business days of the date the SFDA transfers joint ownership interest in the Wellness Certificates I and relevant production technology to Engineering.

On October 26, 2005, Biological entered an agreement with Engineering (the "Wellness Products Agreement II") relating to the transfer of ownership of the Certificates of Domestic Wellness Product covering six of Biological's wellness products (the "Wellness Certificates II") and the relevant production technology to Engineering. Engineering has the sole right to use the Wellness Certificates II and all technology to produce, manufacture and sell the wellness products pursuant to local law.

The Nutrition Supplements Market Committee of the CHCA assessed the value of the Wellness Certificates II and the relevant production technology at USD$292,503 based upon its Market Evaluation Report. Engineering paid Biological 20% of this purchase price upon signing the Wellness Products Agreement II and will pay the remaining 80% of the purchase price within seven business days of the date the SFDA transfers ownership of the Wellness Certificates II to Engineering.

On October 26, 2005, Biological entered an agreement with Engineering (the "Dietary Supplement Products Agreement") relating to the joint ownership of the Certificates of Domestic Dietary Supplement Product covering ten of Biological's dietary supplement products (the "Dietary Supplement Certificates") and the relevant production technology. Pursuant to the Dietary Supplement Products Agreement, Biological will jointly share the ownership of the Dietary Supplement Certificates and relevant production technology with Engineering. Engineering is agreeing to share ownership of the Dietary Supplement Certificates and relevant production technology with Biological. Under the agreement, Biological and Engineering both have the right to use the Dietary Supplement Certificates and all technology to produce, manufacture and sell the dietary supplement products pursuant to local law.

The Nutrition Supplements Market Committee of the CHCA assessed the value of the Dietary Supplement Certificates and the relevant production technology at $173,126 based upon its Market Evaluation Report. Engineering paid Biological 20% of this purchase price upon signing the Dietary Supplement Products Agreement and will pay the remaining 80% of the purchase price within seven business days of the date that Biological delivers to Engineering all of the documents related to the technology for the dietary supplements and the Dietary Supplement Certificates.

OTHER RECEIVABLES

We are owed $3,281,081 and $8,144,740 as of December 31, 2005 and 2004,
respectively, classified as other receivables from related parties. These receivables are generated from our various cash advances and short-term loans and the allocation of administrative and operating costs and various non-operational transactions incurred with related parties.

ACCOUNTS PAYABLE

Accounts payable due to related parties amounted to $0 and $209,199 at December 31, 2005 and 2004, respectively. These amounts were generated from the related parties' purchasing raw materials or paying certain expenses on behalf of our company.

OTHER PAYABLES

We have amounts classified as other payables due to related parties, which amounted to $1,816,534 and $945,274 as of December 31, 2005 and 2004,
respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions.

On March 25, 2005 we entered a loan agreement with Tian Yuan Investment Ltd, a company owned by Mr. Jinyuan Li, pursuant to which Tianshi International borrowed $300,000. The loan was non-interest bearing and was paid in full on September 26, 2005.

LOANS

On September 1, 2005, we entered into a short-term loan agreement with Tianshi Engineering, to which we lent $1,857,000. The loan is non-interest bearing and was paid by December 31, 2005. The purpose of the loan was for the market expansion: the initial stage investment for 40 new branches in China.

On September 7, 2005, we entered a loan agreement with Tianshi Group, pursuant to which we lent $990,400. Tianshi Group is required to pay interest to us at an annual rate of 5.22%. Both the principal and the interest of the loan was paid by December 31, 2005. The purpose of the loan was for the adoption of an Enterprise Resource Planning system and an electronic human resources system.

On October 1, 2005, Biological entered a loan agreement with Tianshi Engineering, pursuant to which we lent $24,400,000. The loan was non-interest bearing. The purpose of the loan was for expansion of the Chinese market. The loan was repaid by December 31, 2005.

On March 26, 2004, Biological entered an agreement with Tianjin Juchao Commercial and Trading Co., Ltd. ("Juchao"), which is 40% owned by Mr. Jinyuan Li, to convert various receivable amounts into a note receivable in the amount of RMB200,000,000 or approximately USD $24,200,000. The note was to be paid off in four quarterly installments of RMB50,000,000 beginning March 31, 2004 and ending December 31, 2004. Interest was charged beginning January 1, 2004 at an annual interest rate of 6.048%. The receivable is secured by a personal guarantee of Jinyuan Li and the pledge of 20% of his stock ownership in the Company, or 13,167,000 shares. The note was repaid during 2004, together with $914,760 in interest.

In 2004, Tianshi International entered a term loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan"), pursuant to which Tianyuan agreed to lend $10.65 million in the aggregate to Tianshi International, at an interest rate of 5% per year. Tianshi International must repay the loan in ten consecutive semiannual installments of $1,065,000 commencing June 30, 2006. Tianshi International used the loan proceeds in Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan.

The principal of the loan is required to be paid in ten consecutive semi-annual installments of each $1,065,000 on June 30 and December 31st of each year, commencing on June 30, 2006 and ending June 30, 2011. Interest is required to be paid on the outstanding and principal amount of the loan at an annual interest rate of 5% on June 30 and December 31, commencing on December 31, 2004. In 2005, $532,887 of interest was paid.

RENT EXPENSE

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease expires at the end of 2007 and requires annual rent at 1% of our total gross revenues. The rent was negotiated by the parties prior to entering into the agreement, before we acquired Tianshi International, and we believe that it is a reasonable rent for the facilities. The term of this agreement is for five years commencing on January 1, 2003. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $667,990 for the 12 months ended December 31, 2005.

SUBSEQUENT EVENT

On January 1, 2006, Biological entered a loan agreement with Tianshi Engineering, pursuant to which we lent $24,400,000. The loan is non-interest bearing and is due on March 31, 2006. The purpose of the loan is for expansion of the Chinese market. Depending on market conditions at the time the loan is due, Biological may choose to extend the due date on the loan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board has reappointed Moore Stephens Wurth Frazer and Torbet, LLP as independent auditors to audit our financial statements for the fiscal year ended December 31, 2005. Moore Stephens Wurth Frazer and Torbet, LLP has served as our independent auditor since 2002.

PUBLIC ACCOUNTANTS' FEES

                                            2005       2004
                                         ---------   ---------
                    Audit Fees           $ 220,000   $ 215,000
                    Audit Related Fees   $       0   $       0
                    Tax Fees             $  10,000   $  10,000
                    All Other Fees       $  35,000   $   5,500

Audit fees were for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during the 2004 and 2005 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and Form 10-Q, and services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in connection with statutory and regulatory filings or engagements for those fiscal years. Moore Stephens Wurth Frazer and Torbet, LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2004 and 2005 for assurance and related services in connection with the audit or review of our financial statements. Tax fees involved preparation of the consolidated tax returns. All other fees consisted of professional advice on the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and performing research, including preparing a memorandum regarding FASB FIN 46R in 2004.

PRE-APPROVAL OF SERVICES

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by the Company's independent auditors. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences. The audit, tax, and all other fees and services described above were pre-approved for 2004 and 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No. Description
----------- --------------------------------------------------------------------
    2.1 Agreement and Plan of Reorganization, as amended, dated as of August 22, 2003, by and among Strategika, Tianshi International and the Stockholders of Tianshi International. (1)

    3.1     Certificate of Incorporation of MIA Acquisition Corp. (2)

    3.2     By-laws of MIA Acquisition Corp. (2)

    3.3 Certificate of Amendment to Certificate of Incorporation of MIA Acquisition Corp. changing the company's name to Strategika, Inc. (2)

    4.1     Specimen Stock Certificate. (2)

    10.1 Stock Purchase Agreement, dated February 11, 2002, by and between Rene Larrave and MIA Acquisition Corp. (2)

    10.2 Certificates Change and Technology Transfer Agreement of the Six Wellness Products, dated as of October 26, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co. Ltd. (3)

    10.3 Technology Sharing Agreement of Dietary Supplement Products, dated as of October 26, 2005, by and between Tianjin Tianshi biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co. Ltd. (3)

    10.4 Certificates Change and Technology Transfer Agreement of Eighteen Wellness Products, dated as of October 26, 2005, by and between Tianjin Tianshi biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co. Ltd. (3)

    10.5 Term Loan Agreement, dated September 7, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd. (3)

    10.6 Term Loan Agreement, dated September 1, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (3)

    10.7* Product Purchase and Sales Agreement, dated June 25, 2003, by and between Tianjin Tianshi Biological Development Co., Ltd. And Tianjin Tianshi Biological Engineering Co. Ltd.

    10.8* Lease Agreement, dated June 30, 2002, by and between Tianshi Group Co. Ltd. and Tianjin Tianshi Biological Development Co., Ltd.

    10.9* Supplemental Lease Agreement, dated June 30, 2005 by and between Tianshi Group Co. Ltd. and Tianjin Tianshi Biological Development Co., Ltd.

    10.10* Term Loan Agreement, dated October 1, 2005 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

    10.11* Term Loan Agreement, dated January 1, 2006 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

    10.12* Form of Labor Contract, by and between Tianjin Tianshi Biological Development Co., Ltd. and Jinyuan Li, Wenjun Jiao, Yupeng Yan and Ping Bai.

    10.13* Term Loan Agreement, dated September 10, 2004, by and between Tianyuan Capital Development Corp. Ltd. and Tianshi International Holding Corp.

    10.14* Term Loan Agreement, dated March 24, 2005, by and between Tianyuan Capital Development Corp. Ltd. and Tianshi International Holding Corp.

    21.1    Subsidiaries. (4)

    23.1* Consent of Independent Accountants, Moore Stephens Wurth Frazer and Torbet, LLP.

    31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2* Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.
(2) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on March 7, 2002.
(3) Filed as an exhibit to the Registrant's Form 10-QSB filed with the Securities Exchange Commission on November 4, 2005.
(4) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIENS BIOTECH GROUP (USA), INC.

Date:  March 31, 2005
                                       /s/ Jinyuan Li
                                       ----------------------------------------
                                       Jinyuan Li
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)

Date:  March 31, 2005
                                       /s/ Wenjun Jiao
                                       ----------------------------------------
                                       Wenjun Jiao
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                             DATE
------------------------   ------------------------------    ----------------
/s/ Jinyuan Li
Jinyuan Li                 Chairman of the Board, Chief      March 31, 2006
                           Executive Officer and
                           President (Principal Executive
                           Officer)

/s/ Wenjun Jiao
Wenjun Jiao                Chief Financial Officer           March 31, 2006
                           (Principal Accounting Officer)
                           and Director

/s/ Yupeng Yan
Yupeng Yan                 Executive Vice President          March 31, 2006
                           And Director

/s/ Ping Bai
Ping Bai                   Executive Assistant to the        March 31, 2006
                           President and Director

/s/ Socorro M Quintero
Socorro M Quintero         Director                          March 31, 2006

/s/ Howard R Balloch
Howard R Balloch           Director                          March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tiens Biotech Group (USA), Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tiens Biotech Group (USA), Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiens Biotech Group
(USA), Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

March 15, 2006

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                                                              2005            2004
                                                                         -------------   -------------
                                   ASSETS
CURRENT ASSETS:
    Cash                                                                 $  77,545,991   $  39,243,872
    Accounts receivable, trade - related parties, net of
      allowance for doubtful accounts of $206,916 and $30,442
      as of December 31, 2005 and 2004, respectively                         2,165,958       6,058,021
    Other receivables                                                          234,486         529,036
    Other receivables - related parties                                      3,281,081       8,144,740
    Inventories                                                              7,516,352       4,567,418
                                                                         -------------   -------------

      Total current assets                                                  90,743,868      58,543,087
                                                                         -------------   -------------

PLANT AND EQUIPMENT, net                                                    24,877,688      20,200,806
                                                                         -------------   -------------

OTHER ASSETS:
    Intangible assets, net                                                     476,637         469,765
    Employee advances                                                          145,071          75,212
    Deposits                                                                 5,380,890       4,230,063
                                                                         -------------   -------------
       Total other assets                                                    6,002,598       4,775,040
                                                                         -------------   -------------

        Total assets                                                     $ 121,624,154   $  83,518,933
                                                                         =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $   2,698,813   $   1,791,019
    Accounts payable - related parties                                               -         209,199
    Advances from customers - related parties                                2,077,130         673,349
    Wages and benefits payable                                               1,045,052         165,370
    Other taxes payable                                                      1,413,054         623,113
    Other payables                                                             339,390         263,469
    Other payables - related parties                                         1,816,534         945,274
    Current portion of long term debt                                        2,130,000         155,442
                                                                         -------------   -------------
      Total current liabilities                                             11,519,973       4,826,235

LONG TERM DEBT, net of current portion                                       8,527,742      10,657,742
                                                                         -------------   -------------

      Total liabilities                                                     20,047,715      15,483,977
                                                                         -------------   -------------

MINORITY INTEREST                                                           11,929,040       7,512,057
                                                                         -------------   -------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares authorized,
      71,333,586 issued and outstanding, respectively                           71,334          71,334
    Paid-in-capital                                                          8,842,009       8,842,009
    Statutory reserves                                                       9,420,783       9,420,783
    Retained earnings                                                       69,079,060      42,200,940
    Accumulated other comprehensive income (loss)                            2,234,213         (12,167)
                                                                         -------------   -------------
      Total shareholders' equity                                            89,647,399      60,522,899
                                                                         -------------   -------------
        Total liabilities and shareholders' equity                       $ 121,624,154   $  83,518,933
                                                                         =============   =============

The accompanying notes are an integral part of this statement

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

                                                     2005            2004            2003
                                                -------------   -------------   -------------
REVENUE - RELATED PARTIES                       $  68,688,669   $  58,910,532   $  38,392,208

COST OF SALES                                      17,451,605      17,483,739      12,725,161
                                                -------------   -------------   -------------

GROSS PROFIT                                       51,237,064      41,426,793      25,667,047

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES      13,413,875       7,363,248       3,171,338
                                                -------------   -------------   -------------

INCOME FROM OPERATIONS                             37,823,189      34,063,545      22,495,709

OTHER (EXPENSE) INCOME, net                          (639,137)        388,266      (1,178,389)
                                                 -------------   -------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                           37,184,052      34,451,811      21,317,320

PROVISION FOR INCOME TAXES                          2,984,302               -               -
                                                -------------   -------------   -------------

INCOME BEFORE MINORITY INTEREST                    34,199,750      34,451,811      21,317,320

MINORITY INTEREST                                   7,321,630       7,013,515       4,263,498
                                                -------------   -------------   -------------

NET INCOME                                         26,878,120      27,438,296      17,053,822

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment         2,246,380          (8,239)              -
                                                -------------   -------------   -------------

COMPREHENSIVE INCOME                            $  29,124,500   $  27,430,057   $  17,053,822
                                                =============   =============   =============

EARNINGS PER SHARE, BASIC AND DILUTED           $        0.41   $        0.38   $        0.38
                                                =============   =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES                  71,333,586      71,801,819      44,730,609
                                                =============   =============   =============

The accompanying notes are an integral part of this statement

See report of independent registered public accounting firm


                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                           Number        Common         Paid-in       Statutory
                                                         of shares       stock          capital        reserves
                                                       ------------   ------------   -------------   ------------
BALANCE, January 1, 2003                                  5,000,508   $          1    $  8,906,492   $    399,173
        Tianshi stock issued to Tianshi shareholders                         6,850
        6.5 for one shares forward split                 27,503,078         27,503         (27,503)
        Issuance of common stock to Tianshi
                shareholders due to reorganization       68,495,000         66,645         (66,645)
        Cancellation of common stock held by
                 Rene Larrave                           (29,000,000)       (29,000)         29,000
        Net income
        Adjustment to statutory reserve                                                                 3,330,964
                                                       ------------   ------------   -------------   ------------
BALANCE, January 1, 2004                                 71,998,586         71,999       8,841,344      3,730,137
        Cancellation of common stock                       (665,000)          (665)            665
        Receipt of stock receivable
        Foreign currency translation loss
        Net income
        Adjustment to statutory reserve                                                                 5,690,646
                                                       ------------   ------------   -------------   ------------
BALANCE, December 31, 2004                               71,333,586         71,334       8,842,009      9,420,783

        Net Income
        Foreign currency translation gain
                                                       ------------   ------------   -------------   ------------
BALANCE, December 31, 2005                               71,333,586   $     71,334   $   8,842,009   $  9,420,783
                                                       ============   ============   =============   ============

                                                                                      Accumulated
                                                                                         Other
                                                         Retained        Stock       comprehensive
                                                         earnings      receivable    income (loss)      Totals
                                                       ------------   ------------   -------------   ------------
BALANCE, January 1, 2003                               $  6,730,432   $          -   $      (3,928)  $ 16,032,170
        Tianshi stock issued to Tianshi shareholders                        (6,650)                           200
        6.5 for one shares forward split
        Issuance of common stock to Tianshi
                shareholders due to reorganization
        Cancellation of common stock held by
                 Rene Larrave
        Net income                                       17,053,822                                    17,053,822
        Adjustment to statutory reserve                  (3,330,964)
                                                       ------------   ------------   -------------   ------------
BALANCE, January 1, 2004                                 20,453,290         (6,650)         (3,928)    33,086,192
        Cancellation of common stock
        Receipt of stock receivable                                          6,650                          6,650
        Foreign currency translation loss                                                   (8,239)        (8,239)

        Net  income                                      27,438,296                                    27,438,296
        Adjustment to statutory reserve                  (5,690,646)
                                                       ------------   ------------   -------------   ------------
BALANCE, December 31, 2004                               42,200,940              -         (12,167)    60,522,899

        Net Income                                       26,878,120                                    26,878,120
        Foreign currency translation gain                                                2,246,380      2,246,380

                                                       ------------   ------------   -------------   ------------
BALANCE, December 31, 2005                             $ 69,079,060   $          -   $   2,234,213   $ 89,647,399
                                                       ============   ============   =============    ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                              2005             2004             2003
                                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  26,878,120    $  27,438,296    $  17,053,822
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
        Minority interest                                                    7,321,630        7,013,515        4,263,498
        Depreciation                                                         1,701,415        1,303,433          991,138
        Amortization                                                           134,070           51,718           47,764
        (Gain) loss on sale of assets                                          289,632          124,536          (18,587)
      (Increase) decrease in assets:
        Accounts receivable, trade - related parties                         3,983,584       (6,049,488)       2,554,124
        Other receivables                                                      303,201         (389,216)         188,671
        Other receivables - related parties                                  2,096,269       11,773,082      (26,831,339)
        Inventories                                                         (2,794,529)        (563,202)          43,457
        Employee advances                                                      (67,007)         746,324         (267,504)
        Deposits                                                            (1,081,102)      (3,178,506)         882,879
      Increase (decrease) in liabilities:
        Accounts payable                                                       850,852         (740,810)         569,761
        Accounts payable - related parties                                    (211,274)        (549,371)          (4,124)
        Advances from customers - related parties                            1,366,951       (4,468,312)       5,081,222
        Wages and benefits payable                                             862,872          139,923         (140,489)
        Other taxes payable                                                    763,249          416,390           (4,065)
        Other payables                                                          70,110          236,218       (1,103,318)
        Other payables - related parties                                       837,554         (367,014)       2,254,539
                                                                         -------------    -------------    -------------
          Net cash provided by operating activities                         43,305,597       32,937,516        5,561,449
                                                                          -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in loans receivable - related party                                     -                -       10,899,102
    Increase in intangible assets                                             (113,133)        (158,153)               -
    Proceeds from sales equipment and automobiles                               28,581          713,036           66,549
    Purchase of equipment and automobiles                                   (6,100,936)      (4,268,097)      (2,674,290)
                                                                         -------------    -------------    -------------
          Net cash (used in) provided by investing activities               (6,185,488)      (3,713,214)       8,291,361
                                                                         -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments, net of borrowings on short term notes payable                          -       (5,324,000)      (1,136,190)
    Payments on long term debt                                                (156,984)        (259,513)        (294,751)
    Payments to minority interest shareholder                                  (58,136)      (7,778,113)               -
    Proceeds from long term debt                                                     -       10,657,742                -
    Proceeds of stock receivable                                                     -            6,650              200
                                                                         -------------    -------------    -------------
          Net cash used in financing activities                               (215,120)      (2,697,234)      (1,430,741)
                                                                         -------------    -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      1,397,130           (8,239)               -
                                                                         -------------    -------------    -------------

INCREASE IN CASH                                                            38,302,119       26,518,829       12,422,069

CASH, beginning of year                                                     39,243,872       12,725,043          302,974
                                                                         -------------    -------------    -------------

CASH, end of year                                                        $  77,545,991    $  39,243,872    $  12,725,043
                                                                         =============    =============    =============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens") was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., and subsequently to Strategika, Inc. in February 2002.

Pursuant to an Agreement and Plan of Reorganization, dated August 22, 2003 (the "Agreement"), the Company, Tianshi International Group Limited ("Tianshi International"), and Jinyuan Li, Wenjun Jiao and Yupeng Yan, all Chinese Nationals who were stockholders of Tianshi International (the "Tianshi Stockholders"), on September 9, 2003 the Company received from the Tianshi Stockholders all of the issued and outstanding common stock of Tianshi International in exchange for the issuance by the Company of 68,495,000 shares of its common stock to the Tianshi Stockholders, representing 95% of the issued and outstanding common stock of the Company at such time, after giving effect to the issuance.

The purchase of Tianshi International and the issuance of the Company's common stock in connection with the purchase has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets have been recorded. For accounting purposes, the original Tianshi International is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Tianshi International.

Tianshi International was incorporated March 24, 2003, in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International acquired 80% of Tianjin Tianshi Biological Development Co., Ltd ("Biological") from Tianshi Hong Kong International Development Co., Ltd., which is 100% owned by the Company's Chairman, Chief Executive Officer and President, Jinyuan Li. Biological is a Chinese-foreign equity joint venture company established under the laws of the PRC on March 27, 1998. Biological is subject to the Law on Sino Foreign Equity Joint Ventures, its implementation regulations and other related rules and regulations. Biological is an independent legal entity having the legal structure of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Biological provides for a 50 year term with registered capital of $10,000,000. As an approved Chinese-foreign equity joint venture, Biological receives special income tax incentive treatment from both the local (Wuqing County) and central governments in China.

The reporting entity
--------------------

The financial statements in the Strategika, Inc. filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                                                           Percentage
                         Subsidiary                                       Of Ownership
-----------------------------------------------------------------------  -------------
Tianshi International Holdings Group, Ltd        British Virgin Islands          100.0%
Tianjin Tianshi Biological Development Co., Ltd  P.R.C.                           80.0%
Tiens Yihai Co., Ltd.                            P.R.C.                           99.4%

Tianshi International is a corporation organized under the laws of the British Virgin Islands. Tianshi International is a holding company for Tiens' 80% investment in Biological and its 99.4% investment in Tiens Yihai.

Tiens Yihai Co. Ltd. ("Tiens Yihai") is a foreign investment joint venture which is incorporated under the laws of PRC. Tiens Yihai is classified as a Foreign Investment Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000.

Related Parties
---------------

Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company, owns the remaining 20% of Biological. Tianjin Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a Chinese company, and 7.29% owned by Mr. Li's daughter, Ms. Baolin Li. Tianshi Group is 90% owned by Mr. Li and 10% owned by Ms. Li. Tianshi Group also owns 51% of Tianshi Engineering, the entity to which the Company sells all of its products for consumption in the People's Republic of China (the "PRC," or "China"). Ms. Li owns the remaining 49% of Tianshi Engineering. Tiens Yihai is 0.6% owned by Tianshi Pharmaceuticals.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Nature of operations
--------------------

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products, and personal care products. In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Outside the PRC, the Company sells its products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. The Company sells to affiliated companies located in 54 countries.

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

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Foreign currency translation, (continued)
-----------------------------------------

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $2,234,213 and $(12,167) as of December 31, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.18 RMB for the year ended December 31, 2005 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2005 and 2004.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

See report of independent registered public accounting firm

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

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when related items are credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

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

See report of independent registered public accounting firm

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

Tiens Yihai is located in a Special Industry Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the first year profits were made, followed by a 15% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai doing business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break.

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of December 31, 2005, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

Provision for income taxes for the years ending December 31, 2005, 2004 and 2003 were $2,984,302, $0 and $0, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                         2005         2004        2003
                                      ----------   ---------   ----------
U.S. Statutory rate                         34.0%       34.0%        34.0%
Foreign income not recognized in USA       (34.0)      (34.0)       (34.0)
China income taxes                           7.5           -            -
                                      ----------   ---------   ----------
Total provision for income taxes             7.5%          -%           -%
                                      ==========   =========   ==========

The estimated tax savings due to the reduced tax rate for the years ending December 31, 2005, 2004 and 2003 amounted to $4,815,366, $11,369,098 and
$7,034,716, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for December 31, 2005, 2004 and 2003 to $0.28, $0.22 and $0.22, respectively

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,701,415, $1,303,433 and $991,138, respectively.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects these assets to be fully recoverable.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Plant and equipment, net, (continued)
-------------------------------------

Plant and equipment consist of the following at December 31:

                                          2005          2004
                                     ------------   ------------
Buildings and improvements           $ 13,907,626   $  7,962,799
Office facilities                         283,503        162,522
Computer equipment and software         1,441,159        782,846
Equipment                               7,352,056      6,514,151
Vehicles                                3,619,837      2,771,364
Construction in progress                3,991,285      6,023,223
                                     ------------   ------------
          Total                        30,595,466     24,216,905
Less: Accumulated depreciation          5,717,778      4,016,099
                                     ------------   ------------
          Plant and equipment, net   $ 24,877,688   $ 20,200,806
                                     ============   ============

Capitalized interest
--------------------

The Company has capitalized a portion of its interest costs as a component of building construction costs. Total interest expense for the years December 31, 2005, 2004 and 2003 net of capitalized interest amounted to $515,692, $320,565 and $464,916, respectively. Total interest expense capitalized as part of the construction costs for the years ended December 31, 2005, 2004 and 2003 amounted to $0, $16,029 and $34,459, respectively.

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

See report of independent registered public accounting firm

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

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

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recently issued accounting pronouncements, (continued)
------------------------------------------------------

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

In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company's fiscal year 2006. The adoption of this Interpretation is not expected to have a material effect on the Company's consolidated financial position or results of operations.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recently issued accounting pronouncements, (continued)
------------------------------------------------------

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable.

SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company's first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements". EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions--an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recently issued accounting pronouncements, (continued)
------------------------------------------------------

In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption.

The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at December 31, 2005 and December 31, 2004 amounted to $77,603,398 and $40,219,787, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Accounts receivable - related parties
-------------------------------------

The Company's trade accounts receivables are 100% due from related companies. Management believes that the accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable trade which ranges from 0.3% to 0.5% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at December 31:

                                         2005           2004
                                     ------------   ------------
Raw materials                        $  4,654,596   $  2,246,493
Work-in-progress                          129,144        284,458
Finished goods                          2,732,612      2,036,467
                                     ------------   ------------
Total                                $  7,516,352   $  4,567,418
                                     ============   ============

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company has written off the obsolete goods that amounted to $154,525 and $0 as of December 31, 2005 and 2004 respectively.

Intangible assets
-----------------

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" to use the land. The Company acquired two land use rights for fifty years from The PRC on December 1, 1999 and October 4, 2004 for $645,818 in total. The costs of the rights are being amortized over ten years, using the straight-line method

At December 31, 2005, 2004 and 2003, accumulated amortization amounted to $310,123, $176,053 and $124,335, respectively, and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $134,070, $51,718 and $47,764, respectively.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Deposits-non current
--------------------

The Company as of December 31, 2005 and 2004 had outstanding deposits of $5,380,890 and $4,230,063, respectively. The Company has deposited $3.59 million with a local government agency to acquire the land use right for land located in Shanghai. This is in connection with its joint venture project described in note
8. The land use right is for a term of 50 years and as of December 31, 2005, the Company has not legally acquired the right from the government. The deposit is non refundable. The balance represents deposits with vendors for purchases of equipment and construction in progress.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid for the year ended December 31, 2005 amounted to $2,302,275. No income taxes were paid for the years ended December 31, 2004 and 2003 as the Company was not taxed during those years. Interest paid amounted to $515,692, $173,078, and $464,916 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company offset $6,016,548 of its dividend payable due to its minority shareholder against other receivables due from related parties.

NOTE 4 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the periods ended December 31, 2005, 2004 and 2003.

The weighted average number of shares used to calculate EPS for the period ended December 31, 2005 (71,333,586), 2004 (71,801,819) and 2003 (44,730,609) reflect only the shares outstanding for those periods.

On July 31, 2004, the board of directors of the Company accepted the resignation of one of the members of the Board. The resigning director's 665,000 shares of common stock of the Company were returned to the Company and cancelled on September 14, 2004.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT

Note payable - related party
----------------------------

On September 10, 2004, Tianshi International signed a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million to fund Tianshi International's contribution due to Tiens Yihai. Mr. Jinyuan Li, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semiannual installments of $1,065,000 on the last day of each June and December commencing June 2006, and ending December 31, 2011. The first interest payment was to be paid on December 31, 2004 at an annual interest rate of 5%. Accrued interest of $532,887 at December 31, 2005 was paid during the year.

                                                            2005          2004
                                                       ------------   ------------
Note payable due to Tianyuan Capital Development
       Corp. Ltd., related party                       $ 10,657,742   $ 10,657,742
Loan from Agricultural Bank of China, due on various
       dates in 2005. Monthly interest and principal
       payment at 6.588% per annum, secured by
       properties                                                 -        155,442
                                                       ------------   ------------
                   Total                                 10,657,742     10,813,184
Less current portion of long term debt                    2,130,000        155,442
                                                       ------------   ------------
                   Total                               $  8,527,742   $ 10,657,742
                                                       ============   ============

Total principal payments for the next five years on all long-term debt are as follows:

       Year
      Ending
   December 31,             Amount
--------------------   --------------
       2006                 2,130,000
       2007                 2,130,000
       2008                 2,130,000
       2009                 2,130,000
       2010                 2,130,000
    Thereafter                  7,742

NOTE 6 - MINORITY INTEREST

Minority interest represents the outside shareholders' 20% ownership of Biological and 0.6% ownership of Tiens Yihai.

See report of independent registered public accounting firm

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

Tianshi International Holdings Group Limited - British Virgin Island Company owned 100% by Tiens Biotech Group (USA), Inc.

Jinyuan Li - individual - Chairman, Chief Executive Officer and President and majority shareholder

Baolan Li - individual - daughter of Jinyuan Li

Tianjin Tianshi Biological Development Co., LTD - Chinese joint venture which Tianshi International Holdings Group Limited owns 80%

Tianshi Hong Kong International Development Co., Limited - Hong Kong Company owned 100% by Jinyuan Li.

Tianjin Tianshi Biological Engineering Co., LTD - Chinese company owned 49% by Baolan Li and 51% by Tianjing Tianshi Group Co., Ltd.

Tianjin Tianshi Pharmaceuticals Co., LTD - a Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - owned 90% by Jinyuan Li and 10% by Baolan Li

Sales
-----

The Company sells products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. The related party distributors are solely responsible for all marketing and payments of sales commissions to independent distributors.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, (continued)

Sales, (continued)
------------------

Related party sales amounted to $68,688,669, $58,910,532 and $38,392,208 for the years ended December 31, 2005, 2004 and 2003 which represent 100% of total sales for the years then ended. Related party accounts receivable related to these sales amounted to $2,165,958 and $6,058,021 as at December 31, 2005 and 2004, respectively, net of an allowance for doubtful accounts of $206,916 and $30,442, respectively.

Other receivables and note receivable
-------------------------------------

The Company through its Chinese joint venture, Tianjin Tianshi Biological Development Co., Ltd., is owed additional amounts classified as other receivables and notes receivables from various related parties totaling $3,281,081 and $8,144,740 as of December 31, 2005 and 2004, respectively and consisted of the following:

                                                    December 31,    December 31,
                                                        2005           2004
                                                    ------------    ------------
Tianjin Juchao Commercial and Trading Co., Ltd      $  2,411,657    $    311,160
Tianjin Tianshi Biological Engineering Co., Ltd                -       1,710,446
Tianjin Tianshi Pharmaceuticals Co., Ltd                       -       2,590,630
Xongshi Real Estate Development                          620,000         620,000
JinMao (Group) Holding                                   101,044         101,044
Tianjin Tianshi Group Co., Ltd                           148,380       2,811,460
                                                    ------------    ------------
              Total                                 $  3,281,081    $  8,144,740
                                                    ============    ============

On September 1, 2005, the Company issued a short-term note to Tianshi Engineering in the amount of RMB 15,000,000, translated to $1,857,000. The note is interest free and will be due on December 31, 2005. On September 7, 2005, the Company issued a short-term note to Tianshi Group in the amount of RMB 8,000,000, translated to $990,400. The note bears an annual interest rate of 5.22% and will be due on December 31, 2005. The principal of both notes had been paid off by December 31, 2005.

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($24,400,000) from Tianjin Tianshi Biological Development Co., Ltd.. This amount was repaid to Biological by December 31, 2005. Then this amount was then loaned to Tianshi Engineering on January 6, 2006. See note 13.

Other receivables are generated by the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, (continued)

Accounts payable
----------------

Accounts payable due to related parties amounted to $0 and $209,199 at December 31, 2005 and 2004, respectively. These amounts were generated from the purchases of raw materials, rent expense and the Company's transportation costs.

Other payables
--------------

The Company has amounts classified as other payables due to related parties which amounted to $1,816,534 and $945,274 as of December 31, 2005 and 2004, respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

The Company borrowed $300,000 from a related company during the second quarter of 2005. The amount borrowed was non-interest bearing and was due on June 25, 2005. The loan was paid off in September 2005.

Short term loan to related party
--------------------------------

On October 1, 2005, Biological entered into a loan agreement with Tianshi Engineering, pursuant to which we lent $24,400,000. The loan was non-interest bearing. The purpose of the loan was for expansion of the Chinese market. The principal on this loan was paid by December 31, 2005.

Rent expense
------------

On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003.

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $667,990, $595,494 and $375,645 for the years ended December 31, 2005, 2004 and 2003, respectively.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INVESTMENT IN TIENS YIHAI CO. LTD.

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

A total of 15%, or approximately $30,000,000, of the registered capital is required to be contributed by the joint venture partners, within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner within three years of the issuance of the business license or May 27, 2004. Tianshi International has made its required capital contribution in the amount of $29,861,853.

In 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implements a new scheme of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations have been adjusting and re-allotting projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that have been affected, including Tiens Yihai, which project is being constructed on state-owned property, are currently awaiting further decisions by state and local government. Presently, we are unable to forecast the direction, outcome and/or completion date of the Tiens Yihai project. As of December 31, 2005, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE ADVANCES

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $145,071 and $75,212 at December 31, 2005 and 2004, respectively.

NOTE 10 - RETIREMENT PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Biological employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $434,363, $89,593 and $68,717 for the years ended December 31, 2005, 2004 and
2003, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $41,860, $9,677 and $5,420 for the years ended December 31, 2005, 2004 and 2003 respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability.

On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the new medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $181,597 , $42,849 and $28,488 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 11- DISTRIBUTION OF INCOME, STATUTORY RESERVES AND RESTRICTED RETAINED EARNINGS

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- DISTRIBUTION OF INCOME, STATUTORY RESERVES AND RESTRICTED RETAINED EARNINGS, (continued)

The statutory reserves include the surplus reserve fund, the common welfare fund, and the enterprise fund.

Statutory reserve fund
----------------------

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital, as of December 31, 2005, the company's statutory reserve fund had reached 50% of the Company's registered capital, therefore, no statutory reserve is required thereafter.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2005, 2004 and 2003, the Company transferred $0, $2,845,324 and $1,665,482, respectively, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve.

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

Common welfare fund
-------------------

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the years ended December 31, 2005, 2004 and 2003, the directors authorized, subject to shareholders' approval, the transfer of $0, $1,422,661 and $832,741, respectively, which amounted to 5% of current year's net income, to the statutory reserve fund.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- DISTRIBUTION OF INCOME, STATUTORY RESERVES AND RESTRICTED RETAINED EARNINGS, (continued)

Enterprise fund
---------------

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required. For the years ended December 31, 2005, 2004 and 2003, the board of directors authorized, subject to shareholders' approval, the transfer of $0, $1,422,661 and $832,741 , respectively, which amounted to 5% of current year's net income, to the enterprise fund.

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

                                      TIANSHI              MINORITY
          Date                     INTERNATIONAL          SHAREHOLDER             Totals
--------------------------         -------------         ------------         ------------
March 22, 2004               RMB      82,430,670   RMB     20,607,668   RMB    103,038,338
June 30, 2004                         80,525,905           20,131,476          100,657,381
December 31, 2004                    100,000,000           25,000,000          125,000,000
Amount paid                  RMB    (182,430,670)         (65,739,144)        (248,169,814)
                                   -------------         ------------         ------------
December 31, 2004 Balance    RMB      80,525,905   RMB              -   RMB     80,525,905

June 30, 2005                        112,862,432           48,996,288          161,858,720
Amount paid                          (49,105,499)         (48,996,288)         (98,101,787)
                                   -------------         ------------         ------------
September 30, 2005 Balance   RMB     144,282,838                    -          144,282,838

Amount paid                          (16,171,200)                   -          (16,171,200)
                                   -------------         ------------         ------------
December 31, 2005 Balance    RMB     128,111,638                    -          128,111,638
                                   =============         ============         ============
December 31, 2005 Balance    US$      15,885,843   US$              -   US$     15,885,843
                                   =============         ============         ============

Prior to June 30, 2005, the amounts paid to Tianshi International had been used to invest in its investment Tiens Yihai Co., Ltd described in note 8. Dividends were declared during June 2005 and $8,000,000 was paid to Tianshi International during the second half of year 2005. At December 31, 2005, this amount remains in the cash accounts of Tianshi International. The remaining amount of the dividend payable was eliminated in the consolidation.

See report of independent registered public accounting firm

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENT

On January 1, 2006, Biological entered into a loan agreement with Tianshi Engineering, pursuant to which the Company lent $24,400,000. The loan is non-interest bearing and is due on March 31, 2006. The purpose of the loan is for expansion of the Chinese market.

See report of independent registered public accounting firm