Form 10-Q/A
period 2005-09-30
TIENS BIOTECH GROUP USA INC
filed 2006-04-07
CIK 1168556

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                Amendment No. 1 to
                                    FORM 10-Q

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 71,333,586 shares of the Registrant's Common Stock issued and outstanding on April 5, 2006.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (check one):
Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

================================================================================

                                EXPLANATORY NOTE

Tiens Biotech Group (USA), Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 to correct the column headings for the two tables appearing under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operation") under the heading "Results of Operations for the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004". Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to September 30, 2005.

                         PART I - FINANCIAL INFORMATION

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


RESULTS OF  OPERATIONS  FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER  30, 2005
COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                                            Three Months Ended                        Nine Months Ended
                                              September 30,                              September 30,
                                          2005             2004         Change       2005             2004         Change
                                      ------------     ------------    --------  ------------     ------------    --------
Revenue                               $ 19,126,809     $ 18,058,888        5.9%  $ 50,730,467     $ 46,074,775       10.1%

Cost of Sales                         $  4,954,198     $  4,304,640       15.1%  $ 12,609,428     $ 10,922,106       15.5%
Gross Profit                          $ 14,172,611     $ 13,754,248        3.0%  $ 38,121,039     $ 35,152,669        8.4%
Gross Profit Margin                           74.1%            76.2%                     75.1%            76.3%
Selling, General and Administrative   $  2,795,414     $  2,437,047       14.7%  $  7,894,965     $  5,055,967       56.2%
Expenses
Selling, General and Administrative           14.6%            13.5%       1.1%          15.6%            11.0%       4.6%
Expenses as a Percentage of Sales
Other Income (Expense), Net           ($   126,969)    $    205,357     (161.8%) $   (814,133)    $    523,063     (255.7%)
Provision for Income Taxes            $    869,769             --           N/A  $  2,315,214             --           N/A
Net Income                            $  8,204,744     $  9,194,645      (10.8%) $ 21,404,943     $ 24,435,892      (12.4%)
Net Profit Margin                             42.9%            50.9%      (8.0%)         42.3%            53.0%     (10.7%)

REVENUE. For the three months ended September 30, 2005, revenue was $19.1 million compared to $18.1 million for the same period in 2004, an increase of 5.9%. For the nine months ended September 30, 2005, revenue was $50.7 million compared to $46.1 million for the same period in 2004, an increase of 10.1%. The breakdown of revenue between domestic and international sales is as follows.


Domestic and International Revenue
----------------------------------

                    Three Months Ended                     Nine Months Ended
                       September 30,                          September 30,
Revenue             2005          2004       Change        2005          2004       Change
-------------   -----------   -----------   --------   -----------   -----------   --------
Domestic        $ 9,181,333   $ 6,183,549      48.5%   $27,494,733   $23,421,659      17.4%
International   $ 9,945,476   $11,875,339     (16.3)%  $23,235,734   $22,653,116       2.6%

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

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS

(b)      Exhibits

10.1 Certificates Change and Technology Transfer Agreement of the Six Wellness Products, dated as of October 26, 2005, by and between Tianjin Tianshi biological Development Co., Ltd. and Tianjin Tianshi Biological Co. Engineering Ltd.(1)

10.2 Technology Sharing Agreement of Dietary Supplement Products, dated as of October 26, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co. Ltd.(1)

10.3 Certificates Change and Technology Transfer Agreement of Eighteen Wellness Products, dated as of October 26, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co. Ltd.(1)

10.4 Term Loan Agreement, dated September 7, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.(1)

10.5 Term Loan Agreement, dated September 1, 2005, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.(1)

31.1* Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification  of  the  Principal   Executive   Officer  and  Principal
         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Filed herewith.

(1) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on Novermber 14, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TIENS BIOTECH GROUP (USA), INC.


Date:  April 7, 2006
                                            /s/ Jinyuan Li
                                            ------------------------------------
                                            Jinyuan Li
                                            Chief Executive Officer
                                            and President
                                            (Principal Executive Officer)

Date:  April 7, 2006
                                            /s/ Wenjun Jiao
                                            ------------------------------------
                                            Wenjun Jiao
                                            Chief Financial Officer
                                            (Principal Accounting Officer)