Form 10-Q
period 2006-03-31
TIENS BIOTECH GROUP USA INC
filed 2006-05-15
CIK 1168556

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to_____.

                         Commission File Number: 0-49666

                         TIENS BIOTECH GROUP (USA), INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         75-2926439
----------------------------                     ------------------------------
(State or other jurisdiction                            (I.R.S. Employer
   of Identification No.)                        incorporation or organization)

                               No. 6, Yuanquan Rd.
                         Wuqing New Tech Industrial Park
                              Tianjin, China 301700
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

               Registrant's Telephone Number: 011 86-22-8213-7658

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 71,333,586 shares of the Company's common stock outstanding on May 12, 2006.

================================================================================

                         TIENS BIOTECH GROUP (USA), INC.
                               INDEX TO FORM 10-Q

                                                                                           PAGE
                                                                                           ----
Part I. Financial Information

Item 1. Financial Statements (unaudited)                                                      3

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005                        3

Consolidated Statements of Income and Other Comprehensive Income for the three
months ended March 30, 2006 and 2005                                                          4

Consolidated Statements of Shareholders' Equity for the three months ended March
31, 2006 and 2005                                                                             5

Consolidated Statements of Cash Flows for the three months ended March 31, 2006
and 2005                                                                                      6

Notes to Consolidated Financial Statements                                                    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                                23

Item 3. Quantitative and Qualitative Disclosures About Market Risk                           31

Item 4. Controls and Procedures                                                              31

Part II. Other Information

Item 1. Legal Proceedings                                                                    32

Item 1A. Risk Factors                                                                        32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                          32

Item 3. Defaults Upon Senior Securities                                                      32

Item 4. Submission of Matters to a Vote of Security Holders                                  32

Item 5. Other Information                                                                    32

Item 6. Exhibits                                                                             32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                     March 31      December 31
                                                                      2006             2005
                                                                  (Unaudited)       (Audited)
                                                                 --------------   --------------
                          ASSETS
                          ------
CURRENT ASSETS:
  Cash                                                           $   35,470,512   $   77,545,991
  Short-term investment                                              13,728,000                -
  Accounts receivable, trade - related parties, net of
   allowance for doubtful accounts of $208,251 and $206,916
   as of March 31, 2006 and December 31, 2005, respectively           9,906,880        2,165,958
  Other receivables                                                     408,003          234,486
  Other receivables - related parties                                32,195,077        3,281,081
  Inventories                                                         5,790,819        7,516,352
                                                                 --------------   --------------
    Total current assets                                             97,499,291       90,743,868
                                                                 --------------   --------------

PLANT AND EQUIPMENT, net                                             26,534,605       24,877,688
                                                                 --------------   --------------

OTHER ASSETS:
  Intangible assets, net                                                484,680          476,637
  Employee advances                                                     267,101          145,071
  Deposits                                                            5,270,190        5,380,890
                                                                 --------------   --------------
    Total other assets                                                6,021,971        6,002,598
                                                                 --------------   --------------
    Total assets                                                 $  130,055,867   $  121,624,154
                                                                 ==============   ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                               $    2,326,621   $    2,698,813
  Advances from customers - related parties                           2,145,619        2,077,130
  Wages and benefits payable                                            511,614        1,045,052
  Other taxes payable                                                 1,215,316        1,413,054
  Other payables                                                        458,788          339,390
  Other payables - related parties                                    1,867,311        1,816,534
  Current portion of long term debt                                   2,130,000        2,130,000
                                                                 --------------   --------------
    Total current liabilities                                        10,655,269       11,519,973

LONG TERM DEBT, net of current portion                                8,527,742        8,527,742
                                                                 --------------   --------------
    Total liabilities                                                19,183,011       20,047,715
                                                                 --------------   --------------

MINORITY INTEREST                                                    13,737,921       11,929,040
                                                                 --------------   --------------

SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value, 260,000,000 shares authorized,
   71,333,586 issued and outstanding, respectively                       71,334           71,334
  Paid-in-capital                                                     8,842,009        8,842,009
  Statutory reserves                                                  9,420,783        9,420,783
  Retained earnings                                                  75,848,769       69,079,060
  Accumulated other comprehensive income                              2,952,040        2,234,213
                                                                 --------------   --------------
   Total shareholders' equity                                        97,134,935       89,647,399
                                                                 --------------   --------------
     Total liabilities and shareholders' equity                  $  130,055,867   $  121,624,154
                                                                 ==============   ==============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                        March 31           March 31
                                                          2006               2005
                                                       (Unaudited)        (Unaudited)
                                                     ---------------    ---------------
REVENUE - RELATED PARTIES                            $    16,722,560    $    14,295,999
COST OF SALES                                              4,806,296          3,457,418
                                                     ---------------    ---------------
GROSS PROFIT                                              11,916,264         10,838,581
SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES              2,566,422          2,633,875
                                                     ---------------    ---------------
INCOME FROM OPERATIONS                                     9,349,842          8,204,706
OTHER (EXPENSE), net                                         (37,721)          (463,061)
                                                     ---------------    ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES
 AND MINORITY INTEREST                                     9,312,121          7,741,645
PROVISION FOR INCOME TAXES                                   733,531            616,259
                                                     ---------------    ---------------
INCOME BEFORE MINORITY INTEREST                            8,578,590          7,125,386
MINORITY INTEREST                                          1,808,881          1,520,106
                                                     ---------------    ---------------
NET INCOME                                                 6,769,709          5,605,280
OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                    717,827                999
                                                     ---------------    ---------------
COMPREHENSIVE INCOME                                 $     7,487,536    $     5,606,279
                                                     ===============    ===============
EARNINGS PER SHARE, BASIC AND DILUTED                $          0.09    $          0.08
                                                     ===============    ===============
WEIGHTED AVERAGE NUMBER OF SHARES                         71,333,586         71,333,586
                                                     ===============    ===============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                                               Accumulated
                                                                                               other
                                                                                               compre-
                                                                                               hensive
                               Number      Common       Paid-in      Statutory    Retained     income
                               of shares   stock        capital      Reserve      earnings     (loss)       Totals
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2004,
audited                        71,333,586  $    71,334  $ 8,842,009  $ 9,420,783  $42,200,940  $   (12,167) $60,522,899
Net income                                                                          5,605,280                 5,605,280
Foreign currency translation
 gain                                                                                                  999          999
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, March 31, 2005,
unaudited                      71,333,586       71,334    8,842,009    9,420,783   47,806,220      (11,168)  66,129,178
Net income                                                                         21,272,840                21,272,840
Foreign currency translation
 gain                                                                                            2,245,381    2,245,381
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2005,
audited                        71,333,586       71,334    8,842,009    9,420,783   69,079,060    2,234,213   89,647,399
Net income                                                                          6,769,709                 6,769,709
Foreign currency translation
 gain                                                                                              717,827      717,827
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, March 31, 2006,
unaudited                      71,333,586  $    71,334  $ 8,842,009  $ 9,420,783  $75,848,769  $ 2,952,040  $97,134,935
                              ===========  ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                       March 31          March 31
                                                                         2006              2005
                                                                     (Unaudited)        (Unaudited)
                                                                   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $      6,769,709  $      5,605,280
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Minority interest                                                   1,808,881         1,519,108
      Depreciation                                                          558,017           400,768
      Amortization                                                           20,111            15,895
      (Gain) loss on sale of assets                                           3,644             7,869
    (Increase) decrease in assets:
      Accounts receivable, trade - related parties                       (7,695,991)          524,167
      Other receivables                                                    (171,315)          100,108
      Other receivables - related parties                               (28,794,694)       (4,312,319)
      Inventories                                                         1,766,918          (998,088)
      Employee advances                                                    (120,609)            1,265
      Deposits                                                              144,834          (788,952)
    Increase (decrease) in liabilities:
      Accounts payable                                                     (388,043)        1,173,576
      Accounts payable - related parties                                          -            47,200
      Advances from customers - related parties                              54,866             8,361
      Wages and benefits payable                                           (538,016)         (137,478)
      Other taxes payable                                                  (206,025)          395,247
      Other payables                                                        117,313                 -
      Other payables - related parties                                       39,368           261,913
                                                                   ----------------  ----------------
        Net cash used by operating activities                           (26,631,032)        3,823,920
                                                                   ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in short-term investment                                     (13,638,900)                -
  Increase in intangible assets                                             (25,059)                -
  Proceeds from sales equipment and automobiles                              34,891             9,071
  Purchase of equipment and automobiles                                  (2,086,972)       (1,424,265)
                                                                   ----------------  ----------------
        Net cash (used in) provided by investing activities             (15,716,040)       (1,415,194)
                                                                   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments, net of borrowings on short term notes payable                         -           (63,337)
                                                                   ----------------  ----------------
        Net cash used in financing activities                                     -           (63,337)
                                                                   ----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     271,593               999
                                                                   ----------------  ----------------

INCREASE/DEREASE IN CASH                                                (42,075,479)        2,346,388
CASH, beginning of year                                                  77,545,991        39,243,872
                                                                   ----------------  ----------------
CASH, end of year                                                  $     35,470,512  $     41,590,260
                                                                   ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                         $        757,394  $              -
                                                                   ================  ================
Cash paid for interest expense                                     $              -  $          2,362
                                                                   ================  ================

The accompanying notes are an integral part of this consolidated statement.

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

Pursuant to an Agreement and Plan of Reorganization, dated August 22, 2003 (the "Agreement"), among the Company, Tianshi International Holdings Group Limited ("Tianshi International"), and Jinyuan Li, Wenjun Jiao and Yupeng Yan, all Chinese Nationals who were stockholders of Tianshi International (the "Tianshi Stockholders"), on September 9, 2003 the Company received from the Tianshi Stockholders all of the issued and outstanding common stock of Tianshi International in exchange for the issuance by the Company of 68,495,000 shares of its common stock to the Tianshi Stockholders, representing 95% of the issued and outstanding common stock of the Company at such time, after giving effect to the issuance.

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

Tianshi International was incorporated on March 24, 2003, in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International acquired 80% of Tianjin Tianshi Biological Development Co., Ltd ("Biological") from Tianshi Hong Kong International Development Co., Ltd., which is 100% owned by the Company's Chairman, Chief Executive Officer and President, Jinyuan Li. Biological is a Chinese-foreign equity joint venture company established under the laws of the PRC on March 27, 1998. Biological is subject to the Law on Sino Foreign Equity Joint Ventures, its implementation regulations and other related rules and regulations. Biological is an independent legal entity having the legal structure of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Biological provides for a 50 year term beginning with registered capital of $10,000,000. As an approved Chinese-foreign equity joint venture, Biological receives special income tax incentive treatment from both the local (Wuqing County) and central governments in China.

The reporting entity
--------------------

The financial statements in Strategika, Inc.'s filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                                                               Percentage
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

Tianshi International is a company organized under the laws of the British Virgin Islands. Tianshi International is a holding company for Tiens' 80% investment in Biological and its 99.4% investment in Tiens Yihai.

Tiens Yihai Co. Ltd. ("Tiens Yihai") is a foreign investment joint venture which is incorporated under the laws of People's Republic of China (the "PRC" or "China"). Tiens Yihai is classified as a Foreign Investment Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000.

RELATED PARTIES
---------------

Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company, owns the remaining 20% of Biological. Tianshi Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a Chinese company, and 7.29% owned by Mr. Li's daughter, Ms. Baolan Li. Tianshi Group is 90% owned by Mr. Li and 10% owned by Ms. Li. Tianshi Group also owns 51% of Tianshi Engineering, the entity to which the Company sells all of its products for consumption in the PRC. Ms. Li owns the remaining 49% of Tianshi Engineering. Tiens Yihai is 0.6% owned by Tianshi Pharmaceuticals.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Revenue recognition
-------------------

The Company recognizes revenue from domestic sales by distributors in China, net of sales commissions and taxes only when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes as goods are shipped and cleared by the international customs department.

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

As of March 31, 2006, Tianshi Engineering, a related company, continued to own all of the related party distributors which sell the Company's products in China.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $2,952,040 and $2,234,213 as of March 31, 2006 and December 31, 2005, respectively. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The weighted average translation rate of 8.04 RMB to 1.00 USD for the three months ended March 31, 2006 was applied to income statement accounts.

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

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2006 and December 31, 2005.

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

Biological is located in a Special Economic Zone and is subject to the special reduced income tax rate of 15%. Biological was fully exempt from PRC income taxes for two years starting from the year profits were first made, followed by a 7.5% reduced tax rate for the next three years.

Prior to the year ended December 31, 2002, Biological suffered operating losses. Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes expired for Biological and it became subject to income tax at a reduced rate of 7.5%.

Tiens Yihai is located in a Special Industry Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the first year profits are made, followed by a 15% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai doing business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break.

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of March 31, 2006, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

Provision for income taxes for the three months ending March 31, 2006 and 2005 were $733,531 and $616,259, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                              2006          2005
                                           ----------    ----------
U.S. Statutory rate                              34.0%         34.0%
Foreign income not recognized in USA            (34.0)        (34.0)
China income taxes                               33.0          33.0
China income taxes savings                      (25.5)        (25.5)
                                           ----------    ----------
Total provision for income taxes                  7.5%          7.5%
                                           ----------    ----------

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Income taxes, (continued)
-------------------------

The estimated tax savings due to the reduced tax rate for the three months ending March 31, 2006 and 2005 amounted to $1,995,203 and $1,721,940, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for March 31, 2006 and 2005 to $0.07, and $0.05, respectively.

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $558,017, and $400,768, respectively.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2006, the Company expects these assets to be fully recoverable.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Plant and equipment, net, (continued)
-------------------------------------

Plant and equipment consist of the following at March 31, 2006 and December 31, 2005:
                                                March 31,      December 31,
                                                   2006            2005
                                               ------------    ------------
Buildings and improvements                     $ 14,054,761    $ 13,907,626
Office facilities                                   305,865         283,503
Computer equipment and software                   1,435,871       1,441,159
Equipment                                         7,724,708       7,352,056
Vehicles                                          3,712,912       3,619,837
Construction in progress                          5,589,731       3,991,285
                                               ------------    ------------
          Total                                  32,823,848      30,595,466
Less: Accumulated depreciation                    6,289,243       5,717,778
                                               ------------    ------------
          Plant and equipment, net             $ 26,534,605    $ 24,877,688
                                               ============    ============

Capitalized Interest
--------------------

The Company capitalizes a portion of its interest costs as a component of building construction costs. For the three months ended March 31, 2006 and 2005, the total interest expense amounted to $133,016 and $136,494, respectively, and there was no capitalized interest expense during these periods.

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

Fair value of financial instruments
-----------------------------------

The Company's financial instruments consist primarily of cash, trade receivables, trade payables, advances, other receivables, and debt instruments. The carrying values of these financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies. Long-term debt is carried at face value less unamortized discount, and it approximates fair value since the interest rates are commensurate with rates on debt with similar risk factors.

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

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements". EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated financial position or results of operations.

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

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at March 31, 2006 and December 31, 2005 amounted to $35,261,108 and $77,603,398, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. The difference between the total cash in state-owned banks and cash in bank on balance sheet is due to the outstanding items between the bank statements and bank accounts of the Company.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Accounts receivable - related parties
-------------------------------------

The Company's trade accounts receivable are 100% due from related companies. Management believes that the accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at March 31, 2006 and December 31, 2005, respectively:

                                                March 31,      December 31,
                                                   2006            2005
                                               ------------    ------------
Raw materials                                  $  4,146,913    $  4,654,596
Work-in-progress                                          -         129,144
Finished goods                                    1,643,906       2,732,612
                                               ------------    ------------
Total                                          $  5,790,819    $  7,516,352
                                               ============    ============

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company has written off the obsolete goods that amounted to $0 and $154,525 as of March 31, 2006 and December 31, 2005, respectively.

Intangible assets
-----------------

All the land located in the PRC is owned by the Chinese government and cannot be sold to any individual or company. However, the government grants the user a "land use right" to use the land. The Company acquired two land use rights for fifty years from the PRC on December 1, 1999 and October 4, 2004 for $645,818 in total. The costs of the rights are being amortized over ten years, using the straight-line method

Amortization expense for the three months ended March 31, 2006 and 2005 amounted to $20,111 and $15,895, respectively, and intangible assets consists of the following as of March 31, 2006 and December 31, 2005:

                                                March 31,      December 31,
                                                   2006            2005
                                               ------------    ------------
Land use rights                                $    653,135    $    635,795
Other intangible assets                             161,779         150,965
less amortization                                  (330,234)       (310,123)
                                               ------------    ------------
Intangible assets, net                         $    484,680    $    476,637
                                               ============    ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Deposits-non current
--------------------

The Company as of March 31, 2006 and December 31, 2005 had outstanding deposits of $5,270,190 and $5,380,890, respectively. The Company has deposited $3.59 million with a local government agency to acquire the land use right for land located in Shanghai. This is in connection with its joint venture project described in Note 8. The land use right is for a term of 50 years and as of March 31, 2006, the Company has not legally acquired the right from the government. The deposit is non refundable. The balance represents deposits with vendors for purchases of equipment and construction in progress.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three months ended March 31, 2006, $757,394 of income taxes was paid for the remaining unpaid balance of income taxes for the year ended December 31, 2005. No income taxes were paid for the three months ended March 31, 2005 because the Company was not taxed during the year 2004, and it started paying income taxes from the second quarter of 2005. Interest paid amounted to $0 and $2,362 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 4 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2006 and 2005.

The weighted average number of shares used to calculate EPS for the three months ended March 31, 2006 (71,333,586) and 2005 (71,333,586) reflect only the shares outstanding for those periods.

NOTE 5 - LONG TERM DEBT, RELATED PARTY

In 2004, Tianshi International entered a term loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital"), pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi International, at an interest rate of 5% per year. Tianshi International used the loan proceeds in Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT, RELATED PARTY, (CONTINUED)

The principal of the loan is required to be paid in ten consecutive semi-annual installments of each $1,065,000 on June 30 and December 31st of each year, commencing on June 30, 2006 and ending June 30, 2011. Interest is required to be paid on the outstanding and principal amount of the loan at an annual interest rate of 5% on June 30 and December 31, commencing on December 31, 2004. In 2005, $532,887 of interest was paid. Interest of $131,391 was accrued for the three months ended March 31, 2006.

The following table shows the Company's long-term debt as of March 31, 2006 and December 31, 2005:

                                                 March 31,      December 31,
                                                    2006            2005
                                                ------------    ------------
Long-term Debt to Tianyuan Capital
 Development Corp. Ltd., related party, total   $ 10,657,742    $ 10,657,742
Less current portion of long-term debt             2,130,000       2,130,000
                                                ------------    ------------
Long term portion of long-term debt, related
 party                                          $  8,527,742    $  8,527,742
                                                ============    ============

Total principal payments for the next five years and thereafter on all long-term debt are as follows:

  Twelve
  Months
  Ending
 March 31,      Amount
-----------   -----------
   2007       $ 2,130,000
   2008         2,130,000
   2009         2,130,000
   2010         2,130,000
   2011         2,130,000
thereafter          7,742

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

Tianshi International Holdings Group Limited - British Virgin Island Company owned 100% by Tiens Biotech Group (USA), Inc.

Jinyuan Li - individual - Chairman, Chief Executive Officer and President and majority shareholder of Tiens Biotech Group (USA), Inc.

Baolan Li - individual - daughter of Jinyuan Li.

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

Tianyuan Capital Development Corp, Limited - Hong Kong company owned 100% by Jinyuan Li.

Sales
-----

The Company sells products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. The related party distributors are solely responsible for all marketing and payments of sales commissions to independent distributors.

Related party sales amounted to $16,722,560 and $14,295,999 for the three months ended March 31, 2006 and 2005 which represent 100% of total sales for the years then ended. Related party accounts receivable related to these sales amounted to $9,906,880 and $2,165,958 as at March 31, 2006 and December 31, 2005,
respectively, net of an allowance for doubtful accounts of $208,251and $206,916, respectively.

Other receivables - related party
---------------------------------

The Company through its 100% owned subsidiary, Tianshi International, and its Chinese joint ventures, Biological and Tiens Yihai, is owed additional amounts classified as other receivables - related party from various related parties totaling $32,195,077 and $3,281,081 as of March 31, 2006 and December 31, 2005,
respectively and consisted of the following:

                                                   March 31,      December 31,
                                                      2006            2005
                                                  ------------    ------------
Tianjin Juchao Commercial and Trading  Co., Ltd   $  2,411,657    $  2,411,657
Tianjin Tianshi Biological Engineering Co., Ltd     25,328,719               -
Xongshi Real Estate Development                              -         620,000
JinMao (Group) Holding                                       -         101,044
Tianjin Tianshi Group Co., Ltd                          54,701         148,380
Tianyuan Development Corp. Ltd                       4,400,000               -
                                                  ------------    ------------
              Total                               $ 32,195,077    $  3,281,081
                                                  ============    ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, (CONTINUED)

Other receivables - related party (continued)
---------------------------------------------

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($24,960,000) from Biological. This amount was repaid to Biological by December 31, 2005. Then this amount was then loaned to Tianshi Engineering on January 1, 2006. The loan is due on March 31, 2006. The loan was non-interest bearing, and the purpose of the loan was to enable Tianshi Engineering to increase its sales and marketing efforts in the Chinese Market. The Company sells its products exclusively through Tianshi Engineering in China. On April 1, 2006, Biological extended the loan to Tianshi Engineering for another three months. The loan remains non-interest bearing and is due on June 30, 2006. Depending on market conditions at the time the loan is due, Biological may choose to extend the due date on the loan.

On January 23, 2006, the Company made a $4,400,000 seven-day finance agreement with Tianyuan Capital. The short-term financing rolls over automatically every seven days until the Company calls the loan. The agreement bears an interest at the rate of LIBOR minus five basis points. The purpose of the short-term financing was to improve cash management, and increase the earnings from short-term idle capital. The Company anticipates that this finance agreement will remain in effect until the end of the year.

Other receivables are generated by the Company making various cash advances and short-term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

Other payables-related parties
------------------------------

The Company has amounts classified as other payables due to related parties which amounted to $1,867,311 and $1,816,534 as of March 31, 2006 and December 31, 2005, respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

Rent expense
------------

On June 30, 2003, the Company entered into a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003.

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $163,119 and $138,171 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 8 - INVESTMENT IN TIENS YIHAI CO. LTD.

On April 20, 2004, Tianshi International entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai. On September 15, 2004, the board of directors of Tianshi International ratified the Joint Venture Project. Tiens Yihai is located in Shanghai, P.R.C. and is in the business of research and development, production and marketing of healthcare, home care and personal care products.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INVESTMENT IN TIENS YIHAI CO. LTD., (CONTINUED)

In the footnotes of the Company's consolidated financial statements for the quarter ended June 30, 2004, the Company described this investment as Tiens Ocean Going Co., Ltd. Due to the translation from Chinese to English, the Company has officially confirmed that the English name is Tiens Yihai Co., Ltd.

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

A total of 15%, or approximately $30,000,000, of the registered capital is required to be contributed by the joint venture partners, within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner within three years of the issuance of the business license, or May 27, 2007. Tianshi International has made its required capital contribution in the amount of $29,861,853.

In 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implements a new scheme of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations have been adjusting and re-allotting projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that have been affected, including Tiens Yihai, which project is being constructed on state-owned property, are currently awaiting further decisions by state and local government. Presently, the Company is unable to forecast the direction, outcome and/or completion date of the Tiens Yihai project. As of March 31, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

NOTE 9 - EMPLOYEE ADVANCES

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $267,101 and $145,071 at March 31, 2006 and December 31, 2005, respectively.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RETIREMENT PLAN, (CONTINUED)

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $115,194 and $49,728 for the three months ended March 31, 2006 and 2005, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $11,278 and $12,589 for the three months ended March 31, 2006 and 2005, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability.

On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the new medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $65,027 and $24,932 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 11 - MINORITY INTEREST DISTRIBUTIONS

Minority interest represents the outside shareholders' 20% ownership of Biological and 0.6% ownership of Tiens Yihai. The board of directors of Biological has authorized the following distributions to their shareholders in direct proportion to their ownership percentages.

                                            TIANSHI            MINORITY
             Date                        INTERNATIONAL        SHAREHOLDER             Totals
------------------------------         -----------------    ----------------    -----------------
March 22, 2004                         RMB    82,430,670    RMB   20,607,668    RMB   103,038,338
June 30, 2004                                 80,525,905          20,131,476          100,657,381
December 31, 2004                            100,000,000          25,000,000          125,000,000
Amount paid                            RMB  (182,430,670)        (65,739,144)        (248,169,814)
                                       -----------------    ----------------    -----------------
December 31, 2004 Balance              RMB    80,525,905    RMB            -    RMB    80,525,905

June 30, 2005                                112,862,432          48,996,288          161,858,720
Amount paid                                  (49,105,499)        (48,996,288)         (98,101,787)
                                       -----------------    ----------------    -----------------
September 30, 2005 Balance             RMB   144,282,838                   -    RMB   144,282,838

Amount paid                                  (16,171,200)                  -          (16,171,200)
                                       -----------------    ----------------    -----------------
December 31, 2005 Balance              RMB   128,111,638                   -    RMB   128,111,638
                                       =================    ================    =================

March 31, 2006 Balance                 RMB   128,111,638                   -    RMB   128,111,638

March 31, 2006 Balance                 $      15,885,843    $              -    $      15,885,843
                                       =================    ================    =================

Prior to June 30, 2005, the amounts paid to Tianshi International had been used to invest in Tiens Yihai described in Note 8. Dividends were declared during June 2005 and $8,000,000 was paid to Tianshi International during the second half of year 2005. In January 2006, Tianshi International loaned $4,400,000 to Tianyuan Capital and rest of the amount paid remains in the cash accounts of Tianshi International. The remaining amount of the dividend payable was eliminated in the consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States Dollars. References to "we", "us", the "Company" or "Tiens USA" include Tiens Biotech Group (USA), Inc. and its subsidiaries, except where the context requires otherwise.

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

     (b) whether we are able to manage our planned growth efficiently and operate profitable operations;

     (c) whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;

     (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and

     (e) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources."

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

Tiens USA is a Delaware corporation. We own 100% of Tianshi International Holdings Group Ltd., a British Virgin Islands company ("Tianshi International"). Tianshi International owns 80% of Biological.

Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company, owns the remaining 20% of Biological. Tianshi Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a Chinese company, and 7.29% owned by Mr. Li's daughter, Ms. Baolan Li. Tianshi Group is 90% owned by Mr. Li and 10% owned by Ms. Li. Tianshi Group also owns 51% of Tianjin Tianshi Biological Engineering Co. Ltd. ("Tianshi Engineering"), the entity to which we sell all of our products for consumption in China. Ms. Li owns the remaining 49% of Tianshi Engineering.

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

As of March 31, 2006, Tianshi Engineering, an affiliated company, continued to own all of the related party distributors which sell our products in China.

BAD DEBTS

Our business operations are conducted primarily in China. During the normal course of business, we extend unsecured credit to our customers, all of whom are affiliated parties. Management reviews our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each fiscal year end. We record a provision for accounts receivable trade which ranges from 0.3% to 0.5% of our outstanding accounts receivable balance in accordance with generally accepted accounting principles in China.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

                                                       Three months ended
                                                             March 31,
                                                  -------------------------------
                                                       2006             2005         Change
                                                  --------------   --------------   --------
Revenue-related party                             $   16,722,560   $   14,295,999       17.0%
Cost of sales                                     $    4,806,296   $    3,457,418       39.0%
Gross profit                                      $   11,916,264   $   10,838,581        9.9%
Gross profit margin                                         71.3%            75.8%
Selling, general and administrative expense       $    2,566,422   $    2,633,875       (2.6)%
Selling, general and administrative
 expense as a percentage of sales                           15.3%            18.4%      (3.1)%
Other income (expense), net                       $      (37,721)  $     (463,061)     (91.9)%
Provision for income taxes                        $      733,531   $      616,259       19.0%
Net income                                        $    6,769,709   $    5,605,280       20.8%
Net profit margin                                           40.5%            39.2%       1.3%

REVENUE. For the three months ended March 31, 2006, revenue was $16.7 million compared to $14.2 million for the same period in 2005, an increase of 17.0%. The breakdown of revenue between Chinese and international sales is as follow.

                       Three Months Ended March 31,
                       ----------------------------
                           2006            2005       Increase
                       ------------    ------------   --------
   China               $  8,566,617    $  8,040,796        6.5%
   International       $  8,155,943    $  6,255,203       30.4%

The increase in sales in China reflects continued growth in the demand for our products in China. The increase in international sales was mainly due to a significant sales increase in Indonesia of approximately $3.0 million, reflecting the significant sales and marketing efforts we have made in Indonesia in the past year. However, this increase was offset by a $1.2 million decrease in Russian sales, which we believe is a normal fluctuation for a relatively mature market.

COST OF SALES. Cost of sales for the three months ended March 31, 2006 increased to $4.8 million, or 39.0%, compared to $3.5 million for the same period in 2005. Cost of sales increased because we increased our sales in China and internationally. In order to improve the quality of our products, we introduced some new manufacturing procedures and stricter quality control testing than previously, which added to our manufacturing costs. However, we believe that once our production team becomes more familiar with the new production procedures, the manufacturing costs of our products will decrease.

GROSS PROFIT. Gross profit increased to $11.9 million for the three months ended March 31, 2006, or 9.9%, compared to $10.8 million for the same period in 2005. The gross profit margins for the three months ended March 31, 2006 was 71.3% compared to 75.9% for the same periods in 2005, respectively. In order to qualify for a direct selling license in China, Tianshi Engineering, our related party customer in China, is required to produce some of the products that it sells in China. As a result, in 2006, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. These semi-finished products have a lower sales price and a lower margin than the finished products we had previously sold to Tianshi Engineering. The decrease in our margins was primarily due to the lower margin on our semi-finished products compared to our finished goods, as well as the added manufacturing costs on our goods due to new manufacturing procedures, as discussed in cost of sales above.

Management is exploring the extent to which the amount of finished manufacturing by Tianshi Engineering must increase in the future to comply with its qualification for, and maintenance of, a direct selling license in China, and the potential impact this will have on Tiens USA. Management intends to provide additional disclosure on this matter after it has completed its review and analysis of this issue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased slightly to $2.56 million for the three months ended March 31, 2006, or 2.6%, compared to $2.6 million for the same period in 2005. The selling and administrative expenses as a percentage of sales decreased to 15.4% for the three months ended March 31, 2006, from 18.4% for the same period in 2005.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $37,722 of expense for the three months ended March 31, 2006, compared to $0.5 million of expense for the same period in 2005. During the first quarter of 2005, we incurred a one-time expense of $339,299 for additional taxes and penalties paid by us to the Chinese government related to a VAT examination by the local government. Other sales income derived mainly from selling packing material and low cost supplies, increased by $0.2 million for the three months ended March 31, 2006, compared to the same period in 2005.

PROVISION FOR INCOME TAXES

Provision for income taxes increased to $0.7 million for the three months ended March 31, 2006, compared to $0.6 million for the same period in 2005. From January 1, 2005 through December 31, 2007, Biological is subject to income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate.

NET INCOME

As a result of the foregoing factors, net income for the three months ended March 31, 2006 was $6.8 million, an increase of 20.8% compared to $5.6 million for the same period in 2005.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market all of our products through various domestic and international business entities that are related to our company through common ownership. Related party sales amounted to 100% of our total consolidated sales.

We have a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of our products to be sold in China. We sell our finished products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi International, and we believe that it is a reasonable sales price for us to receive. All of Tianshi Engineering's Chinese affiliated companies are owned in whole or in part by Mr. Jinyuan Li's immediate family members.

Internationally, we sell our products directly to our overseas affiliates. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related parties. The business operations among these related entities are regulated through internal ordinances.

The following tables are provided to facilitate our understanding of the relationships between the related parties and us and their transactions with us during 2006 and 2005.

                                                   March 31,      December 31,
                                                     2006             2005
                                                --------------   --------------
Accounts receivable, trade - related party,
 net of allowance for doubtful accounts of
 $208,251 and $206,916 as of March 31, 2006
 and December 31, 2005, respectively            $    9,906,880   $    2,165,958

Other receivables - related party               $   32,195,077   $    3,281,081

Advances from customers - related party         $    2,145,619   $    2,077,130

Other payable - related party                   $    1,867,311   $    1,816,534

Accounts receivable - related party
----------------------------------

Accounts receivable - related party increased by $7,740,922 for the quarter ended March 31, 2006. $7.5 million of this increase was incurred from sales to our affiliate, Tianshi Engineering, in China. We believe that the Chinese market has great potential. In order to increase its market share of the Chinese market, Tianshi Engineering has been spending on sales and marketing in China, such as advertising on Chinese television. To support these efforts by Tianshi Engineering, we extended the date to collect payment for our sales to Tianshi Engineering. However, we anticipate that we will collect these accounts receivable from Tianshi Engineering by the end of the second quarter.

Other receivables - related party
---------------------------------

We are owed $32,195,077 and $3,258,081 as of March 31, 2006 and December 31, 2005, respectively, classified as other receivables from related parties, a net increase of $28,913,996. The increase is due to the short-term loan to Tianshi Engineering amounting to $24,960,000 and a $4,400,000 loan to Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital"). Mr. Jinyuan Li owns 100% of Tianyuan Capital.

On January 1, 2006, Biological loaned RMB 200,000,000 ($24,960,000) to Tianshi Engineering, which was due on March 31, 2006. The loan was non-interest bearing, and the purpose of the loan was to enable Tianshi Engineering to increase its sales and marketing efforts in the Chinese Market. We sell our products exclusively through Tianshi Engineering in China. On April 1, 2006, Biological extended the RMB 200,000,000 ($24,960,000) loan to Tianshi Engineering for another three months. The loan remains non-interest bearing and is due on June 30, 2006. Depending on market conditions at the time the loan is due, Biological may choose to extend the due date on the loan.

On January 23, 2006, we made a $4,400,000 seven-day finance agreement with Tianyuan Capital. The short-term financing rolls over automatically every seven days until we call the loan. The agreement bears an interest at the rate of LIBOR minus five basis points. The purpose of the short-term financing was to improve cash management, and increase the earnings from short-term idle capital. We anticipate that this finance agreement will remain in effect until the end of the year.

Other receivables are generated by us making various cash advances and short-term loans and the allocation of various expenses to related parties. These are recurring transactions. We do not charge interest on these receivables.

Advances from customers - related party
---------------------------------------

Advances from related party customers remained stable at $2,145,619 as of March 31, 2006 compared to $2,077,130 as of December 31, 2005. This reflects the continued prepayment by certain of our customers to insure that they can continue to obtain enough of our products to meet their demand.

Other payable - related party
-----------------------------

Other payables due to related parties as of March 31, 2006 and December 31, 2005, were $1,867,311 and $1,816,534, respectively. These amounts arose from cash advances from related parties, such as management fees due to related parties, and various non-operational transactions incurred with related parties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $26.6 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $3.8 million for the same period in 2005. The difference primarily reflects a $7.7 million increase in accounts receivable-related party and a $28.8 million increase in other receivable-related party. These transactions are further described in "Certain Relationships and Related Party Transactions" above.

Net cash used in investing activities as of March 31, 2006 increased by $14 million compared to the same period in 2005. This was mainly due to the purchase of a short-term, interest bearing financial instrument by Biological from Agricultural Bank of China.

Net cash used in financing activities was $0 for the three months ended March 31, 2006, compared to net cash provided by financing activities of $63,337 in the same period for 2005. For the three months ended March 31, 2006, we did not have any new long-term borrowings, and did not make any payment on the current long-term borrowings during this period.

As of March 31, 2006 and December 31, 2005, we had cash of $35.5 million and $77.5 million, respectively, a decrease of $42.1 million. This decrease is primarily due to the loans of approximately $29.4 million to Tiens Engineering and Tiens Tianyuan and the purchase of $13.7 million of short-term financial instruments from the Agricultural Bank of China. Approximately 42% of the cash was held in the bank account of Biological, 52% in the bank account of Tiens Yihai, and 6% in the bank account of Tianshi International.

Inventories were $5,790,819 and $7,516,352 as of March 31, 2006 and December 31, 2005, respectively. The amount of raw materials, work-in-progress and finished goods decreased by $1,725,533. The primary reasons for this decrease is that the amount of inventory, including raw materials and finished goods, stored at the end of 2005 was relatively large and the market demand for products in the first quarter is the lowest during the year. This is due in part to the week-long Chinese New Year holiday. As a result, the production volume decreased, as did the purchase of raw materials.

Inventories as of March 31, 2005 was $5,565,506, which is comparable to the March 31, 2006 figure (like-vs-like comparison). However, inventory was built up sharply throughout 2005 due to increased consume demand and Tianshi Engineering opening up additional branches throughout the year.

Accounts payable was $2,326,621 and $2,698,813 as of March 31, 2006 and December 31, 2005, respectively. The decrease in accounts payable was primarily caused by a decrease in purchases of materials.

Going forward, our primary requirements for cash consist of:

o the continued production of existing products and general overhead and personnel related expenses to support these activities;

o    continued promotion of networking sales activities;

o    the development costs of new products;

o    construction and development of the business plan for Tiens Yihai, and

o    expansion of production scale to meet the demands of our growing markets.

We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2006 fiscal year.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells 50% of our products in China using the Chinese Renminbi ("RMB") as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.

On July 21, 2005, the Chinese government approved the increase in the valuation of RMB against the US dollar by 2%. Because we report our revenues in US dollars, changes in the valuation of RMB may impact our net income. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Currently we have not entered agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

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

Additionally, there were no significant changes in our\ internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently involved in litigation that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operation or liquidity.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.    Description
-----------    -----------------------------------------------------------------
   31.1        Certification of the Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TIENS BIOTECH GROUP (USA), INC.


Date: May 15, 2006
                                          /s/ Jinyuan Li
                                          --------------------------------------
                                          Jinyuan Li
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


Date: May 15, 2006
                                          /s/ Wenjun Jiao
                                          --------------------------------------
                                          Wenjun Jiao
                                          Chief Financial Officer
                                          (Principal Accounting Officer)