Form 10-Q
period 2006-06-30
TIENS BIOTECH GROUP USA INC
filed 2006-08-14
CIK 1168556

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2006.

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
     (State or other jurisdiction            (I.R.S. Employer incorporation
        of Identification No.)                      or organization)

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

There were 71,333,586 shares of the Company's common stock outstanding on August 11, 2006.

================================================================================

                         TIENS BIOTECH GROUP (USA), INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
Part I. Financial Information                                                  3

Item 1. Financial Statements (unaudited)                                       3

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005          3

Consolidated Statements of Income and Other Comprehensive Income for the
 three months and six months ended June 30, 2006 and 2005                      4

Consolidated Statements of Shareholders' Equity for the six months ended
 June 30, 2006 and 2005                                                        5

Consolidated Statements of Cash Flows for the six months ended
 June 30, 2006 and 2005                                                        6

Notes to Consolidated Financial Statements                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                        24

Item 3. Quantitative and Qualitative Disclosures About Market Risk            32

Item 4. Controls and Procedures                                               32

Part II. Other Information                                                    32

Item 1. Legal Proceedings                                                     32

Item 1A. Risk Factors                                                         33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           34

Item 3. Defaults Upon Senior Securities                                       34

Item 4. Submission of Matters to a Vote of Security Holders                   34

Item 5. Other Information                                                     34

Item 6. Exhibits                                                              34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                    June 30,       December 31,
                                                                      2006             2005
                                                                 --------------   --------------
                                                                  (Unaudited)
                            ASSETS
                            ------
CURRENT ASSETS:
    Cash                                                         $   32,693,709   $   77,545,991
    Short-term investment                                            13,772,000                -
    Accounts receivable, trade - related parties, net of
      allowance for doubtful accounts of $208,919 and $206,916
      as of June 30, 2006 and December 31, 2005, respectively         6,792,469        2,165,958
    Other receivables                                                   446,563          234,486
    Other receivables - related parties                               5,769,960        3,281,081
    Loans receivable - related parties                               29,440,000                -
    Inventories                                                       6,319,334        7,516,352
                                                                 --------------   --------------
      Total current assets                                           95,234,035       90,743,868
                                                                 --------------   --------------

PLANT AND EQUIPMENT, net                                             27,435,670       24,877,688
                                                                 --------------   --------------
OTHER ASSETS:
    Intangible assets, net                                              476,482          476,637
    Employee advances                                                   431,550          145,071
    Deposits                                                          4,988,501        5,380,890
                                                                 --------------   --------------
      Total other assets                                              5,896,533        6,002,598
                                                                 --------------   --------------

        Total assets                                             $  128,566,238   $  121,624,154
                                                                 ==============   ==============
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                             $    3,649,734   $    2,698,813
    Advances from customers - related parties                         1,552,574        2,077,130
    Wages and benefits payable                                          561,734        1,045,052
    Other taxes payable                                                 920,549        1,413,054
    Other payables                                                      377,963          339,390
    Other payables - related parties                                  1,479,717        1,816,534
    Dividend payable to minority interest                               232,735                -
    Current portion of long term debt, related party                  2,130,000        2,130,000
                                                                 --------------   --------------
      Total current liabilities                                      10,905,006       11,519,973

LONG TERM DEBT, net of current portion, related party                 7,462,742        8,527,742
                                                                 --------------   --------------

      Total liabilities                                              18,367,748       20,047,715
                                                                 --------------   --------------

MINORITY INTEREST                                                     7,611,117       11,929,040
                                                                 --------------   --------------
SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares
      authorized, 71,333,586 issued and outstanding,
      respectively                                                       71,334           71,334
    Paid-in-capital                                                   8,842,009        8,842,009
    Statutory reserves                                                9,420,783        9,420,783
    Retained earnings                                                81,033,247       69,079,060
    Accumulated other comprehensive income                            3,220,000        2,234,213
                                                                 --------------   --------------
      Total shareholders' equity                                    102,587,373       89,647,399
                                                                 --------------   --------------
        Total liabilities and shareholders' equity               $  128,566,238   $  121,624,154
                                                                 ==============   ==============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

                                                 Three months ended June 30,        Six months ended June 30,
                                                -----------------------------    ------------------------------
                                                    2006            2005             2006             2005
                                                -------------   -------------    -------------    -------------
REVENUE - RELATED PARTIES                       $  14,292,998   $  17,307,659    $  31,015,558    $  31,603,658

COST OF SALES                                       3,842,392       4,197,812        8,648,688        7,655,230
                                                -------------   -------------    -------------    -------------
GROSS PROFIT                                       10,450,606      13,109,847       22,366,870       23,948,428

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES       3,271,232       2,465,676        5,837,653        5,099,551
                                                -------------   -------------    -------------    -------------
INCOME FROM OPERATIONS                              7,179,374      10,644,171       16,529,217       18,848,877

OTHER INCOME (EXPENSE), NET                             1,075        (224,103)         (36,646)        (687,164)
                                                -------------   -------------    -------------    -------------
INCOME BEFORE PROVISION FOR INCOME TAXES
 AND MINORITY INTEREST                              7,180,449      10,420,068       16,492,571       18,161,713

PROVISION FOR INCOME TAXES                            576,029         829,185        1,309,560        1,445,445
                                                -------------   -------------    -------------    -------------
INCOME BEFORE MINORITY INTEREST                     6,604,420       9,590,883       15,183,011       16,716,268

MINORITY INTEREST                                   1,419,943       1,995,963        3,228,824        3,516,069
                                                -------------   -------------    -------------    -------------
NET INCOME                                          5,184,477       7,594,920       11,954,187       13,200,199

OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustment          267,960             999          985,787              999
                                                -------------   -------------    -------------    -------------
COMPREHENSIVE INCOME                            $   5,452,437   $   7,595,919    $  12,939,974       13,201,198
                                                =============   =============    =============    =============
EARNINGS PER SHARE, BASIC AND DILUTED           $        0.07   $        0.11    $        0.17    $        0.19
                                                =============   =============    =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES                  71,333,586      71,333,586       71,333,586       71,333,586
                                                =============   =============    =============    =============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

                                                                                                       Accumulated
                                                                                                          other
                                         Number      Common     Paid-in     Statutory     Retained    comprehensive
                                       of shares     stock      capital     reserves      earnings    income (loss)       Totals
                                      ------------  --------  -----------  -----------  ------------  -------------   -------------
BALANCE, December 31, 2004              71,333,586  $ 71,334  $ 8,842,009  $ 9,420,783  $ 42,200,940  $     (12,167)  $  60,522,899

  Net Income                                                                              13,200,199                     13,200,199
  Foreign currency translation gain                                                                             999             999
                                      ------------  --------  -----------  -----------  ------------  -------------   -------------
BALANCE, June 30, 2005                  71,333,586    71,334    8,842,009    9,420,783    55,401,139        (11,168)     73,724,097

  Net Income                                                                              13,677,921                     13,677,921
  Foreign currency translation gain                                                                       2,245,381       2,245,381
                                      ------------  --------  ------------ -----------  ------------  -------------   -------------
BALANCE, December 31, 2005              71,333,586    71,334    8,842,009    9,420,783    69,079,060      2,234,213      89,647,399

  Net Income                                                                              11,954,187                     11,954,187
  Foreign currency translation gain                                                                         985,787         985,787
                                      ------------  --------  -----------  -----------  ------------  -------------   -------------
BALANCE, June 30, 2006                  71,333,586  $ 71,334  $ 8,842,009  $ 9,420,783  $ 81,033,247  $   3,220,000   $ 102,587,373
                                      ============  ========  ===========  ===========  ============  =============   =============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

                                                                   2006              2005
                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   11,954,187   $   13,200,199
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Minority interest                                            3,228,824        3,516,069
       Depreciation                                                 1,128,662          795,972
       Amortization                                                    40,593           43,104
       Loss on sale of assets                                           2,869           75,863
     (Increase) decrease in assets:
       Accounts receivable, trade - related parties                (4,584,214)         355,888
       Other receivables                                             (208,836)         201,073
       Inventories                                                  1,263,874       (4,298,872)
       Employee advances                                             (283,754)        (120,509)
       Deposits                                                       427,445         (929,115)
       Other receivables - related parties                         (2,017,722)         937,234
     Increase (decrease) in liabilities:
       Accounts payable                                               920,495        3,186,147
       Accounts payable - related parties                                   -            8,253
       Advances from customers - related parties                     (542,135)         729,501
       Wages and benefits payable                                    (491,145)         204,069
       Other taxes payable                                           (503,834)         445,912
       Other payables                                                  35,163                -
       Other payables - related parties                              (351,803)        (169,633)
                                                               --------------   --------------
         Net cash provided by operating activities                 10,018,669       18,181,155
                                                               --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investment                             (13,638,900)               -
    Increase in loans receivable - related parties                (29,166,000)               -
    Increase in intangible assets                                     (40,956)         (85,087)
    Proceeds from sales of equipment and automobiles                   34,891           49,466
    Purchase of equipment and automobiles                          (3,881,033)      (3,365,592)
                                                               --------------   --------------
         Net cash used in investing activities                    (46,691,998)      (3,401,213)
                                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments, net of borrowings on short term notes payable        (1,065,000)        (127,715)
    Dividend payments to minority interest shareholders            (7,307,666)      (2,906,338)
                                                               --------------   --------------
         Net cash used in financing activities                     (8,372,666)      (3,034,053)
                                                               --------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               193,713              999
                                                               --------------   --------------
(DECREASE) INCREASE IN CASH                                       (44,852,282)      11,746,888

CASH, beginning of period                                          77,545,991       39,243,872
                                                               --------------   --------------

CASH, end of period                                            $   32,693,709   $   50,990,760
                                                               ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                     $    1,339,095   $      577,708
                                                               ==============   ==============

Cash paid for interest expense                                 $      264,254   $        3,722
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The reporting entity
--------------------

The financial statements in the Strategika, Inc. filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:

                                                        Percentage
                     Subsidiary                        Of Ownership
----------------------------------------------------   ------------
Tianshi International
 Holdings Group, Ltd          British Virgin Islands          100.0%
Tianjin Tianshi Biological
 Development Co., Ltd         P.R.C.                           80.0%
Tiens Yihai Co., Ltd.         P.R.C.                           99.4%

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

Nature of operations
--------------------

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products, and personal care products. In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Outside the PRC, the Company sells its products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. The Company sells to affiliated companies located in 59 countries.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $3,220,000 and $2,234,213 as of June 30, 2006 and December 31, 2005, respectively. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to 1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The weighted average translation rate of 8.02 RMB to 1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

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

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2006 and December 31, 2005.

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

Tiens Yihai is located in a Special Industry Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the first year profits were made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai doing business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break.

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of June 30, 2006, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

Provision for income taxes for the six months ending June 30, 2006 and 2005 were $1,309,560 and $1,445,445, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Income taxes, (continued)
-------------------------

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                          2006       2005
                                        --------   --------
U.S. Statutory rate                         34.0%      34.0%
Foreign income not recognized in USA       (34.0)     (34.0)
China income taxes                          33.0       33.0
China income taxes savings                 (25.5)     (25.5)
                                        --------   --------
Total provision for income taxes             7.5%       7.5%
                                        ========   ========

The estimated tax savings due to the reduced tax rate for the six months ending June 30, 2006 and 2005 amounted to $3,142,943 and $3,406,132, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for June 30, 2006 and 2005 by $0.04, and $0.05, respectively.

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $1,128,662, and $795,972, respectively.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Plant and equipment, net, (continued)
-------------------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at June 30, 2006 and December 31, 2005:

                                       June 30, 2006     December 31, 2005
                                      ----------------   -----------------
Buildings and improvements            $     14,277,905   $      13,907,626
Office facilities                              331,335             283,503
Computer equipment and software              1,493,893           1,441,159
Equipment                                    8,266,127           7,352,056
Vehicles                                     4,151,092           3,619,837
Construction in progress                     5,795,767           3,991,285
                                      ----------------   -----------------
      Total                                 34,316,119          30,595,466
Less: Accumulated depreciation               6,880,449           5,717,778
                                      ----------------   -----------------
      Plant and equipment, net        $     27,435,670   $      24,877,688
                                      ================   =================

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

Fair value of financial instruments
-----------------------------------

The Company's financial instruments consist primarily of cash, trade receivable, trade payables, advances, other receivables, and debt instruments. Management believes that the carrying values of these financial instruments approximate their fair values because of their short-term nature. Long-term debt is carried at face value less unamortized discount.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recently issued accounting pronouncements
-----------------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recently issued accounting pronouncements, (continued)
------------------------------------------------------

The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While the Company cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at June 30, 2006 and December 31, 2005 amounted to $30,713,423 and $70,904,722, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. The difference between the total cash in state-owned banks and cash in bank on balance sheet is due to the cash deposited in non-state-owned banks, such as HSBC, Standard Chartered Bank.

Short-term investment
---------------------

Short-term investment is accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). The Company purchased an investment product of RMB 110,000,000 from China Agriculture Bank on January 25, 2006. The investment guarantees the return of principal with return on investment to be determined at the end of the investment term or July 25, 2006. The Company determines the investment to be held-to-maturity according to FAS 115 and recorded it at the unamortized amount. The total amount invested has been fully collected on the due date and realized an investment income of approximately $176,000.

Accounts receivable - related parties
-------------------------------------

The Company's trade accounts receivables are 100% due from related companies. Management believes that the accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at June 30, 2006 and December 31, 2005, respectively:

                          June 30, 2006     December 31, 2005
                         ----------------   -----------------
Raw materials            $      3,887,039   $       4,654,596
Work-in-progress                  120,980             129,144
Finished goods                  2,311,315           2,732,612
                         ----------------   -----------------
Total                    $      6,319,334   $       7,516,352
                         ================   =================

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company has written off the obsolete goods that amounted to $0 and $154,525 for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

Intangible assets
-----------------

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" to use the land. The Company acquired two land use rights for fifty years from the PRC on December 1, 1999 and October 4, 2004 for $657,864 in total. The costs of the rights are being amortized over ten years, using the straight-line method. Other intangible assets include patents and trademarks and are amortized over the estimated useful life ranging from five to ten years.

Amortization expense for the six months ended June 30, 2006 and 2005 amounted to $40,591 and $43,104, respectively, and intangible assets consists of the following:

                           June 30, 2006    December 31, 2005
                         ----------------   -----------------
Land use rights          $        657,864   $         635,795
Other intangible assets           191,511             150,965
less amortization                (372,893)           (310,123)
                         ----------------   -----------------
Intangible assets, net   $        476,482   $         476,637
                         ================   =================

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Deposits-non current
--------------------

The Company as of June 30, 2006 and December 31, 2005 had outstanding deposits of $4,988,501 and $5,380,890, respectively. The outstanding deposits consist of $3.59 million deposit made in October 2004 with a local government agency to acquire the land use right for land located in Shanghai, China and deposits with vendors for purchases of equipment and construction in progress. The land use right deposit is in connection with its joint venture project described in note 8 and it is non refundable. The land use right is for a term of 50 years and as of June 30, 2006, the Company has not legally acquired the right from the government, but the Company is actively pursuing and working with the government to complete the necessary procedures to obtain final approval on the land use right.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid for the six months ended June 30, 2006 and 2005 amounted to $1,339,095 and $577,708, respectively. Interest paid amounted to $264,254 and $3,722 for the six months ended June 30, 2006 and 2005, respectively.

In April 2006, the board of Biological declared $7,540,401 of dividend payable to its Minority shareholder (Tianshi Pharmaceuticals), and it paid $7,307,666 of dividend to Tianshi Pharmaceuticals on June 22, 2006. The remaining balance of $232,735 is disclosed under Dividend Payable to Minority Interest in Balance Sheet.

NOTE 4 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the periods ended June 30, 2006 and 2005.

The weighted average number of shares used to calculate EPS for the periods ended June 30, 2006 (71,333,586) and 2005 (71,333,586) reflect only the shares outstanding for those periods.

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

The principal of the loan will be paid in ten consecutive semiannual installments of $1,065,000 on the last day of each June and December commencing June 2006, and ending December 31, 2011. The first interest payment was to be paid on December 31, 2004 at an annual interest rate of 5%. Interest of $264,254 was paid for the six months ended June 30, 2006, and $1,065,000 of the first installment payment was made at the end of June, 2006.

Total principal payments for the next five years on all long-term debt are as follows:

                                                   June 30, 2006   December 31, 2005
                                                   -------------   -----------------
Note payable to Tianyuan Capital Development
         Corp. Ltd., related party                 $   9,592,742   $      10,657,742
Less current portion of long term debt                 2,130,000           2,130,000
                                                   -------------   -----------------
                     Total                         $   7,462,742   $       8,527,742
                                                   =============   =================

   Year Ending
     June 30,                    Amount
-------------------           ------------
       2007                   $  2,130,000
       2008                      2,130,000
       2009                      2,130,000
       2010                      2,130,000
       2011                      1,072,742

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

Jinyuan Li - individual - Chairman, Chief Executive Officer and President and majority shareholder

Baolan Li - individual - daughter of Jinyuan Li

Tianjin Tianshi Biological Development Co., LTD - Chinese joint venture which Tianshi International Holdings Group Limited owns 80%

Tianshi Hong Kong International Development Co., Limited - Hong Kong Company owned 100% by Jinyuan Li.

Tianjin Tianshi Biological Engineering Co., LTD - Chinese company owned 49% by Baolan Li and 51% by Tianjin Tianshi Group Co., Ltd.

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

Related party sales amounted to $31,015,558 and $31,603,658 for the six months ended June 30, 2006 and 2005 which represent 100% of total sales for the years then ended. Related party accounts receivable related to these sales amounted to $6,792,469 and $2,165,958 as at June 30, 2006 and December 31, 2005,
respectively, net of an allowance for doubtful accounts of $208,919 and $206,916, respectively.

Other receivables and loans receivable
--------------------------------------

The Company, through its 100% owned subsidiary, Tianshi International Holdings Group Limited, and its Chinese joint ventures, Tianjin Tianshi Biological Development Co., Ltd. and Tiens Yihai Co. Ltd., is owed additional amounts classified as other receivables from various related parties totaling $5,769,960 and $3,281,081 as of June 30, 2006 and December 31, 2005, respectively. Further, loans receivable from related parties amounted to $29,440,000 and $0 as of June 30, 2006 and December 31, 2005, respectively. The other receivables and loans receivable consisted of the following:

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, (continued)

Other receivables and loans receivable, (continued)
---------------------------------------------------

                                                         June 30,     December 31,
                                                           2006           2005
                                                       ------------   ------------
Other receivables - related parties
-----------------------------------
Tianjin Juchao Commercial and Trading Co., Ltd         $          -   $  2,411,657
Tianjin Tianshi Biological Engineering Co., Ltd           3,296,494              -
Xongshi Real Estate Development                                   -        620,000
JinMao (Group) Holding                                            -        101,044
Tianjin Tianshi Group Co., Ltd                            2,472,825        148,380
Tianyuan Development Corp. Ltd                                  641              -
                                                       ------------   ------------
          Total                                        $  5,769,960   $  3,281,081
                                                       ============   ============
Loans receivable - related parties
----------------------------------
Tianjin Tianshi Biological Engineering Co., Ltd        $ 25,040,000   $          -
Tianyuan Development Corp. Ltd                            4,400,000              -
                                                       ------------   ------------
          Total                                        $ 29,440,000   $          -
                                                       ============   ============

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($25,040,000) from Tianjin Tianshi Biological Development Co., Ltd.. This amount was repaid to Biological by December 31, 2005. Then this amount was loaned to Tianshi Engineering on January 6, 2006. The new loan was due on June 30, 2006, and it was extended for another six months and due on December 31, 2006. The purpose of the loan is to help Tiens Engineering to strengthen its sales network in China.

On January 23, 2006, the Company entered a short-term finance agreement with Tianyuan Capital to provide a short-term finance in the principal amount of $4,400,000. The term of the agreement is 7 days, and is extended automatically for another 7-day term until the Company calls it back. The short-term finance bears an interest rate of London Inter bank Offer Rate minus five basic point (LIBOR-5BP), which will be calculated at the end of each 7-day term. Both the principal and interest shall be paid back on the termination of the agreement.

Other receivables are generated by the Company making various cash advances and short-term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

Other payables-related parties
------------------------------

The Company has amounts classified as other payables due to related parties which amounted to $1,479,716 and $1,816,534 as of June 30, 2006 and December 31, 2005, respectively. These amounts arose from various operational transactions incurred with related parties.

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

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $307,606 and $316,037 for the six months ended June 30, 2006 and 2005, respectively.

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

A total of 15%, or approximately $30,000,000, of the registered capital is required to be contributed by the joint venture partners, within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner by March 27, 2007. Tianshi International has made its required capital contribution in the amount of $29,861,853.

In 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implements a new scheme of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations have been adjusting and re-allotting projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that have been affected, including Tiens Yihai, which project is being constructed on state-owned property, are currently awaiting further decisions by state and local government. Presently, we are unable to forecast the direction, outcome and/or completion date of the Tiens Yihai project. As of June 30, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE ADVANCES

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $431,550 and $145,071 at June 30, 2006 and December 31, 2005, respectively.

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

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $240,248 and $122,227 for the six months ended June 30, 2006 and 2005, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $23,110 and $19,745 for the six months ended June 30, 2006 and 2005, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability.

On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the new medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $131,654 and $62,412 for the six months ended June 30, 2006 and 2005, respectively.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - MINORITY INTEREST DISTRIBUTIONS, (continued)

                                              TIANSHI              MINORITY
              Date                         INTERNATIONAL         SHAREHOLDER              Totals
---------------------------------          -------------         ------------         --------------
March 22, 2004                       RMB      82,430,670   RMB     20,607,668   RMB      103,038,338
June 30, 2004                                 80,525,905           20,131,476            100,657,381
December 31, 2004                            100,000,000           25,000,000            125,000,000
Amount paid                                 (182,430,670)         (65,739,144)          (248,169,814)
                                           -------------         ------------         --------------
December 31, 2004 Balance                     80,525,905                    -             80,525,905

June 30, 2005                                112,862,432           48,996,288            161,858,720
Amount paid                                  (49,105,499)         (48,996,288)           (98,101,787)
                                           -------------         ------------         --------------
September 30, 2005 Balance                   144,282,838                    -            144,282,838

Amount paid                                  (16,171,200)                   -            (16,171,200)
                                           -------------         ------------         --------------
December 31, 2005 Balance                    128,111,638                    -            128,111,638
                                           -------------         ------------         --------------

April 2006                                   243,012,224           60,753,056            303,765,280
Amount paid                                  (12,474,455)         (58,894,151)           (71,368,606)
                                           -------------         ------------         --------------
June 30, 2006 Balance                RMB     358,649,407   RMB      1,858,905   RMB      360,508,312
                                           =============         ============         ==============
June 30, 2006 Balance                USD      44,902,906   USD        232,735   USD       45,135,641
                                           =============         ============         ==============

The dividends paid to Tianshi International had been used to invest in Tiens Yihai, as described in note 8, and loaned to Tianyuan Capital for $4,400,000 in January 2006. Biological declared dividends in April 2006 for a total of RMB 303,765,280 and dividends of RMB 12,474,455 and RMB 58,894,151 have been paid to Tianshi International and minority shareholder, respectively.

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

In April 2004, Tianshi International entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility which would also produce our nutrition supplement, home care, and personal care products. As of June 30, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

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

REVENUE RECOGNITION

We recognize revenue from sales by distributors in China, net of sales commissions and taxes, when the related Chinese distributor recognizes sales of our products to unaffiliated third parties. We recognize revenue from international (non-Chinese) sales to both affiliated and unaffiliated third parties, net of commissions and taxes, when goods are shipped and cleared by the international customs department. As of June 30, 2006, Tianshi Engineering, an affiliated company, continued to own all of the related party distributors which sell our products in China.

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

INVENTORIES

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

                                               Three months                                Six months
                                              ended June 30,                             ended June 30,
                                      -------------------------------            -------------------------------
                                           2006             2005        Change        2006             2005        Change
                                      --------------   --------------   ------   --------------   --------------   ------
Revenue-related party                 $   14,292,998   $   17,307,659    -17.4%  $   31,015,558   $   31,603,658     -1.9%
Cost of sales                         $    3,842,392   $    4,197,812     -8.5%  $    8,648,688   $    7,655,230     13.0%
Gross profit                          $   10,450,606   $   13,109,847    -20.3%  $   22,366,870   $   23,948,428     -6.6%
Selling, general and administrative
 expense                              $    3,271,232   $    2,465,676     32.7%  $    5,837,653   $    5,099,551     14.5%
Other income (expense), net           $        1,075   $     (224,103)   100.5%  $      (36,646)  $     (687,164)    94.7%
Provision for income taxes            $      576,029   $      829,185    -30.5%  $    1,309,560   $    1,445,445     -9.4%
Minority interest                     $    1,419,943   $    1,995,963    -28.9%  $    3,228,824   $    3,516,069     -8.2%
Net income                            $    5,184,477   $    7,594,920    -31.7%  $   11,954,187   $   13,200,199     -9.4%
Gross profit margin                             73.1%            75.7%    -2.6%            72.1%            75.8%    -3.7%
Selling, general and administrative
 expense as a percentage of sales               22.9%            14.2%     8.7%            18.8%            16.1%     2.7%
Net profit margin                               36.3%            43.9%    -7.6%            38.5%            41.8%    -3.2%

REVENUE. For the three months ended June 30, 2006, revenue was $14.3 million compared to $17.3 million for the same period in 2005, a decrease of 17.4%. For the six months ended June 30, 2006, revenue was $31.0 million compared to $31.6 million for the same period in 2005, a decrease of 1.9%.

The breakdown of revenue between Chinese and international sales is as follows.

                                               Three months                                Six months
                                               ended June 30,                            ended June 30,
                                      -------------------------------            -------------------------------
                                           2006             2005        Change        2006             2005        Change
                                      --------------   --------------   ------   --------------   --------------   ------
China                                 $    4,474,408   $   10,272,604    -56.4%  $   13,041,025   $   18,313,400    -28.8%
International                         $    9,818,590   $    7,035,055     39.6%  $   17,974,533   $   13,290,258     35.3%

For the three months ended June 30, 2006, revenues in China were $4.5 million, a decrease of 56.4% compared to the same period in 2005. For the six months ended June 30, 2006, revenues in China were $13.0 million, a decrease of 28.8% compared to the same period in 2005. At the beginning of 2006, we began selling semi-finished products to Tianshi Engineering. In order to qualify for a direct selling license in China, Tianshi Engineering, our related party customer in China, is required to produce a part of the products that it sells in China. As a result, in 2006, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. These semi-finished products have a lower sales price than the finished products we had previously sold to Tianshi Engineering.

In addition, we believe that sales to China were negatively impacted by other factors, including:

o continued consumer uncertainty in China regarding the impact of recently enacted direct selling regulations and uncertainty regarding the timing of the direct selling license application process and approval; and

o increased government and media scrutiny on the direct selling industry, particularly following last year's publication of the new direct selling regulations.

The application of Tianshi Engineering for a direct selling license in China is still pending.

For the six months ended June 30, 2006, international revenues were $18.0 million, an increase of 35.3% compared to the same period in 2005. The increase in international sales for the six months ended June 30, 2006 was mainly due to a significant sales increase in Indonesia, as well as strong revenue growth in Nigeria, South Africa, Kazakstan, Kenya, Hungary and Uganda.

COST OF SALES. Cost of sales for the three months ended June 30, 2006 decreased to $3.8 million, or 8.5%, compared to $4.2 million for the same period in 2005. This primarily reflects the decrease in revenues for the period. For the six months ended June 30, 2006, cost of sales was $8.6 million compared to $7.7 million for the same period in 2005, an increase of 13.0%. In order to improve the quality of our products, during 2006 we have introduced some new manufacturing procedures and stricter quality control testing than previously, which added to our manufacturing costs. However, we believe that once our production team becomes more familiar with the new production procedures, the manufacturing costs of our products will decrease.

GROSS PROFIT. Gross profit decreased to $10.5 million for the three months ended June 30, 2006, or 20.3%, compared to $13.1 million for the same period in 2005. For the six months ended June 30, 2006, gross profit was $22.4 million compared to $23.9 million for the same period in 2005, a decrease of 6.6%. The gross profit margins for the three months ended June 30, 2006 was 73.1% compared to 75.7% for the same period in 2005 and 72.1% for the six months ended June 30, 2006 compared to 75.8% for the same period in 2005.

The decrease in our margins was primarily due to the lower margin on our semi-finished products that we sell to Tianshi Engineering compared to our finished goods, as well as the added manufacturing costs on our goods due to new manufacturing procedures, as discussed in cost of sales above.

If Tianshi Engineering receives a direct selling license from the Chinese government, all existing and newly developed products that we sell to Tianshi Engineering will be required to be sold in a semi-finished state in order to comply with Tianshi Engineering's qualification for, and maintenance of, a direct selling license in China.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.3 million for the three months ended June 30, 2006, or 32.7%, compared to $2.5 million for the same period in 2005. For the six months ended June 30, 2006, selling, general and administrative expense was $5.8 million compared to $5.1 million for the same period in 2005, an increase of 14.5%. The increase was primarily due to an increase in the number of employees and in the level of salaries, and to a lesser extent, an increase in research and development expenses. These increases have been made to support growth of our international sales. These increases have also been made in anticipation of Tianshi Engineering receiving a direct selling license in China and the related increase in our sales and marketing efforts which management believes will follow. The selling and administrative expenses as a percentage of sales increased to 22.9% for the three months ended June 30, 2006, from 14.2% for the same period in 2005 and to 18.8% for the six months ended June 30, 2006, from 16.1% for the same period in 2005.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $1,075 of income for the three months ended June 30, 2006, compared to $0.2 million of expense for the same period in 2005. For the six months ended June 30, 2006, other income (expense), net was $36,646 of expense compared to $0.7 million of expense for the same period in 2005. During the first quarter of 2005, we incurred a one-time expense of $339,299 for additional taxes and penalties paid by us to the Chinese government related to a VAT examination by the local government. Other income derived mainly from our testing of other company's products.

PROVISION FOR INCOME TAXES. Provision for income taxes was $0.6 million for the three months ended June 30, 2006, compared to $0.8 million for the same period in 2005, a decrease of 30.5%. For the six months ended June 30, 2006, provision for income taxes was $1.3 million compared to $1.4 million for the same period in 2005. From January 1, 2005 through December 31, 2007, Biological is subject to income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate.

NET INCOME. As a result of the foregoing factors, net income for the three months ended June 30, 2006 was $5.2 million, a decrease of 31.7% compared to $7.6 million for the same period in 2005. Net income for the six months ended June 30, 2006 was $12.0 million compared to $13.2 million for the same period in 2005, a decrease of 9.4%.

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

The following tables are provided to facilitate your understanding of the relationships between the related parties and us and their transactions with us during 2006 and 2005.

                                                       June 30, 2006    December 31, 2005
                                                       --------------   -----------------
Accounts receivable, trade - related parties, net
 of allowance for doubtful accounts of $208,919 and
 $206,916 as of June 30, 2006 and December 31,
 2005, respectively                                    $    6,792,469   $       2,165,958
Other receivables - related parties                    $    5,769,960   $       3,281,081
Loans receivable - related parties                     $   29,440,000   $               0
Advances from customers - related parties              $    1,552,574   $       2,077,130
Other payables - related parties                       $    1,479,717   $       1,816,534

Accounts receivable - related party increased by $4.6 million for the six months ended June 30, 2006. We believe that the Chinese market has great potential. In order to increase its market share of the Chinese market, Tianshi Engineering has been spending on sales and marketing in China, such as advertising on Chinese television. To support these efforts by Tianshi Engineering, we extended the date to collect payment for our sales to Tianshi Engineering. We continued to collect a portion of the accounts receivable from Tianshi Engineering during the second quarter of 2006.

Other receivables - related party
---------------------------------

We were owed $5.8 million and $3.3 million as of June 30, 2006 and December 31, 2005, respectively, classified as other receivables from related parties. These receivables are generated from our various cash advances and the allocation of administrative and operating costs incurred with related parties.

Loans receivable - related party
--------------------------------

Loans receivable were $29.4 million and $0 as of June 30, 2006 and December 31, 2005, respectively. The increase is due to the loan to Tianshi Engineering amounting to RMB 200,000,000 ($25,040,000) and a $4,400,000 loan to Tianyuan
Capital Development Corp. Ltd. ("Tianyuan Capital"). Mr. Jinyuan Li owns 100% of Tianyuan Capital.

On January 1, 2006, Biological loaned $25,040,000 to Tianshi Engineering, which was due on June 30, 2006. The loan was non-interest bearing, and the purpose of the loan was to enable Tianshi Engineering to increase its sales and marketing efforts in the Chinese Market. We sell our products exclusively through Tianshi Engineering in China. On June 29, 2006, Biological extended the loan to December 31, 2006.

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

Advances from customers - related party
---------------------------------------

Advances from related party customers were $1.6 million as of June 30, 2006 compared to $2.1 as of December 31, 2005. Advances from customers reflect the prepayment by certain of our customers to insure that they can continue to obtain enough of our products to meet their demand. The decrease reflects a decrease in advances from Tianshi Engineering resulting from a decrease in sales in China.

Other payable - related party
-----------------------------

Other payables due to related parties as of June 30, 2006 and December 31, 2005, were $1.5 million and $1.8 million, respectively. These amounts arose from various operational transactions incurred with related parties.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $10.0 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $18.2 million for the same period in 2005. The difference primarily reflects a $4.6 million increase in accounts receivable-related party and a $2.0 million increase in other receivable-related party. These transactions are further described in "Certain Relationships and Related Party Transactions" above.

Net cash used in investing activities as of June 30, 2006 increased to $46.7 million compared to $3.4 million for the same period in 2005. This was mainly due to the loans of $25.0 million to Tianshi Engineering and $4.4 million to Tianyuan Capital and the purchase of a short-term, interest bearing financial instrument by Biological from Agricultural Bank of China.

Net cash used in financing activities was $8.4 million for the six months ended June 30, 2006, compared to net cash used in financing activities of $3.0 million in the same period for 2005. For the six months ended June 30, 2006, we paid a dividend of $7.3 million to the minority shareholder of Biological.

As of June 30, 2006 and December 31, 2005, we had cash of $32.7 million and $77.5 million, respectively, a decrease of $44.9 million. This decrease is primarily due to the loans of $25.0 million to Tiens Engineering and $4.4 million to Tiens Tianyuan, the purchase of $13.6 million of short-term financial instruments from the Agricultural Bank of China and the payment of a $7.3 million dividend to a minority shareholder. Approximately 47% of the cash was held in the bank account of Biological, 47% in the bank account of Tiens Yihai, and 6% in the bank account of Tianshi International.

Inventories were $6.3 million and $7.5 million as of June 30, 2006 and December 31, 2005, respectively. The amount of raw materials, work-in-progress and finished goods decreased by $1,197,018. The primary reason for this decrease is that the amount of inventory, including raw materials and finished goods, stored at the end of 2005 was relatively large.

Accounts payable was $3.6 million and $2.7 million as of June 30, 2006 and December 31, 2005, respectively. The increase in accounts payable was primarily due to the lengthening of the credit term given by our suppliers.

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

ITEM 1A. RISK FACTORS

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

UNCERTAINTY IN THE DEVELOPMENT OF DIRECT SELLING REGULATIONS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS IN CHINA.

Because of the Chinese government's significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. This scrutiny has increased following adoption of the new direct selling regulations in 2005. The regulatory environment in China with regards to direct selling is evolving, and officials in the Chinese government often exercise significant discretion in deciding how to interpret and apply applicable regulations. In the past, the government has taken significant actions against companies that the government found were engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China. Some of our competitors in China have recently been granted a direct selling license. There can be no assurance that Tianshi Engineering will be able to obtain such license. Additionally, although certain regulations have been published, others are pending, and there is uncertainty regarding the interpretation and enforcement of such regulations.

OUR PRODUCTS ARE SUBJECT TO REGULATION OVER NUTRITIONAL SUPPLEMENT PRODUCTS AND OTHER RISKS IN MARKETS OUTSIDE OF CHINA

Nutrition supplement products are subject to regulatory requirements that vary by country. Obtaining approval to sell nutrition supplement products internationally involves complexities of dealing with a variety of governmental regulations. We have limited experience in dealing with the specific regulations that may be required to sell our products in certain international markets, which could delay our ability to obtain relevant regulatory approval for our products. In addition, our product sales in other countries are subject to product regulatory regimes of various degrees and direct marketing or distribution regulations. Although currently these aspects are handled by our affiliated distributors in the relevant jurisdictions, there can be no assurance that the current operations of our company and our affiliates and distributors will not be adversely affected by compliance issues and changes in applicable laws and regulations in relevant jurisdictions. Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and require the devotion of significant resources. If our affiliated customers are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline. Countries where we currently sell to affiliated customers do could change their laws or regulations to negatively affect or prohibit completely direct sales efforts.

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

Date:  August 14, 2006

                                           /s/ Jinyuan LI
                                           -------------------------------------
                                           Jinyuan Li
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

Date:  August 14, 2006

                                           /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Accounting Officer)