Form 10-Q
period 2006-09-30
TIENS BIOTECH GROUP USA INC
filed 2006-11-14
CIK 1168556

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006.

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

There were 71,333,586 shares of the Company's common stock outstanding on November 11, 2006.

================================================================================

                         TIENS BIOTECH GROUP (USA), INC.
                               INDEX TO FORM 10-Q

                                                                             PAGE
                                                                             ----
Part I. Financial Information                                                   3

Item 1. Financial Statements (unaudited)                                        3

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005      3

Consolidated Statements of Income and Other Comprehensive Income for the
 three months and nine months ended September 30, 2006 and 2005                 4

Consolidated Statements of Shareholders' Equity for the nine months ended
 September 30, 2006 and 2005                                                    5

Consolidated Statements of Cash Flows for the nine months ended
 September 30, 2006 and 2005                                                    6

Notes to Consolidated Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                         24

Item 3. Quantitative and Qualitative Disclosures About Market Risk             33

Item 4. Controls and Procedures                                                34

Part II. Other Information                                                     34

Item 1A. Risk Factors                                                          34

Item 6. Exhibits                                                               36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                                      September 30,     December 31,
                                                                           2006             2005
                                                                       (Unaudited)
                                                                      --------------   --------------
                              ASSETS
                              ------
CURRENT ASSETS:
    Cash                                                              $   58,771,981   $   77,545,991
    Accounts receivable, trade - related parties, net of
     allowance for doubtful accounts of $211,255 and $206,916
     as of September 30, 2006 and December 31, 2005, respectively         11,989,706        2,165,958
    Other receivables                                                        500,690          234,486
    Other receivables - related parties                                    3,306,690        3,281,081
    Inventories                                                            6,871,958        7,516,352
    Loans receivable - related parties                                    25,320,000                -
                                                                      --------------   --------------
       Total current assets                                              106,761,025       90,743,868
                                                                      --------------   --------------
PLANT AND EQUIPMENT, net                                                  27,624,487       24,877,688
                                                                      --------------   --------------
OTHER ASSETS:
    Intangible assets, net                                                   461,055          476,637
    Employee advances                                                        352,694          145,071
    Deposits                                                               5,681,680        5,380,890
                                                                      --------------   --------------
       Total other assets                                                  6,495,429        6,002,598
                                                                      --------------   --------------
          Total assets                                                $  140,880,941   $  121,624,154
                                                                      ==============   ==============
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                  $    4,078,426   $    2,698,813
    Advances from customers - related parties                              1,531,406        2,077,130
    Accrued liabilities                                                      719,296        1,045,052
    Other taxes payable                                                    1,547,042        1,413,054
    Other payables                                                           429,333          339,390
    Other payables - related parties                                         534,846        1,816,534
    Dividend payable to minority interest                                    235,336                -
    Current portion of long term debt, related party                       2,130,000        2,130,000
                                                                      --------------   --------------
       Total current liabilities                                          11,205,685       11,519,973
LONG TERM DEBT, net of current portion, related party                      7,462,742        8,527,742
                                                                      --------------   --------------
       Total liabilities                                                  18,668,427       20,047,715
                                                                      --------------   --------------
MINORITY INTEREST                                                          9,778,864       11,929,040
                                                                      --------------   --------------
SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares authorized,
     71,333,586 issued and outstanding, respectively                          71,334           71,334
    Paid-in-capital                                                        8,842,009        8,842,009
    Statutory reserves                                                     9,420,783        9,420,783
    Retained earnings                                                     89,468,512       69,079,060
    Accumulated other comprehensive income                                 4,631,012        2,234,213
                                                                      --------------   --------------
       Total shareholders' equity                                        112,433,650       89,647,399
                                                                      --------------   --------------
          Total liabilities and shareholders' equity                  $  140,880,941   $  121,624,154
                                                                      ==============   ==============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                Three months ended September 30,     Nine months ended September 30,
                                                ---------------------------------   ---------------------------------
                                                      2006            2005                2006            2005
                                                ---------------   ---------------   ---------------   ---------------
REVENUE - RELATED PARTIES                       $    19,187,748   $    19,126,809   $    50,203,306   $    50,730,467

COST OF SALES                                         5,066,051         4,954,198        13,714,739        12,609,428
                                                ---------------   ---------------   ---------------   ---------------
GROSS PROFIT                                         14,121,697        14,172,611        36,488,567        38,121,039

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          2,803,859         2,795,414         8,641,512         7,894,965
                                                ---------------   ---------------   ---------------   ---------------
INCOME FROM OPERATIONS                               11,317,838        11,377,197        27,847,055        30,226,074

OTHER INCOME (EXPENSE), NET                             164,104          (126,969)          127,458          (814,133)
                                                ---------------   ---------------   ---------------   ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                             11,481,942        11,250,228        27,974,513        29,411,941

PROVISION FOR INCOME TAXES                              878,931           869,769         2,188,491         2,315,214
                                                ---------------   ---------------   ---------------   ---------------
INCOME BEFORE MINORITY INTEREST                      10,603,011        10,380,459        25,786,022        27,096,727

MINORITY INTEREST                                     2,167,747         2,175,715         5,396,570         5,691,784
                                                ---------------   ---------------   ---------------   ---------------
NET INCOME                                            8,435,264         8,204,744        20,389,452        21,404,943

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustment            1,411,012         2,047,847         2,396,799         2,048,846
                                                ---------------   ---------------   ---------------   ---------------
COMPREHENSIVE INCOME                            $     9,846,276   $    10,252,591   $    22,786,251   $    23,453,789
                                                ===============   ===============   ===============   ===============
EARNINGS PER SHARE, BASIC AND DILUTED           $          0.12   $          0.14   $          0.29   $          0.33
                                                ===============   ===============   ===============   ===============
WEIGHTED AVERAGE NUMBER OF SHARES                    71,333,586        71,333,586        71,333,586        71,333,586
                                                ===============   ===============   ===============   ===============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                         other
                                       Number     Common     Paid-in      Statutory     Retained     comprehensive
                                     of shares    stock      capital      reserves      earnings     income (loss)       Totals
                                     ----------  --------  ------------  -----------  -------------  --------------   -------------
BALANCE, December 31, 2004           71,333,586  $ 71,334  $  8,842,009  $ 9,420,783  $  42,200,940  $      (12,167)  $  60,522,899

  Net Income                                                                             21,404,943                      21,404,943
  Foreign currency translation gain                                                                       2,048,846       2,048,846
                                     ----------  --------  ------------  -----------  -------------  --------------   -------------
BALANCE, September 30, 2005          71,333,586    71,334     8,842,009    9,420,783     63,605,883       2,036,679      83,976,688

  Net Income                                                                              5,473,177                       5,473,177
  Foreign currency translation gain                                                                         197,534         197,534
                                     ----------  --------  ------------  -----------  -------------  --------------   -------------
BALANCE, December 31, 2005           71,333,586    71,334     8,842,009    9,420,783     69,079,060       2,234,213      89,647,399

  Net Income                                                                             20,389,452                      20,389,452
  Foreign currency translation gain                                                                       2,396,799       2,396,799
                                     ----------  --------  ------------  -----------  -------------  --------------   -------------
BALANCE, September 30, 2006          71,333,586  $ 71,334  $  8,842,009  $ 9,420,783  $  89,468,512  $    4,631,012   $ 112,433,650
                                     ==========  ========  ============  ===========  =============  ==============   =============

The accompanying notes are an integral part of this consolidated statement.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                   2006             2005
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $   20,389,452   $   21,404,943
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
         Minority interest                                         5,396,570        5,691,784
         Depreciation                                              1,738,855        1,231,056
         Amortization                                                 61,199           66,493
         Loss (gain) on sale of assets                                 3,064          (81,997)
       (Increase) decrease in assets:
         Accounts receivable, trade - related parties             (9,653,207)         598,697
         Other receivables                                          (257,944)         496,928
         Other receivables - related parties                         447,827       (9,828,031)
         Inventories                                                 791,733       (4,491,901)
         Employee advances                                          (201,963)        (423,081)
         Deposits                                                   (175,692)      (1,530,911)
       Increase (decrease) in liabilities:
         Accounts payable                                          1,306,096        1,488,305
         Accounts payable - related parties                                -           38,045
         Advances from customers - related parties                  (581,737)          69,607
         Accrued liabilities                                        (341,672)         286,625
         Other taxes payable                                         103,025          734,426
         Other payables                                               81,827                -
         Other payables - related parties                         (1,300,687)         404,559
                                                              --------------   --------------
           Net cash provided by operating activities              17,806,746       16,155,547
                                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in loans receivable - related parties               (24,992,000)               -
    Increase in intangible assets                                    (41,074)         (87,056)
    Proceeds from sales of equipment and automobiles                  35,082           25,380
    Purchase of equipment and automobiles                         (4,382,904)      (5,224,870)
                                                              --------------   --------------
           Net cash used in investing activities                 (29,380,896)      (5,286,546)
                                                              --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments, net of borrowings on short term notes payable       (1,065,000)        (155,442)
    Dividend payments to minority interest shareholders           (7,307,666)               -
                                                              --------------   --------------
           Net cash used in financing activities                  (8,372,666)        (155,442)
                                                              --------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            1,172,806        2,048,846
                                                              --------------   --------------

(DECREASE) INCREASE IN CASH                                      (18,774,010)      12,762,405

CASH, beginning of period                                         77,545,991       39,243,872
                                                              --------------   --------------
CASH, end of period                                           $   58,771,981   $   52,006,277
                                                              ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                    $    1,863,250   $    1,445,440
                                                              ==============   ==============

Cash paid for interest expense                                $      264,254   $      433,353
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

The purchase of Tianshi International and the issuance of the Company's common stock in connection with the purchase have been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets have been recorded. For accounting purposes, the original Tianshi International is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Tianshi International.

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

The financial statements in the Strategika, Inc. filings became those of Tiens. The consolidated financial statements of Tiens reflect the activities of the following Company subsidiaries:

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

The reporting entity, (continued)
---------------------------------

                  Subsidiary                                               % Ownership
-----------------------------------------------   ----------------------   ------------
Tianshi International Holdings Group Limited      British Virgin Islands          100.0%
Tianjin Tianshi Biological Development Co., Ltd   PRC                              80.0%
Tiens Yihai Co., Ltd.                             PRC                              99.4%

Tianshi International is a corporation organized under the laws of the British Virgin Islands. Tianshi International is a holding company for Tiens' 80% investment in Biological and its 99.4% investment in Tiens Yihai.

Tiens Yihai Co. Ltd. ("Tiens Yihai") is a foreign investment joint venture which is incorporated under the laws of the People's Republic of China ("PRC" or "China"). Tiens Yihai is classified as a Foreign Investment Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000.

Related Parties
---------------

Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company, owns the remaining 20% of Biological. Tianjin Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a Chinese company, and 7.29% owned by Mr. Li's daughter, Ms. Baolan Li. Tianshi Group is 90% owned by Mr. Li and 10% owned by Ms. Li. Tianshi Group also owns 51% of Tianshi Engineering, the entity to which the Company sells all of its products for consumption in China and that owns all of the related party distributors which sell the Company's products in China. Ms. Li owns the remaining 49% of Tianshi Engineering. Tiens Yihai is 0.6% owned by Tianshi Pharmaceuticals.

Nature of operations
--------------------

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products, and personal care products. In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Outside the PRC, the Company sells its products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. The Company sells to affiliated companies located in 61 countries.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Revenue recognition
-------------------

The Company recognizes revenue from domestic sales by distributors in China, net of sales commissions and taxes, only when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes as goods are shipped and clear review by the international customs department.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $4,631,012 and $2,234,213 as of September 30, 2006 and December 31, 2005, respectively. The balance sheet amounts, with the exception of equity at September 30, 2006, were translated at 7.90 RMB to 1.00 USD as compared to
8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The weighted average translation rate of 8.00 RMB to 1.00 USD for the nine months ended September 30, 2006 was applied to income statement accounts.

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

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2006 and December 31, 2005.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Income taxes, (continued)
-------------------------

The Company's subsidiaries, Biological and Tiens Yihai, are Sino-Foreign Joint Ventures incorporated in the PRC. Pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and foreign Enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply.

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

Tiens Yihai was established for the purposes of being in the business of research and development, production and marketing of healthcare, home care and personal care products. As of September 30, 2006, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

Provision for income taxes for the nine months ending September 30, 2006 and 2005 were $2,188,491 and $2,315,214, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Income taxes, (continued)
-------------------------

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                             2006          2005
                                          ----------    ----------
U.S. Statutory rate                             34.0%         34.0%
Foreign income not recognized in USA           (34.0)        (34.0)
China income taxes                              33.0          33.0
China income tax savings                       (25.5)        (25.5)
                                          ----------    ----------
Total provision for income taxes                 7.5%          7.5%
                                          ==========    ==========

The estimated tax savings due to the reduced tax rate for the nine months ending September 30, 2006 and 2005 amounted to $7,440,869 and $6,272,295, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the nine months ended September 30, 2006 and 2005 by $0.11 and $0.09, respectively.

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $1,738,855, and $1,231,056, respectively.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Plant and equipment, net, (continued)
-------------------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at September 30, 2006 and December 31, 2005:

                                    September 30, 2006   December 31, 2005
                                    ------------------   -----------------
Buildings and improvements          $       14,437,562   $      13,907,626
Office facilities                              336,530             283,503
Computer equipment and software              1,527,275           1,441,159
Equipment                                    8,544,394           7,352,056
Vehicles                                     4,197,509           3,619,837
Construction in progress                     6,152,600           3,991,285
                                    ------------------   -----------------
   Total                                    35,195,870          30,595,466
Less: Accumulated depreciation               7,571,383           5,717,778
                                    ------------------   -----------------
   Plant and equipment, net         $       27,624,487   $      24,877,688
                                    ==================   =================

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recently issued accounting pronouncements
-----------------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of FAS No. 155 is not expected to have material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of FAS No. 156 is not expected to have a material effect on the Company's financial position or results of operations.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recently issued accounting pronouncements, (continued)
------------------------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles in the United States ("GAAP"). SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with banks within the PRC. Total cash in banks at September 30, 2006 and December 31, 2005 amounted to $58,952,617 and $70,904,722, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. The difference between the total cash in banks and cash in bank on balance sheet is due to the temporary difference between the amounts stated on historical bank statements and the amounts actually in hand in bank accounts of the Company.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Short-term investment
---------------------

Short-term investment is accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). The Company purchased an investment product of RMB 110,000,000 (approximately $13.6 million) from China Agriculture Bank on January 25, 2006. The total amount invested was returned on the due date, July 25, 2006, and realized an investment income of approximately $176,000.

Accounts receivable - related parties
-------------------------------------

The Company's trade accounts receivables are 100% due from related companies. Management believes that the accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at September 30, 2006 and December 31, 2005, respectively:

                                    September 30, 2006   December 31, 2005
                                    ------------------   -----------------
Raw materials                       $        4,469,112   $       4,654,596
Work-in-progress                               113,384             129,144
Finished goods                               2,289,462           2,732,612
                                    ------------------   -----------------
Total                               $        6,871,958   $       7,516,352
                                    ==================   =================

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company has written off the obsolete goods that amounted to $0 and $154,525 for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

Intangible assets
-----------------

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" to use the land. The Company acquired two land use rights for fifty years from the PRC on December 1, 1999 and October 4, 2004 for $665,220 in total. The costs of the rights are being amortized over ten years, using the straight-line method. Other intangible assets include patents and trademarks and are amortized over the estimated useful life ranging from five to ten years.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Intangible assets, (continued)
------------------------------

Amortization expense for the nine months ended September 30, 2006 and 2005 amounted to $61,199 and $66,493, respectively, and intangible assets consists of the following:

                                    September 30, 2006   December 31, 2005
                                    ------------------   -----------------
Land use rights                     $          665,220   $         635,795
Other intangible assets                        237,080             150,965
Less amortization                             (441,245)           (310,123)
                                    ------------------   -----------------
Intangible assets, net              $          461,055   $         476,637
                                    ==================   =================

Deposits - non-current
----------------------

The Company as of September 30, 2006 and December 31, 2005 had outstanding deposits of $5,681,680 and $5,380,890, respectively. The outstanding deposits consist of $3.59 million deposit made in October 2004 with a local government agency to acquire the land use right for land located in Shanghai, China and deposits with vendors for purchases of equipment and construction in progress. The land use right deposit is in connection with its joint venture project described in Note 8 and is non-refundable. The land use right is for a term of 50 years and, as of September 30, 2006, the Company has not legally acquired the right from the government, but the Company is actively pursuing and working with the government to complete the necessary procedures to obtain final approval on the land use right.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid for the nine months ended September 30, 2006 and 2005 amounted to $1,863,250 and $1,445,440, respectively. Interest paid amounted to $264,254 and $77,053 for the nine months ended September 30, 2006 and 2005, respectively.

During the three months ended September 30, 2006, there was a transfer of $434,821 from construction in progress to other receivables-related parties for the assets that were not necessary for production (see Note 7, "Related party transactions--Other receivables and loans receivable").

In April 2006, the board of Biological declared a dividend in the amount of $7,540,401 to its minority shareholder (Tianshi Pharmaceuticals), and it paid a dividend in the amount of $7,307,666 to Tianshi Pharmaceuticals on June 22, 2006. The remaining balance of $235,336 is disclosed under dividend payable to minority interest in the accompanying consolidated balance sheet.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the periods ended September 30, 2006 and 2005.

The weighted average number of shares used to calculate EPS for the periods ended September 30, 2006 (71,333,586) and 2005 (71,333,586) reflect only the shares issued and outstanding for those periods.

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

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of each June and December commencing June 30, 2006, and ending December 31, 2011. The first interest payment was due on December 31, 2004 at an annual interest rate of 5%. Interest of $264,254 was paid for the six months ended June 30, 2006, and $1,065,000 of the first installment payment was made at the end of June 2006. Interest of $120,895 was accrued for the three months ended September 30, 2006.

Total principal payment obligations for the next five years on all long-term debt are as follows:

                                               September 30, 2006   December 31, 2005
                                               ------------------   -----------------
Note payable to Tianyuan Capital Development
  Corp. Ltd., related party                    $        9,592,742   $      10,657,742
Less current portion of long term debt                  2,130,000           2,130,000
                                               ------------------   -----------------
     Total                                     $        7,462,742   $       8,527,742
                                               ==================   =================

                     Year ending
                     September 30,      Amount
                    --------------   ------------
                        2007         $  2,130,000
                        2008            2,130,000
                        2009            2,130,000
                        2010            2,130,000
                        2011            1,072,742

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MINORITY INTEREST

Minority interest represents the outside shareholders' 20% ownership of Biological and 0.6% ownership of Tiens Yihai. As of September 30, 2006, no accumulated other comprehensive income was assigned to minority interest.

NOTE 7 - RELATED PARTY TRANSACTIONS

The following is a description of the various individuals and companies discussed in the footnotes and their relationship to the Company.

Baolan Li - individual - daughter of Jinyuan Li

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

Tianjin Tianshi Biological Engineering Co., LTD - Chinese company owned 49% by Baolan Li and 51% by Tianjin Tianshi Group Co., Ltd.

Tianjin Tianshi Group Co., Ltd. - owned 90% by Jinyuan Li and 10% by Baolan Li

Tianjin Tianshi Pharmaceuticals Co., LTD - a Chinese company and the majority shareholder is Tianjin Tianshi Group Co., Ltd.

Tianshi Hong Kong International Development Co., Limited - Hong Kong Company owned 100% by Jinyuan Li.

Tianshi International Holdings Group Limited - British Virgin Island company owned 100% by the Company.

Sales
-----

The Company sells products to distributors that are related to the Company through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. The related party distributors are solely responsible for all marketing and payments of sales commissions to independent distributors.

Related party sales amounted to $50,203,306 and $50,730,467 for the nine months ended September 30, 2006 and 2005, which represent 100% of total sales for the periods then ended. Related party accounts receivable related to these sales amounted to $11,989,706 and $2,165,958 as at September 30, 2006 and December 31, 2005, respectively, net of allowances for doubtful accounts of $211,255 and $206,916, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, (continued)

Other receivables and loans receivable
--------------------------------------

The Company, through its 100% owned subsidiary, Tianshi International Holdings Group Limited, and its Chinese joint ventures, Tianjin Tianshi Biological Development Co., Ltd. and Tiens Yihai Co. Ltd., is owed additional amounts classified as other receivables from various related parties totaling $3,306,690 and $3,281,081 as of September 30, 2006 and December 31, 2005, respectively. Further, loans receivable to related parties amounted to $25,320,000 and $0 as of September 30, 2006 and December 31, 2005, respectively.

The other receivables and loans receivable consisted of the following:

                                                   September 30,    December 31,
Other receivables - related parties                    2006            2005
-----------------------------------------------   --------------   --------------
Tianjin Juchao Commercial and Trading Co., Ltd    $            -   $    2,411,657
Tianjin Tianshi Biological Engineering Co., Ltd          767,205                -
Xongshi Real Estate Development                                -          620,000
JinMao (Group) Holding                                         -          101,044
Tianjin Tianshi Group Co., Ltd                         2,538,844          148,380
Tianyuan Development Corp. Ltd                               641                -
                                                  --------------   --------------
     Total                                        $    3,306,690   $    3,281,081
                                                  ==============   ==============

Loans receivable - related parties
-----------------------------------------------
Tianjin Tianshi Biological Engineering Co., Ltd   $   25,320,000   $            -
Tianyuan Development Corp. Ltd                                 -                -
                                                  --------------   --------------
     Total                                        $   25,320,000   $            -
                                                  ==============   ==============

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($25,320,000) from Tianjin Tianshi Biological Development Co., Ltd. This amount was repaid to Biological by December 31, 2005. Then this amount was loaned to Tianshi Engineering on January 1, 2006. The new loan was due on March 31, 2006, and extended to June 30, 2006, and extended again until December 31, 2006. The purpose of the loan is to help Tiens Engineering strengthen its sales network in China. Since the Company started selling semi-finished products from the beginning of 2006, some of the assets not necessary for the current production have been transferred from the Company to Tianshi Group. Among the transactions, there was a transfer of $434,821 from Biological's construction in progress to Tianshi Group. Since Tianshi Group has not made the payment for the transfer yet, the amount is recorded under other receivables - related parties as of September 30, 2006.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, (continued)

Other receivables and loans receivable, (continued)
---------------------------------------------------

On January 23, 2006, the Company entered a short-term finance agreement with Tianyuan Capital to provide a short-term finance in the principal amount of $4,400,000. The term of the agreement was for 7 days, and was extended automatically for another 7-day term until the Company called it back. The short-term finance bore an interest rate of London Inter-bank Offer Rate minus five basis points (LIBOR-5BP), which would be calculated at the end of each 7-day term. Both the principal and interest of $151,597 were paid back on September 26, 2006.

Other receivables are generated by the Company making various cash advances and short-term loans and the allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

Other payables-related parties
------------------------------

The Company has amounts classified as other payables due to related parties which amounted to $534,846 and $1,816,534 as of September 30, 2006 and December 31, 2005, respectively. These amounts arose from various operational transactions incurred with related parties.

Rent expense
------------

On June 30, 2002, the Company entered a written lease agreement with Tianshi Group to pay annual rent on these facilities at 1% of total gross revenues. The term of this agreement is for five years commencing on January 1, 2003.

In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $450,506 and $504,470 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 8 - INVESTMENT IN TIENS YIHAI CO., LTD.

On April 20, 2004, Tianshi International entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai. On September 15, 2004, the board of directors of Tianshi International ratified the Joint Venture Project. Tiens Yihai is located in Shanghai, PRC, and is in the business of research and development, production and marketing of healthcare, home care and personal care products.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INVESTMENT IN TIENS YIHAI CO., LTD. (continued)

A total of 15%, or approximately $30,000,000, of the registered capital is required to be contributed by the joint venture partners, within three months after the business license has been issued. The remaining registered capital amounts are required to be contributed by each joint venture partner by May 27, 2007. Tianshi International has made its required capital contribution in the amount of $29,861,853.

In 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implements a new scheme of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations have been adjusting and re-allotting projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that have been affected, including Tiens Yihai, which project is being constructed on state-owned property, are currently awaiting further decisions by state and local government. Presently, we are unable to forecast the direction, outcome and/or completion date of the Tiens Yihai project. As of September 30, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

NOTE 9 - EMPLOYEE ADVANCES

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $352,694 and $145,071 at September 30, 2006 and December 31, 2005, respectively.

NOTE 10 - RETIREMENT PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Biological employees are entitled to a retirement pension amount calculated based upon their salaries at their dates of retirement and length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to retired personnel.

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salaries. Employees are required to contribute 7% of their salaries to the plan. Total pension expense incurred by the Company amounted to $359,863 and $213,075 for the nine months ended September 30, 2006 and 2005, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $34,510 and $28,887 for the nine months ended September 30, 2006 and 2005, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RETIREMENT PLAN, (continued)

On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the new medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salaries to a PRC insurance company, which amounted to $195,970 and $111,191 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 11 - MINORITY INTEREST DISTRIBUTIONS

Minority interest represents the outside shareholders' 20% ownership of Biological and 0.6% ownership of Tiens Yihai. The board of directors of Biological has authorized the following distributions to their shareholders in direct proportion to their ownership percentages.

                                    Tianshi             Minority
           Date                  International         Shareholder           Total
--------------------------       -------------        -------------       -------------
March 22, 2004               RMB    82,430,670    RMB    20,607,668   RMB   103,038,338
June 30, 2004                       80,525,905           20,131,476         100,657,381
December 31, 2004                  100,000,000           25,000,000         125,000,000
Amount paid                       (182,430,670)         (65,739,144)       (248,169,814)
                                 -------------        -------------       -------------
December 31, 2004 Balance           80,525,905                    -          80,525,905

June 30, 2005                      112,862,432           48,996,288         161,858,720
Amount paid                        (49,105,499)         (48,996,288)        (98,101,787)
                                 -------------        -------------       -------------
September 30, 2005 Balance         144,282,838                    -         144,282,838
Amount paid                        (16,171,200)                   -         (16,171,200)
                                 -------------        -------------       -------------
December 31, 2005 Balance          128,111,638                    -         128,111,638

April, 2006                        243,012,224           60,753,056         303,765,280
Amount paid                        (12,474,455)         (58,894,151)        (71,368,606)
                                 -------------        -------------       -------------
September 30, 2006 Balance   RMB   358,649,407    RMB     1,858,905   RMB   360,508,312
                                 =============        =============       =============

September 30, 2006 Balance   USD    45,405,015    USD       235,336   USD    45,640,351
                                 =============        =============       =============

The dividends paid to Tianshi International had been used to invest in Tiens Yihai, as described in note 8, and loaned to Tianyuan Capital in the amount of $4,400,000 in January 2006. This loan was paid back in September 2006, along with accrued interest. Biological declared dividends in April 2006 for a total of RMB 303,765,280 and dividends of RMB 12,474,455 and RMB 58,894,151 have been paid to Tianshi International and the minority shareholder, respectively.

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

(c) whether Tianshi Biological Engineering Co. Ltd., the entity to which we sell all of our products in China, is granted a direct selling license by the Chinese government;

(d) whether Chinese central government policies may adversely affect the direction, outcome and/or completion date of the Tiens Yihai Co., Ltd. project;

(e) whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities;

(f) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and

(g) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources."

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

In April 2004, Tianshi International entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co., Ltd., a Chinese-Foreign Equity Joint Venture ("Tiens Yihai"). Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility which would also produce our nutrition supplement, home care, and personal care products. As of September 30, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

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

REVENUE RECOGNITION

We recognize revenue from sales by distributors in China, net of sales commissions and taxes, when the related Chinese distributor recognizes sales of our products to unaffiliated third parties. We recognize revenue from international (non-Chinese) sales to both affiliated and unaffiliated third parties, net of commissions and taxes, when goods are shipped and cleared by the international customs department. As of September 30, 2006, Tianshi Engineering, an affiliated company, continued to own all of the related party distributors which sell our products in China.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2005

                                              Three months                                  Nine months
                                           ended September 30,                          ended September 30,
                                      ------------------------------               ------------------------------
                                          2006             2005          Change         2006            2005          Change
                                      -------------    -------------     ------    -------------    -------------     ------
Revenue-related party                 $  19,187,748    $  19,126,809        0.3%   $  50,203,306    $  50,730,467       -1.0%
Cost of sales                         $   5,066,051    $   4,954,198        2.3%   $  13,714,739    $  12,609,428        8.8%
Gross profit                          $  14,121,697    $  14,172,611       -0.4%   $  36,488,567    $  38,121,039       -4.3%
Selling, general and
 administrative expense               $   2,803,859    $   2,795,414        0.3%   $   8,641,512    $   7,894,965        9.5%
Other income (expense), net           $     164,104    $    (126,969)         -    $     127,458    $    (814,133)         -
Provision for income taxes            $     878,931    $     869,769        1.1%   $   2,188,491    $   2,315,214       -5.5%
Minority interest                     $   2,167,747    $   2,175,715       -0.4%   $   5,396,570    $   5,691,784       -5.2%
Net income                            $   8,435,264    $   8,204,744        2.8%   $  20,389,452    $  21,404,943       -4.7%
Gross profit margin                            73.6%            74.1%      -0.5%            72.7%            75.1%      -2.4%
Selling, general and administrative
 expense as a percentage of sales              14.6%            14.6%         0%            17.2%            15.6%       1.6%
Net profit margin                              44.0%            42.9%       1.1%            40.6%            42.2%      -1.6%

REVENUE. For the three months ended September 30, 2006, revenue was nearly constant at $19.2 million compared to $19.1 million for the same period in 2005. For the nine months ended September 30, 2006, revenue was $50.2 million compared to $50.7 million for the same period in 2005, a decrease of 1.0%.

The breakdown of revenue between Chinese and international sales is as follows.

                                              Three months                                  Nine months
                                           ended September 30,                          ended September 30,
                                      ------------------------------               ------------------------------
                                          2006             2005          Change         2006            2005          Change
                                      -------------    -------------     ------    -------------    -------------     ------
China                                 $   7,240,485    $   9,181,333      -21.1%   $  20,281,510    $  27,494,733      -26.2%
International                         $  11,947,263    $   9,945,476       20.1%   $  29,921,796    $  23,235,734       28.8%
                                      -------------    -------------               -------------    -------------
Total                                 $  19,187,748    $  19,126,809        0.3%   $  50,203,306    $  50,730,467       -1.0%

For the three months ended September 30, 2006, revenues in China were $7.2 million, a decrease of 21.1% compared to the same period in 2005. For the nine months ended September 30, 2006, revenues in China were $20.3 million, a decrease of 26.2% compared to the same period in 2005. At the beginning of 2006, we began selling semi-finished products to Tianshi Engineering. In order to qualify for a direct selling license in China, Tianshi Engineering, our related party customer in China, is required to produce a part of the products that it sells in China. As a result, in 2006, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. These semi-finished products have a lower sales price than the finished products we had previously sold to Tianshi Engineering.

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

For the three months ended September 30, 2006, international revenues were $11.9 million, an increase of 20.1% compared to the same period in 2005. For the nine months ended September 30, 2006, international revenues were $29.9 million, an increase of 28.8% compared to the same period in 2005. The increase in international sales for the nine months ended September 30, 2006 was mainly due to a significant sales increase in Indonesia, as well as strong revenue growth in Nigeria, South Africa, Ghana, Kazakstan, Uzbekistan, Congo, Kenya, Hungary and Uganda.

COST OF SALES. Cost of sales for the three months ended September 30, 2006 increased to $5.1 million, or by 2.3%, compared to $5.0 million for the same period in 2005. For the nine months ended September 30, 2006, cost of sales was $13.7 million compared to $12.6 million for the same period in 2005, an increase of 8.8%. In order to improve the quality of our products, during 2006 we have introduced some new manufacturing procedures and stricter quality control testing than previously, which added to our manufacturing costs. However, we believe that once our production team becomes more familiar with the new production procedures, the manufacturing costs of our products will decrease.

GROSS PROFIT. Gross profit remained constant at $14.1 million for the three months ended September 30, 2006 compared to $14.2 million for the same period in 2005. For the nine months ended September 30, 2006, gross profit was $36.5 million compared to $38.1 million for the same period in 2005, a decrease of 4.3%. The gross profit margins for the three months ended September 30, 2006 was 73.6% compared to 74.1% for the same period in 2005 and 72.7% for the nine months ended September 30, 2006 compared to 75.1% for the same period in 2005.

The decrease in our margins was primarily due to the lower margin on our semi-finished products that we sell to Tianshi Engineering compared to our finished goods, as well as the added manufacturing costs on our goods due to new manufacturing procedures, as discussed in cost of sales above. Because sales in our Chinese market have decreased, the average fixed cost per unit is comparatively higher than in 2005.

If Tianshi Engineering receives a direct selling license from the Chinese government, all existing and newly developed products that we sell to Tianshi Engineering will be required to be sold in a semi-finished state in order to comply with Tianshi Engineering's qualification for, and maintenance of, a direct selling license in China.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses was $2.8 million for both the three months ended September 30, 2006 and for the same period in 2005. For the nine months ended September 30, 2006, selling, general and administrative expense was $8.6 million compared to $7.9 million for the same period in 2005, an increase of 9.5%. The increase was primarily due to an increase in the number of employees and in the level of salaries, and to a lesser extent, an increase in research and development expenses. These increases have been made to support growth of our international sales. These increases have also been made in anticipation of Tianshi Engineering receiving a direct selling license in China and the related increase in our sales and marketing efforts which management believes will follow. The selling and administrative expenses as a percentage of sales was 14.6% for both the three months ended September 30, 2006 and for the same period in 2005 and increased to 17.2% for the nine months ended September 30, 2006, from 15.6% for the same period in 2005.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $0.2 million of income for the three months ended September 30, 2006, compared to $0.1 million of expense for the same period in 2005. For the nine months ended September 30, 2006, other income (expense), net was $0.1 million of income compared to $0.8 million of expense for the same period in 2005. During the first quarter of 2005, we incurred a one-time expense of $339,299 for additional taxes and penalties paid by us to the Chinese government related to a VAT examination by the local government. Other income derived mainly from us testing other company's products and from investment and interest income.

PROVISION FOR INCOME TAXES. Provision for income taxes was $0.9 million for both the three months ended September 30, 2006 and for the same period in 2005. For the nine months ended September 30, 2006, provision for income taxes was $2.2 million compared to $2.3 million for the same period in 2005. From January 1, 2005 through December 31, 2007, Biological is subject to income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate.

NET INCOME. As a result of the foregoing factors, net income for the three months ended September 30, 2006 was $8.4 million, an increase of 2.8% compared to $8.2 million for the same period in 2005. Net income for the nine months ended September 30, 2006 was $20.4 million compared to $21.4 million for the same period in 2005, a decrease of 4.7%.

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

                                                September 30, 2006   December 31, 2005
                                                ------------------   ------------------
Accounts receivable, trade - related parties,
 net of allowance for doubtful accounts of
 $211,255 and $206,916 as of September 30,
 2006 and December 31, 2005, respectively       $       11,989,706   $        2,165,958
Other receivables - related parties             $        3,306,690   $        3,281,081
Loans receivable - related parties              $       25,320,000   $                0
Advances from customers - related parties       $        1,531,406   $        2,077,130
Other payables - related parties                $          534,846   $        1,816,534

ACCOUNTS RECEIVABLE, TRADE - RELATED PARTIES. Accounts receivable, trade - related parties increased by $9.8 million for the nine months ended September 30, 2006. We believe that the Chinese market has great potential. In order to increase its market share of the Chinese market, Tianshi Engineering has been spending on sales and marketing in China, such as advertising on Chinese television. To support these efforts by Tianshi Engineering, we extended the date to collect payment for our sales to Tianshi Engineering. We continued to collect a portion of the accounts receivable from Tianshi Engineering during the third quarter of 2006.

OTHER RECEIVABLES - RELATED PARTIES. We were owed $3.3 million as of September 30, 2006 and December 31, 2005, classified as other receivables from related parties. These receivables are generated from our various cash advances and the allocation of administrative and operating costs incurred with related parties.

LOANS RECEIVABLE - RELATED PARTIES. Loans receivable to related parties were $25.3 million and $0 as of September 30, 2006 and December 31, 2005, respectively. On January 1, 2006, Biological loaned RMB 200,000,000 ($25.3 million) to Tianshi Engineering, which was due on June 30, 2006. The loan was non-interest bearing, and the purpose of the loan was to enable Tianshi Engineering to increase its sales and marketing efforts in the Chinese Market. We sell our products exclusively through Tianshi Engineering in China. On June 29, 2006, Biological extended the loan to December 31, 2006. If Engineering is not able to repay the loan by the end of its term on December 31, 2006, then we will review our options to extend the loan on different terms, including the accrual interest. In such case, we will balance our cash needs versus the importance of Tianshi Engineering continuing to develop the Chinese market in anticipation of receiving a direct selling license.

On January 23, 2006, the Company entered into a short-term finance agreement with Tianyuan Capital to provide short-term finance in the principal amount of $4,400,000. The short-term finance bore an interest rate of London Inter-Bank Offer Rate minus five basis points. Both the principal and interest of $151,597 were paid back on September 26, 2006.

Advances from customers - related parties. Advances from related party customers were $1.5 million as of September 30, 2006 compared to $2.1 as of December 31, 2005. Advances from customers reflect the prepayment by certain of our customers to insure that they can continue to obtain enough of our products to meet their demand. The decrease reflects a decrease in advances from Tianshi Engineering resulting from a decrease in sales in China.

Other payable - related parties. Other payables due to related parties as of September 30, 2006 and December 31, 2005, were $0.5 million and $1.8 million, respectively. These amounts arose from various operational transactions incurred with related parties.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $17.8 million for the nine months ended September 30, 2006, compared to $16.2 million for the same period in 2005. Net cash used in investing activities as of September 30, 2006 increased to $29.4 million compared to $5.3 million for the same period in 2005. This was mainly due to the loan of $25.3 million to Tianshi Engineering.

Net cash used in financing activities was $8.4 million for the nine months ended September 30, 2006, compared to $0.2 million in the same period for 2005. For the nine months ended September 30, 2006, we paid a dividend of $7.3 million to the minority shareholder of Biological and paid the first installment of $1.1 million back to Tianyuan on its $10.65 million loan to us.

As of September 30, 2006 and December 31, 2005, we had cash of $58.8 million and $77.5 million, respectively, a decrease of $18.8 million. This decrease is primarily due to the loans of $25.3 million to Tiens Engineering and the payment of a $7.3 million dividend to a minority shareholder. In addition, our accounts receivable-trade related party increased by $9.8 million for the nine months ended September 30, 2006. Approximately 70% of the cash was held in the bank account of Biological, 19% in the bank account of Tiens Yihai, and 11% in the bank account of Tianshi International.

Inventories were $6.9 million and $7.5 million as of September 30, 2006 and December 31, 2005, respectively. The amount of raw materials, work-in-progress and finished goods decreased by $644,394. The primary reason for this decrease is that the amount of inventory, including raw materials and finished goods, stored at the end of 2005 was relatively large because we took advantage of volume discounts on raw materials and this inventory has been used during 2006 In addition, Biological started selling semi-finished good to Engineering at the beginning of 2006. Therefore, the number of finished products in inventory decreased. We currently produce semi-finished products on order from Tiens Engineering and do not maintain inventories of semi-finished products.

Accounts payable was $4.1 million and $2.7 million as of September 30, 2006 and December 31, 2005, respectively. The increase in accounts payable was primarily due to the lengthening of the credit term given by our suppliers.

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

UNCERTAINTY IN THE DEVELOPMENT OF DIRECT SELLING REGULATIONS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS IN CHINA.

Because of the Chinese government's significant concerns about direct selling practices, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. This scrutiny has increased following adoption of the new direct selling regulations in 2005. The regulatory environment in China with regards to direct selling is evolving, and officials in the Chinese government often exercise significant discretion in deciding how to interpret and apply applicable regulations. In the past, the government has taken significant actions against companies that the government found were engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

The direct selling regulations require Tianshi Engineering, our affiliate that sells our products in China, to apply for approval to conduct direct selling in China. Some of our competitors in China have recently been granted direct selling licenses. There can be no assurance that Tianshi Engineering will be able to obtain such license. Additionally, although certain regulations have been published, others are pending, and there is uncertainty regarding the interpretation and enforcement of such regulations.

OUR PRODUCTS ARE SUBJECT TO REGULATION AS NUTRITIONAL SUPPLEMENT PRODUCTS AND OTHER RISKS IN MARKETS OUTSIDE CHINA

Nutrition supplement products are subject to regulations that vary by country. Obtaining approval to sell nutrition supplement products internationally involves complexities of dealing with a variety of governmental regulations. We have limited experience in dealing with the specific regulations that may be required to sell our products in certain international markets, which could delay our ability to obtain relevant regulatory approval for our products in these markets. In addition, our product sales in other countries are subject in varying degrees to product regulatory regimes and direct marketing or distribution regulations. Although currently these aspects are handled by our affiliated distributors in the relevant jurisdictions, there can be no assurance that our company and our affiliates and distributors will not be adversely affected by compliance issues or changes in applicable laws and regulations in relevant jurisdictions. Complying with these widely varying and sometimes inconsistent regulations can be difficult and require the devotion of significant resources. If our affiliated customers are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline.

DUE TO CHINESE CENTRAL GOVERNMENT POLICIES, WE MAY NOT BE ABLE TO COMPLETE DEVELOPMENT OF OUR YIHAI DEVELOPMENT FACILITY

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

ITEM 6. EXHIBITS

Exhibit No.    Description
-----------    -----------------------------------------------------------------
   31.1        Certification of the Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     Date: November 14, 2006

                                           /s/ Jinyuan LI
                                           -------------------------------------
                                           Jinyuan Li
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

     Date: November 14, 2006

                                           /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Accounting Officer)