Form 10-K
period 2006-12-31
TIENS BIOTECH GROUP USA INC
filed 2007-03-29
CIK 1168556

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to___________

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

                                 Yes [ ] No [X]

Based upon the closing sale price of $4.28 per share of Common Stock on the American Stock Exchange on June 30, 2006, the aggregate market value of the 3,503,586 voting stock held by non-affiliates of the Registrant was approximately $14,995,348.

There were 71,333,586 shares of the Company's common stock outstanding on March 26, 2007.

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

AVAILABILITY OF SEC FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read and copy these materials at the Securities and Exchange Commission's ("SEC") Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company's reports filed with the SEC, free of charge, on our website at http://www.tiens-bio.com.

                                     PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States Dollars and references to "RMB" are to Chinese Renminbi (RMB). References to "we", "us", "our", the "Company" or "Tiens USA" include Tiens Biotech Group (USA), Inc. and its subsidiaries.

OVERVIEW

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Our operations are conducted from our headquarters in Tianjin, People's Republic of China ("China" or the "PRC") through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co. Ltd. ("Biological"). We sell our products to affiliated companies in China and in 63 countries internationally.

CORPORATE HISTORY AND ORGANIZATION

Our Company was incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. On February 11, 2002, in connection with a change in control transaction, MIA Acquisition Corp changed its name to Strategika, Inc. From 2000 until the reorganization described below, our Company had only nominal assets and liabilities and was a development stage company attempting to provide network security services to companies.

Pursuant to an Agreement and Plan of Reorganization, dated August 22, 2003, among our Company, Tianshi International Holdings Group Ltd., a British Virgin Islands company ("Tianshi International"), and Jinyuan Li, Wenjun Jiao and Yupeng Yan, all Chinese Nationals who were stockholders of Tianshi International, on September 9, 2003, our Company received from the Tianshi International stockholders all of the issued and outstanding common stock of Tianshi International in exchange for the issuance by our Company of 68,495,000 shares of our common stock to the Tianshi International stockholders, representing 95% of the issued and outstanding common stock of our Company at such time, after giving effect to the issuance.

We own 100% of Tianshi International. On June 18, 2003, Tianshi International acquired 80% of Biological's outstanding shares from Tianshi Hong Kong International Development Co., Ltd., which is 100% owned by our Chairman, Chief Executive Officer and President, Jinyuan Li. Biological is a Chinese-foreign equity joint venture company established under Chinese laws on March 27, 1998, subject to the Law on Sino Foreign Equity Joint Ventures.

Tianjin Tianshi Pharmaceuticals Co., Ltd. ("Tianshi Pharmaceuticals"), a Chinese company, owns the remaining 20% of Biological. Tianjin Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"), a Chinese company, and 7.29% owned by Mr. Li's daughter, Baolan Li. Tianshi Group is 90% owned by Jinyuan Li and 10% owned by Baolan Li. Tianshi Group also owns 51% of Tianjin Tianshi Biological Engineering Co. Ltd. ("Tianshi Engineering"), the entity to which we sell all of our products for consumption in China. Baolan Li owns the remaining 49% of Tianshi Engineering.

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

PRODUCTS AND MANUFACTURING

We have developed and produce 35 nutrition supplement products, which include wellness products and dietary supplements, and 25 personal care products, which include skin care products and personal washing products.

Each of our wellness products includes at least one health function and has been issued a Certificate of Domestic Wellness Product by the State Food and Drug Administration (SFDA). This SFDA certificate is required for the production and sale of wellness products in China. Dietary supplements, which do not include any health functions and are considered to be "ordinary food", do not require an SFDA certificate. Each of our products has been issued a Product Standard Code by the Bureau of Technical Supervision,

We have put a great emphasis on product quality assurance. In 2002, we were awarded a Quality System Certificate for compliance with the standard "ISO9001:
2000" in the area of Design and Development, Production and Service of Food and Health Care Food in China. In addition, many of our products have received a certificate for Hazard Analysis Critical Control Point ("HACCP"). HACCP identifies and assesses hazards and risk associated with the manufacture, distribution and use of food-handling establishments.

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

                               WELLNESS PRODUCTS*
                               -----------------

                     PRODUCT                                           MAIN INGREDIENTS
--------------------------------------------------    --------------------------------------------------
Tianshi Nutrient Super Calcium Powder (a) (b)         Zymolytic bone calcium powder, oligosaccharide,
                                                      de-fatted milk powder, VA, VD, VC, iron
Tianshi Super Calcium Powder with Metabolic           Zymolytic bone calcium powder,oligosaccharide,
Factors (a) (b)                                       pumpkin powder, VA, VD, VB1, VB2
Tianshi Super Calcium Powder for Children (a) (b)     Zymolytic bone calcium powder, VA, VD, VC, taurine,
                                                      zinc, iron
Tianshi Super Calcium Capsules with                   Zymolytic bone calcium powder, lecithin, taurine,
Lecithin (a) (b)                                      VB1, VB12, VC, b-cyclodextrin
Tianshi ThroatCare Granules (b)                       Radix ophiopogonis, Fructus canarli, honeysuckle,
                                                      ebony, haw powder, mint, liquorice
Tianshi Grape Extract Capsules (a) (b)                Grape seed extract, starch
Tianshi Slimming Tea (a) (b)                          Folium nelumbinis, semen cassiae, oolong tea,
                                                      rhizoma alismatis, folium llicis latifoliae,
                                                      radixet rhizoma rhei, pericarpium citri
                                                      reticulatae
Tianshi Spirulina Tablets (b)                         Dried spirulina powder
Tianshi Spirulina Capsules (a) (b)                    Dried spirulina powder
Tianshi Cell Rejuvenation Capsules (a) (b)            Carrot powder, heba gynostemma pentapyllum, tea
                                                      polyphenol, VC
Tianshi Zinc Capsules (a) (b)                         Zinc lactate, glucose, egg protein powder
Tianshi Cordyceps Capsules (a) (b)                    Cordyceps mycelium powder
Tianshi Chitosan Capsules (a) (b)                     Chitosan
Tianshi Sweet Dreams Granules (a) (b)                 Fructus crataegi, fructus lycii, poria, starch,
                                                      aspartame, melatonin
Tianshi Vitality  Softgels (a) (b)                    Wheat plumule oil, lecithin, b-carotene
Tianshi Metabolic Balance Capsules (a) (b)            Radix salviae miltiorrhizae, radix polygoni
                                                      multiflori, fructus crataegi
Tianshi Lipid Metabolic Management Tea (a) (b)        Herba gynostemma pentaphyllum,folium nelumbinis,
                                                      radix polygoni mutiflori, green tea, semen cassiae

                          DIETARY SUPPLEMENT PRODUCTS*
                          ---------------------------

                     PRODUCTS                                          MAIN INGREDIENTS
--------------------------------------------------    --------------------------------------------------
Tianshi Super Calcium Milk Powder (a) (b)             Whole milk powder, Zymolytic bone calcium powder,
                                                      non-dairy creamer, aspartame, multi-vitamins
Tianshi Double-cellulose Tablets (a) (b)              Polydextrose, haw powder, hydroxypropyl cellulose,
                                                      maize cellulose, gelatin, magnesium stearate
                                                      aspartame (phenylalanine)
Tianshi Lycopene Tablets (a) (b)                      Natural tomato power, lactose, starch, calcium
                                                      carbonate, micro-crystal cellulose, malt dextrin,
                                                      carboxymethyl amylo-sodium, magnesium stearate
Tianshi Sea Buckthorn Oil Softgels (a) (b)            Sea buckthorn oil
Tianshi Pine Pollen Powder Capsules                   Natural pine pollen powder, povidone
Tianshi Protein Powder (b)                            Soybean separating protein, whey protein, soybean
                                                      phospholipids
Tianshi Eel Oil  Capsules (a)                         Eel oil
Tianshi Multi-Vit-Mine Coffee(b)                      Instant Coffee Powder, Non-dairy Creamer,
                                                      De-fatted Milk Powder, Cocoa Powder, Milk and Egg
                                                      Yolk Powder, Vitamins, Minerals and Aspartame
Tianshi Gourmet Powder with Super Calcium (b)         Monosodium glutamate, 1+G Zymolytic bone calcium
                                                      powder
Tianshi Effervescent Vitamin C Tablets                Citric acid, sodium bicarbonate, malt dextrin,
                                                      orange powder, VC, aspartame
Tianshi Garlic Tablets                                Natural garlic, powder, lactose, starch, calcium
                                                      carbonate, micro-crystal cellulose, malt dextrin,
                                                      carboxymethl amylo-sodium, magnesium stearate
Tianshi FOS Syrup                                     Fructooligosaccharide syrup
Tianshi Tibet-Garlic Capsules                         Tibet-Garlic, Yellow Mountain chrysanthemum, Yam
Tianshi Breast Beauty Capsules                        Active collagen peptide, Extract of root of kudzu
                                                      vine, Extract of dandelion
Tianshi Hemp Seed Oil Softgels                        Hemp seeds oil, Gelatin
Tianshi Fresh Breath Spray                            Honeysuckle extract, taraxacum extract,
                                                      anti-bacteria peptide and menthol
Tianshi Sea Cucumber Capsules                         natural sea cucumber
Tianshi Snak-powder Capsules                          Agkistrodon halys powder, Zaocys dhumnades powder,
                                                      coix seed extracts, peach kernel extracts

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

We have 25 products in our personal care product series. We group these products into two categories:

o Skin Care Products, which includes Moisturizing Cleaning Foam and Moisturizing Softener.

o Personal Washing Products, which includes Tianshi Child Care Body Wash and Tianshi Spirulina Body Wash.

TRADEMARKS AND PATENTS

We consider the "Tiens" logo important to our business and have registered our products under the logo "Tiens" with the State Administration of Industry and Commerce in China. The registration is valid for a period of ten years from May 21, 2002 and can be renewed for further ten-year periods multiple times.

We have conducted extensive research and developed Tianshi Super Calcium Powder with Metabolic Factors and Tianshi Super Calcium Powder for Children, which have each been awarded a patent from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0. These two patents are effective for 20 years, commencing on January 13, 2001.

SUPPLIERS

We have established long-term relationships with most of our suppliers. We believe that the raw materials required for manufacturing our products are relatively easy to find and alternative suppliers are convenient to locate. Our current major suppliers, all of whom are based in China, include:

                     SUPPLIER                                     PRODUCT
--------------------------------------------------    -------------------------------
Wuxi Changjiang Capsule Co., Ltd                      Capsules
Hangzhou Xueyu Biological Technology Co., Ltd.        Cordyceps Powder
Beijing Xinglong Extratio Co., Ltd                    Seabuckthorn Oil, Wheatgerm Oil
Fanya Dairy Product (Shanghai) Co., Ltd.              Whole & Skimmed Milk Powder
Beijing Yinhelu Co., Ltd.                             Skimmed Milk Powder
Anguo City Jinmu Chinese Herbs Co., Ltd.              Chinese Herbs
Tianjin Jianfeng Natural Production R&D Co., Ltd.     Grape Seeds Extract
Suzhou Capsule Co., Ltd.                              Capsules
Zhejiang Wanfeng Group Pharmaceutical Co. Ltd.        Cordyceps Powder
Shanghai Youpin Biological Chemical Co., Ltd.         Cordyceps Powder

RESEARCH AND DEVELOPMENT

We incurred research and development expenses of $1.0 million, $0.6 million and $0.2 million in 2006, 2005 and 2004 respectively. As of December 31, 2006, we employed 79 staff members in research and development, and we anticipate hiring an additional 15 research and development employees in 2007.

MARKETING AND DISTRIBUTION

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Our strategy in China is to expand our market share through opening additional branches, chain stores, and Chinese affiliated companies of Tianshi Engineering. Tianshi Engineering established five new branches in China during 2006, for a total of 111 branches. Prior to 2006, Biological sold all of its products to Tianshi Engineering as finished products at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi International, and we believe that it is a reasonable sales price for us to receive. Tianshi Engineering then sells the products to purchasers through individual distributors in its representative offices or through its affiliates. Through this process, the commission to those individual distributors is 52% of the Chinese market price; while the representative offices or affiliates incur 3-6% of the Chinese market price as their operation expenses and Tianshi Engineering retains 17-20% as expenses and profits. This is summarized as follows:

Biological (Costs, expenses and profit)                              25%
Tianshi Engineering (expenses and profit)                         17-20%
Tianshi Engineering's Representative Offices or Affiliates          3-6%
Individual Distributors' Commission                                  52%
                                                            -----------
Chinese Market Price                                                100%

During 2006, we applied the same pricing formula to our finished products which were sold to Tianshi Engineering from our inventory. At the beginning of 2006, we also began selling semi-finished products to Tianshi Engineering. In order to qualify for a direct selling license in China, Tianshi Engineering is required to produce a part of the products that it sells in China. As a result, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, this percentage varied during the year. This 75% figure was negotiated between the parties, and we believe that it is reasonable. The goal of this new pricing policy was to try to maintain the Company's gross margins on semi-finished goods at a similar level to historical gross margins for finished goods.

Internationally, our strategy is to develop a strong direct sales force through our international affiliated companies. Currently the United States is not a significant part of our business. We sell our products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. We sell to affiliated companies located in 63 countries, including Indonesia, Russia, Ukraine, Nigeria, South Africa, Kazakhstan, Peru, Greece, Kenya and Vietnam.

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

For the year ended December 31, 2006, all of our sales were to related parties. Sales revenue generated from sales in China to Tianshi Engineering contributed approximately 40.5% of our total revenues.

COMPETITION

Our main competitors are direct sales companies, such as Amway, Avon, Mary Kay, Nu Skin, Herbalife, SunRider, Unicity Network, FLP and Morinda. Some of these competitors have been granted a direct selling business license in China pursuant to China's recent regulations governing direct selling. The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China. Tianshi Engineering has made an application for, but has not yet received, a direct selling license in China.

TIENS YIHAI

In April 2004, Tianshi International entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai. Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility, which would also produce our nutrition supplement, home care, and personal care products. In October 2004, the Company paid a deposit of $3.6 million to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, "Local Government") for acquiring the land use right of 1,600 mu (263 acres) located in Shanghai. However, in 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were awaiting further decisions by state and local government.

On November 10, 2006, Tiens International and the Local Government entered into a supplemental agreement pursuant to which the parties have agreed to the acquisition by Tiens Yihai of a reduced 486 mu (80 acres) parcel of land. The remaining 1,114 mu (184 acres) may not be available for purchase in the future. Therefore, the Local Government has agreed to refund to us $1.6 million of the original $3.6 million deposit when we receive a construction license for the development.

In order to proceed with the purchase of the property by Tiens Yihai, Tianshi International is required to provide a loan of $6.4 million to the Local Government for relocation costs for people living on the property. The $6.4 million loan is to be funded in two installments:

o    The first installment of $3.2 million was paid on November 27, 2006.

o The second installment of $3.2 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tianshi International to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of $6.4 million. There is currently no guarantee or written contract requiring the Local Government to transfer the property to Tiens Yihai. If Tiens Yihai is not able to acquire the property, it is not clear whether the initial loan of $3.2 million will be refunded to Tianshi International. Presently, we are unable to forecast the direction, outcome and/or completion date of the Yihai Project. As of December 31, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

REGULATORY FRAMEWORK

PRODUCT REGULATION

The central governing authority in China for wellness products is the SFDA, which is under the jurisdiction of the State Council. SFDA issues administrative rules. Provincial, city and town authorities implement the rules of the SFDA. Other than the SFDA, other ministries and administrations also have certain responsibility for the management of wellness or nutrition supplement products, such as the State Administration for Industry and Commerce.

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

SALES AND MARKETING REGULATIONS

In most countries, sales of our products are usually considered under the categories of general commodities, which do not require specific permits and are not subject to the strict regulations applied to drugs and medicine. In some countries, direct selling (or multi-level marketing) is highly regulated or prohibited. Since we sell our products to our affiliated companies for sale internationally, the local approval issues with respect to sales and distribution are addressed by our affiliates.

In China, we are aiming to expand our market share through the branches, chain stores, and affiliated companies of Tianshi Engineering, our affiliate who sells our products in China. Because direct selling was only recently authorized in China, the regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals have been interpreted differently by different governmental authorities. The direct selling regulations require Tianshi Engineering to apply for approval to conduct a direct selling enterprise in China.

Tianshi Engineering has applied for a direct selling license in a number of provinces and must obtain a series of approvals from the Departments of Commerce in such provinces, as well as the Departments of Commerce in each city and district in which we plan to operate. Tianshi Engineering is also required to obtain the approval of the State Ministry of Commerce, which is the national government authority overseeing direct selling.

Tianshi Engineering has found that it is taking more time than anticipated to work through the approval process with the Chinese authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. A delay in obtaining approvals at one level can delay its ability to obtain approvals at the next level. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in China makes it difficult to predict a timeline for obtaining these approvals. Until the application is approved, Tianshi Engineering will continue to sell our products through its branches and chain stores in China.

ENVIRONMENTAL COMPLIANCE

We are subject to China's National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our manufacturing operations are in material compliance with all applicable environmental laws.

EMPLOYEES

As of December 31, 2006, we had 1,342 employees. We believe that our relations with our employees are satisfactory.

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

OUR NEWLY DEVELOPED PRODUCTS MAY NOT BE COMPATIBLE WITH MARKET NEEDS.

Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Because markets for nutrition supplement products differentiate geographically, we must accurately assess demand in each specific market into which we wish to make sales. If we fail to accurately assess consumer health needs in each market we target, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and revenue.

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

If we fail to do any of the above or we focus on technologies that do not lead to more effective products, our current and future products could be surpassed by more effective or advanced products of others.

OUR PRODUCTS MAY BE COPIED BY OUR COMPETITORS.

In general, we rely on trade secrets to protect our intellectual property. We have been issued patents from the State Intellectual Properties Office in China for two of our products: Tianshi Super Calcium Powder with Metabolic Factors and Tianshi Super Calcium Powder for Children. These two patents are effective for 20 years, which commenced on January 13, 2001. If we fail to adequately protect our intellectual property and trade secrets, our competitors may copy our products, which could hurt our business.

OUR MANUFACTURING PROCESS IS SUBJECT TO RISKS

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

WE HAVE LIMITED CONTROL OVER THE ACTIVITIES OF OUR DISTRIBUTORS.

We place significant reliance on a network of affiliates to act as our primary sales force. Although a majority of our affiliated companies are controlled in whole or part by Jinyuan Li, our Chairman, Chief Executive Officer and President, such affiliates are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion. The distributors are dedicated more to establishing their own reputations and business relationships than to promoting our products. The simultaneous loss of a number of these distributors could have a material adverse effect on our business, financial condition, and results of operations.

WE HAVE ONLY RECENTLY BECOME PROFITABLE.

We began operating in July 1998, and incurred losses until 2002. Although we have been profitable due to increases in sales since 2003, this relatively short history of profitability may not be adequate to fully assess our ability to achieve market acceptance of our products or our ability to respond to competition and continue this level of performances. Therefore, we can give no assurance that we will maintain profitability in the long run.

WE CONDUCT OUR BUSINESS WITH RELATED PARTIES, AND YOUR INVESTMENT MAY BE SUBJECT TO CONFLICT OF INTEREST AND SELF-DEALING RISKS.

Due to the inter-related ownership and business dealings among us and our affiliates, there are conflict of interest and self-dealing risks and increased potential for manipulation of financial results. We have affiliated companies or business entities that are owned by Jinyuan Li and his immediate family members (mostly his daughter Baolan Li). Although all affiliated companies and business entities were established so that they are legally and financially independent, except for the common ownership, they are centrally administrated by Tianshi Group. The decisions of Tianshi Group could materially affect the operation of our business, which could be adverse to our investors.

We sell all of our products for resale in China to Tianshi Engineering. As both we and Tianshi Engineering are majority owned by Jinyuan Li, even given consideration to the internal price transferring policies set among the related parties, these internal policies could be faulty or might not be strictly followed. We are currently establishing a system to try to ensure the independence of our operations and financial controls. However, there can be no assurance that the systems and controls can be effectively designed.

WE FACE RISKS DUE TO OUR RELIANCE ON SALES IN INTERNATIONAL MARKETS.

Our future success will depend in part on the continued expansion of international sales. Such international operations expose us to certain risks, including but not limited to; a need for export licenses; unexpected regulatory requirements; tariffs and other potential trade barriers and restrictions; political, legal and economic instability in foreign markets; longer account receivable cycles; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; limited protection of our intellectual property rights in some countries; dependence on local distributors; and potential disruptions in sales due to military or terrorist acts. Any or a combination of these risks could result in a material adverse effect on our business, financial condition or results of operations.

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

THE DISTRIBUTION OF OUR PRODUCTS IS SUBJECT TO REGULATION OUTSIDE CHINA.

Products distributed outside China are subject to government regulations of different jurisdictions, which could be stricter than in China. In some developed countries, the government regulations for product approval could be stricter than in China, while in developing countries, government regulation could be uncertain. Our products could take a significantly longer time than we expect to gain regulatory approval or may never gain approval in certain countries, which could limit our ability to promote, sell and distribute products. In addition, in terms of our marketing approach, multi-level marketing may also be prohibited in some countries. As such, our sales may be adversely affected if such approval cannot be obtained in certain jurisdictions.

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

UNCERTAINTY IN THE DEVELOPMENT OF DIRECT SELLING REGULATIONS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS IN CHINA.

Substantially all of our assets are located in China, and approximately 50%, 56% and 40.5% of our revenues in 2004, 2005 and 2006, respectively, derive from our operations in China. Accordingly, our operations are subject, to a significant degree, to Chinese law. In China, we are aiming to expand our market share through the branches, chain stores, and affiliated companies of Tianshi Engineering, our affiliate who sells our products in China. Because direct selling was only recently authorized in China, the regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals have been interpreted differently by different governmental authorities. The direct selling regulations require Tianshi Engineering to apply for approval to conduct a direct selling enterprise in China.

Tianshi Engineering has applied for a direct selling license in a number of provinces and must obtain a series of approvals from the Departments of Commerce in such provinces, as well as the Departments of Commerce in each city and district in which we plan to operate. Tianshi Engineering is also required to obtain the approval of the State Ministry of Commerce, which is the national government authority overseeing direct selling.

Tianshi Engineering has found that it is taking more time than anticipated to work through the approval process with the Chinese authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. A delay in obtaining approvals at one level can delay our ability to obtain approvals at the next level. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in China makes it difficult to predict a timeline for obtaining these approvals. If Tianshi Engineering does not receive a direct selling license in China, then its ability to compete against its competitors who have received such a license may be hurt. As a result, Tianshi Engineering may lose distributors who find a competitor's direct selling business and compensation model more attractive. This could materially decrease the revenues that we receive from sales by Tianshi Engineering in China.

DUE TO CHINESE CENTRAL GOVERNMENT POLICIES, WE MAY NOT BE ABLE TO COMPLETE DEVELOPMENT OF OUR TIENS YIHAI RESEARCH AND DEVELOPMENT FACILITY.

In 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were awaiting further decisions by state and local government.

On November 10, 2006, Tiens International and the Local Government entered into a supplemental agreement pursuant to which the parties have agreed to the acquisition by Tiens Yihai of a reduced 486 mu (80 acres) parcel of land. In order to proceed with the purchase of the property by Tiens Yihai, Tianshi International is required to provide a loan of $6.4 million to the Local Government for relocation costs for people living on the property. The $6.4 million loan is to be funded in two installments:

o    The first installment of $3.2 million was paid on November 27, 2006.

o The second installment of $3.2 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tianshi International to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of $6.4 million. There is currently no guarantee or written contract requiring the Local Government to transfer the property to Tiens Yihai. If Tiens Yihai is not able to acquire the property, it is not clear whether the initial loan of $3.2 million will be refunded to Tianshi International. Presently, we are unable to forecast the direction, outcome and/or completion date of the Yihai Project. As of December 31, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

If we are unable to receive the necessary additional construction approvals from the Local Government for the Tiens Yihai Research and Development Facility, we may be required to seek alternative sites for a new research and development facility. This could delay the development of new products and materially adversely affect our financial condition.

THE LEGAL AUTHORITIES IN CHINA ARE IN THE PROCESS OF EVALUATING HERETOFORE TAX AND FEE BENEFITS PROVIDED TO FOREIGN INVESTORS AND COMPANIES TO ENCOURAGE DEVELOPMENT WITHIN THE COUNTRY SUCH THAT THESE BENEFITS MAY BE LESSENED OR REMOVED WITH THE CONSEQUENCE THAT EXPENSES MAY RISE IMPACTING MARGINS AND NET INCOME.

In 2003 and 2004, Biological was exempt from paying income taxes in China. From January 1, 2005 through December 31, 2007, Biological is subject to an income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate. The legal authorities in China are evaluating tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises. It is anticipated, in the near term, there are going to be changes that may substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

WE ARE SUBJECT TO COMPLEX CHINESE BUSINESS REGULATIONS.

As China changes its economy from planned to more market-oriented, uncertainties arise regarding governmental policies and measures. Although, in recent years, the Chinese government has implemented measures emphasizing the use of market forces for economic reform, reduction of state ownership of productive assets, and establishment of sound corporate governance practices, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and leased to business entities or individuals through governmental grants of state-owned Land Use Rights. The grant process is typically based on government policies at the time of grant, which can be lengthy and complex and may adversely affect our planned manufacturing expansion. The Chinese government also exercises significant control over China's economic growth through allocation of resources, foreign currency control and providing preferential treatment to particular industries or companies.

BECAUSE MOST OF OUR DIRECTORS AND OFFICERS RESIDE OUTSIDE OF THE UNITED STATES, AND SUBSTANTIALLY ALL OF OUR ASSETS ARE LOCATED OUTSIDE OF THE UNITED STATES, IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE THEIR LEGAL RIGHTS AGAINST SUCH INDIVIDUALS OR SUCH ASSETS.

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

CHINESE ECONOMIC, POLITICAL AND SOCIAL CONDITIONS AS WELL AS GOVERNMENT POLICIES COULD ADVERSELY AFFECT OUR BUSINESS.

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

FLUCTUATIONS IN THE VALUE OF THE CHINESE RENMINBI RELATIVE TO FOREIGN CURRENCIES COULD AFFECT OUR OPERATING RESULTS.

Substantially all our revenues and expenses are denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. The Chinese government values the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operation. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi would be reduced. To date, we have not engaged in any hedging transactions in connection with our operations.

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

WE ARE MAJORITY OWNED BY ONE STOCKHOLDER.

Our president and chief executive officer, Jinyuan Li, controls a majority of our common stock. Mr. Li beneficially owns approximately 92% of our outstanding common stock. As a result, Mr. Li has the ability to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such change of control would benefit our other shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct our main business activities in Tianjin, China. Our primary facilities are located at No. 6. Yuanquan Road, Wuqing New-tech Industrial Park, Tianjin, PRC, and include:

o three management buildings with a total area of 8,246 square meters, which are leased from Tianshi Group;

o one research building with an area of 2,400 square meters, which are leased from Tianshi Group;

o seven production plants with a total area is 19,425 square meters, which are leased from Tianshi Group; and

o six warehouses with a total area of 18,250 square meters, three of which we own and three of which we lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2006, the annual meeting of stockholders of the Company (the "Annual Meeting") was held at the Company's Tianjin offices for the following purposes:

1. Elect the following persons to the Board of Directors: Jinyuan Li, Wenjun Jiao, Yupeng Yan, Ping Bai, Gilbert Raker, Howard Balloch, and Socorro Quintero.

2. Ratify the Board of Directors' appointment of Moore Stephens Wurth Frazer and Torbet, LLP, the independent public accountants as the auditor of the Company for the fiscal year 2006.

In this Annual Meeting, there were accordingly present, in person or by proxy, an aggregate of 68,161,839 shares of Common Stock, such shares being a majority of the 71,333,586 shares of Common Stock entitled to notice of and to vote at the meeting.

The result of the vote taken for the election of directors at the meeting was as follows:

                              No. of Shares    No. of Shares       Withheld
Directors                          For            Against         Authority
---------------------------   --------------   --------------   --------------
Jinyuan Li                        68,104,224           22,615           35,000
Wenjun Jiao                       68,096,890           29,949           35,000
Yupeng Yan                        68,098,577           28,262           35,000
Ping Bai                          68,097,977           28,862           35,000
Socorro Quintero                  68,125,488            1,351           35,000
Howard Balloch                    68,030,352           96,487           35,000
Gilbert Raker                     68,125,793            1,046           35,000

The result of the vote taken for the ratification of the appointment of Moore Stephens Wurth Frazer and Torbet, LLP was as follows:

o    68,152,5794 shares voted in favor of the proposal,

o    4,133 shares voted against the proposal, and

o    3,820 shares abstained.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

STOCK PERFORMANCE PRESENTATION

The following chart compares the cumulative stockholder return on the Company's common stock with the cumulative total stockholder return of (i) the AMEX Composite Index and (ii) the Nasdaq Biotechnology Index.

                             CUMULATIVE TOTAL RETURN
                     AMONG TIENS BIOTECH GROUP (USA), INC.,
          AMEX COMPOSITE MARKET INDEX AND NASDAQ BIOTECH INDEX (1) (2)

                              [CHART APPEARS HERE]

                                    OCTOBER 7,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2003           2003           2004           2005           2006
                                   ------------   ------------   ------------   ------------   ------------
Tiens Biotech Group (USA), Inc.    $     100.00   $     301.25   $     175.00   $      90.50   $      98.25

AMEX Composite Index               $     100.00   $     115.51   $     141.18   $     173.14   $     202.41

Nasdaq Biotechnology Index         $     100.00   $      95.59   $     101.44   $     104.32   $     105.42

(1) Assumes $100 invested on October 7, 2003 and assumes dividends reinvested. The Company has not paid any dividends on its common stock, and no dividends are included in the report of the Company's performance. Measurement points are at the last trading day of the fiscal years ended December 31, 2003, 2004, 2005 and 2006. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

(2) The Company was listed on the American Stock Exchange as of April 25, 2005. The Company's common stock began quotation on the Over the Counter Bulletin Board on October 7, 2003. Prior to October 7, 2003, the Company's common stock was eligible for quotation on the Over the Counter Bulletin Board, but there was no trading activity.

MARKET PRICES OF COMMON STOCK

Our common stock was listed on the Over the Counter Bulletin Board under the symbol "TBGU" from January 1, 2004 to April 24, 2005. The following table sets forth the range of high and low bid prices reported by the OTCBB in each fiscal quarter from January 1, 2005 to April 24, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On April 25, 2005, our common stock was listed on the American Stock Exchange under the symbol "TBV". The table also sets forth the range of high and low bid prices for our common stock reported by the American Stock Exchange in each fiscal quarter from April 25, 2005 to December 31, 2006.

                                                     High         Low
                                                  ----------   ----------
Fiscal 2005
-----------
Quarter Ended March 31, 2005                      $     7.00   $     4.88
April 1, 2005 to April 24, 2005                   $     7.50   $     4.15
April 25, 2005 to June 30, 2005                   $     6.95   $     4.93
Quarter ended September 30, 2005                  $     6.41   $     3.68
Quarter ended December 31, 3005                   $     5.40   $     2.82

Fiscal 2006
-----------
Quarter Ended March 31, 2006                      $     5.02   $     3.62
Quarter Ended June 30, 2006                       $     7.47   $     4.01
Quarter ended September 30, 2006                  $     4.40   $     2.61
Quarter ended December 31, 3006                   $     4.02   $     2.80

SHAREHOLDERS

As of March 26, 2007, there were a total of 71,333,586 shares of our common stock outstanding, held by approximately 946 stockholders of record. This number of holders of record does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

DIVIDEND POLICY

We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

AUTHORIZATION OF SECURITIES FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements and accompanying notes included elsewhere in this document. The following selected financial data as of and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements. The consolidated financial statements for the year ended December 31, 2002 are those of Tianshi International and its 80% owned subsidiary Biological and have been presented for comparison purposes only.

                                                                            YEAR ENDED DECEMBER 31
                                                ------------------------------------------------------------------------------
                                                     2002            2003            2004            2005            2006
                                                --------------  --------------  --------------  --------------  --------------
INCOME STATEMENT DATA:

Revenue - related parties ....................  $   14,096,726  $   38,392,208  $   58,910,532  $   68,688,669  $   66,790,466
Cost of sales ................................       8,297,845      12,725,161      17,483,739      17,451,605      18,082,441
                                                --------------  --------------  --------------  --------------  --------------
Gross profit .................................       5,798,881      25,667,047      41,426,793      51,237,064      48,708,025
Selling, general and administrative expenses .       3,193,190       3,171,338       7,363,248      13,413,875      12,789,810
                                                --------------  --------------  --------------  --------------  --------------
Income from operations .......................       2,605,691      22,495,709      34,063,545      37,823,189      35,918,215
Other income (expense), net ..................        (110,860)     (1,178,389)        388,266        (639,137)        161,091
                                                --------------  --------------  --------------  --------------  --------------
Income before provision for income taxes
  and minority interest ......................       2,494,831      21,317,320      34,451,811      37,184,052      36,079,306
Provision for income taxes ...................               0               0               0       2,984,302       2,823,899
                                                --------------  --------------  --------------  --------------  --------------
Income before minority interest ..............       2,494,831      21,317,320      34,451,811      34,199,750      33,255,407
Minority interest ............................         498,966       4,263,498       7,013,515       7,321,630       6,963,330
                                                --------------  --------------  --------------  --------------  --------------
Net income ...................................       1,995,865      17,053,822      27,438,296      26,878,120      26,292,077
Other comprehensive income
   Foreign currency translation adjustment ...               0               0          (8,239)      2,246,380       3,480,775
                                                --------------  --------------  --------------  --------------  --------------
Comprehensive income .........................  $    1,995,865  $   17,053,822  $   27,430,057  $   29,124,500  $   29,772,852
                                                ==============  ==============  ==============  ==============  ==============
Weighted average number of
  shares outstanding .........................      29,137,549      44,730,609      71,801,819      71,333,586      71,333,586
Earnings per share, basic and diluted ......    $         0.07  $         0.38  $         0.38  $         0.38  $         0.37

BALANCE SHEET DATA (at end of period):

Cash and cash equivalents and current
  investments ................................  $      302,974  $   12,725,043  $   39,243,872  $   77,545,991  $   54,270,065
Working capital ..............................       4,830,368      28,121,818      53,716,852      81,067,056      74,008,466
Total assets .................................      33,797,956      57,101,642      83,518,933     121,624,154     148,746,998
Current potion of long-term debt .............         263,677         259,364         155,442       2,130,000       2,130,000
Long-term debt ...............................         446,029         155,591      10,657,742       8,527,742       6,397,742
Stockholders' equity .........................      16,032,170      33,086,192      60,522,899      89,647,399     119,420,251

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources"; (e) whether Tianshi Engineering, our affiliate who sells our products in China, obtains a direct selling license in China; and (f) whether the Chinese government grants Tiens Yihai the right to acquire the property in Shanghai, China for a research and development facility. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

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

We develop our products at our product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. We have developed and produce 35 nutrition supplement products, which include wellness products and dietary nutrition supplements, and 25 personal care products, which include skin care products and personal washing products.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

REVENUE. In 2006 revenue was $66.8 million compared to $68.7 million in 2005, a decrease of 2.8%. The breakdown of revenue between Chinese and international sales is as follows.

CHINESE AND INTERNATIONAL REVENUE

Revenue                        Year 2005        Year 2006        % Change
--------------------------   --------------   --------------   ------------
China                        $   38,181,090   $   27,074,979          -29.1%
International                $   30,507,579   $   39,715,487           30.2%

In 2006 revenue from China decreased to $27.1 million, or 29.1% compared to $38.2 million in 2005. At the beginning of 2006, we began selling semi-finished products to Tianshi Engineering. In order to qualify for a direct selling license in China, Tianshi Engineering, our related party customer in China, is required to produce a part of the products that it sells in China. As a result, in 2006, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. These semi-finished products have a lower sales price than the finished products we had previously sold to Tianshi Engineering.

In addition, we believe that sales to China in 2006 were negatively impacted by other factors, including:

o continued consumer uncertainty in China regarding the impact of recently enacted direct selling regulations and uncertainty regarding the timing of the direct selling license application process and approval; and

o increased government and media scrutiny on the direct selling industry, particularly following publication of new direct selling regulations at the end of 2005.

The application of Tianshi Engineering for a direct selling license in China is still pending. Until the application is approved, Tianshi Engineering will continue to sell our products through its branches and chain stores in China.

In 2006, international sales increased to $39.7 million, or 30.2% compared to $30.5 million in 2005. The strong growth reflects a significant increase in demand for our products in Indonesia, as well as strong revenue growth in Kazakhstan, South Africa, Thailand, Ukraine, Congo and Ghana.

COST OF SALES. Cost of sales increased by $0.6 million in 2006, a 3.6% increase compared with 2005. Cost of sales as a percentage of revenue increased to 27.1% for the twelve months ended December 31, 2006 compared to 25.4% for 2005. In order to improve the quality of our products, during 2006 we introduced some new manufacturing procedures and stricter quality control testing than previously, which added to our manufacturing costs. However, we believe that once our production team becomes more familiar with the new production procedures, the manufacturing costs of our products will decrease. In addition, due to the uncertainty of the Chinese market, we did not achieve domestic sales growth and the average fixed cost per unit was higher than in 2005.

GROSS PROFIT. Gross profit decreased by 4.9% to $48.7 million in 2006, compared to $51.2 million in 2005. The gross profit margin for 2006 was 72.9% compared to 74.6% in 2005 as a result of the reasons discussed under cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $12.8 million in 2006, or 4.7% compared to $13.4 million in 2005. This decrease primarily reflects a decrease in transportation expenses, as well as a decrease in low cost supplies expenses and expenses relating to the startup costs of Tiens Yihai. In 2006 we began to sell semi-finished goods to Tianshi Engineering and the transportation costs that were previously incurred by us are now incurred by Tianshi Engineering. The selling and administrative expenses as a percentage of sales decreased to 19.1% in 2006 from 19.5% in 2005.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $0.2 million of income in 2006, compared to expense of $0.6 million in 2005.

The increase is a result of improved cash management, including the purchase of an investment product and deposits in higher interest-bearing accounts.

NET INCOME. For the above stated reasons, net income in 2006 was $26.3 million compared to $26.9 million in 2005, a decrease of 2.2%.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUE. In 2005, revenue was $68.7 million compared to $58.9 million in 2004, an increase of 16.6%. The breakdown of revenue between Chinese and international sales is as follows.

CHINESE AND INTERNATIONAL REVENUE

Revenue                        Year 2004        Year 2005        % Change
--------------------------   --------------   --------------   ------------
China                        $   29,210,167   $   38,181,090           30.7%
International                $   29,700,365   $   30,507,579            2.7%

In 2005 revenue from China increased to $38.2 million, or 30.7% compared to $29.2 million in 2004. The increase reflects a significant increase in the demand for our products in China during 2005, resulting from the increase in our networking sales forces in China and the establishment of 40 new branches in China by Tianshi Engineering.

In 2005 international sales increased to $30.5 million, or 2.7% compared to $29.7 million in 2004. The slight increase reflects an increase in demand from two newly established affiliate companies located in Rwanda and Venezuela, and relatively flat revenue in other international markets for 2005.

COST OF SALES. Although revenue increased by nearly $10 million in 2005, cost of sales remained constant at $17.5 million, compared with 2004. Cost of sales as a percentage of revenue decreased to 25.4% in 2005 compared to 29.7% in 2004. This reflects improved economies of scale relating to the expansion of our production, as well as a decrease in raw material costs per unit based on larger raw material purchase orders.

GROSS PROFIT. Gross profit increased to $51.2 million in 2005, or 23.7%, from $41.4 million in 2004. The gross profit margin in 2005 was 74.6% compared to 70.3% in 2004 as a result of the reasons discussed under cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $13.4 million in 2005, or 82.2%, over $7.4 million in 2004. This increase reflects the steps we have taken to support future sales increases, and was primarily attributable to an increase in head count, resulting in an increase in related salary, welfare and insurance costs. There was also an increase in low cost supplies expense, such as stationery and furniture, relating to additional office space required by the additional employees. The selling and administrative expenses as a percentage of sales increased to 19.5% in 2005 from 12.5% in 2004.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $0.6 million of expense in 2005, compared to income of $0.4 million in 2004. In 2005, we incurred $532,887 of interest relating to the terms of our long-term loan agreement with Tianyuan Capital Development Corp. Ltd., as more fully described under the caption "Certain Relationships and Related Transactions--Loans." We also incurred expense of $339,299 for additional taxes and penalties paid by us to the Chinese government during the first quarter in 2005 as the result of a VAT examination by the local government.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $3.0 million in 2005, compared to none in 2004. This was due to our operating subsidiary in China, Biological, becoming subject to an annual income tax rate of 7.5% in 2005. In 2003 and 2004, Biological was exempt from paying income taxes in China. From January 1, 2005 through December 31, 2007, Biological is subject to an income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate.

NET INCOME. Net income in 2005 was $26.9 million compared to $27.4 million in 2004. The increase in selling general and administrative expenses almost entirely offset our improvements in revenue and gross profit margin.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth selected unaudited quarterly data for the periods shown.

                                                                     Quarter Ended
                     --------------------------------------------------------------------------------------------------------------
                       March 31,     June 30,     Sept. 30,      Dec. 31,     March 31,      June 30,     Sept. 30,      Dec. 31,
                         2005          2005          2005          2005          2006          2006          2006         2006
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Revenue-related
 parties             $ 14,295,999  $ 17,307,659  $ 19,126,809  $ 17,958,202  $ 16,722,560  $ 14,292,998  $ 19,187,748  $ 16,587,160

Cost of sales           3,457,418     4,197,812     4,954,198     4,842,177     4,806,296     3,842,392     5,066,051     4,367,702
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Gross profit           10,838,581    13,109,847    14,172,611    13,116,025    11,916,264    10,450,606    14,121,697    12,219,458
Selling, general
 and administrative
 expenses               2,633,875     2,465,676     2,795,414     5,518,910     2,566,422     3,271,232     2,803,859     4,148,297
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Income from
 operations             8,204,706    10,644,171    11,377,197     7,597,115     9,349,842     7,179,374    11,317,838     8,071,161
Other (expense)
 income, net             (463,061)     (224,103)     (126,969)      174,996       (37,721)        1,075       164,104        33,633
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Income before
 provision  for
 income taxes and
 minority interest      7,741,645    10,420,068    11,250,228     7,772,111     9,312,121     7,180,449    11,481,942     8,104,794
Provision for
 income taxes             616,259       829,185       869,769       669,089       733,531       576,029       878,931       635,408
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Income before
 minority  interest     7,125,386     9,590,883    10,380,459     7,103,022     8,578,590     6,604,420    10,603,011     7,469,386
Minority interest       1,520,106     1,995,963     2,175,715     1,629,846     1,808,881     1,419,943     2,167,747     1,566,759
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net income           $  5,605,280  $  7,594,920  $  8,204,744  $  5,473,176  $  6,769,709  $  5,184,477  $  8,435,264  $  5,902,627

Other comprehensive
 income foreign
 currency
 translation
 adjustment                   999           999     2,047,847       196,535       717,827       267,960     1,411,012     1,083,976
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Comprehensive
 income              $  5,606,279  $  7,595,919  $ 10,252,591  $  5,669,711  $  7,487,536  $  5,452,437  $  9,846,276  $  6,986,603
                     ============  ============  ============  ============  ============  ============  ============  ============
Weighted average
 number of shares
 outstanding           71,333,586    71,333,586    71,333,586    71,333,586    71,333,586    71,333,586    71,333,586    71,333,586
Earnings per share,
 basic and diluted   $       0.08  $       0.11  $       0.12  $       0.08  $       0.09  $       0.07  $       0.12  $       0.08

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2006.

                                             Payments due by period (1)
                              ---------------------------------------------------------
                               Less than                                    More than
                                 1 year       1-3 years      3-5 years       5 years
                              ------------   ------------   ------------   ------------
Long-term Debt Obligations    $  2,130,000   $  4,260,000   $  2,137,742   $          0
Operating Lease Obligations        265,844              0              0              0
                              ------------   ------------   ------------   ------------
Total                         $  2,395,844   $  4,260,000   $  2,137,742   $          0
                              ============   ============   ============   ============

(1) We lease our office building and manufacturing facilities in Tianjin, China from Tianshi Group, a related party through common ownership. On June 30, 2002, we entered into a written lease agreement with Tianshi Group to pay annual rent at 1% of our total gross revenues. The term of this agreement is for five years commencing on January 1, 2003. Because the rent is based upon a percentage of our gross total revenues, we are not able to include a fixed figure in the table relating to this obligation. The total amount paid on this was $662,082 for the 12 months ended December 31, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The account receivable-related parties increased by $10.8 million, from $2.2 million in 2005 to $12.9 million in 2006. The increase is due primarily to payment extensions given to Tianshi Engineering to allow it to fund its marketing efforts in China in anticipation of receiving a direct selling license in China.

Inventories at December 31, 2006 decreased to $6.8 million compared to $7.5 million at December 31, 2005. At the beginning of 2006 we started selling semi-finished goods to Tianshi Engineering to enable it to qualify for a direct selling license in China. Therefore, there were less finished products in inventory.

Accounts payable increased to $4.1 million as of December 31, 2006 compared to $2.7 million, as of December 31, 2005. The increase was mainly due to longer credit terms given by our suppliers.

Property, plant and equipment increased to $30.5 million as of December 31, 2006 compared to $24.9 million as of December 31, 2005. The increase was primarily due to costs related to the construction of a new conference center at our headquarters in Tianjin.

We typically generate positive cash flow from operations due to favorable gross margins. Net cash provided by operating activities decreased to $12.9 million for the twelve months ended December 31, 2006, compared to $43.3 million for the same period in 2005. The decrease primarily reflects an increase in accounts receivable-related parties of $16.5 million and an increase in other receivable-related parties of $5.7 million.

Net cash used in investing activities for 2006 increased by $29.7 million to $35.9 million. This increase was mainly due to the short-term loan of $25.0 million made by Biological to Tianshi Engineering and a loan of $3.2 million relating to the Yihai project made to the Local Government. Net cash used in financing activities was $2.1 million for 2006, compared to $0.2 million for 2005. In 2006 we paid two installment payments totaling $2.1 million relating to the $10.7 million loan for the Yihai project.

As of December 31, 2006 and December 31, 2005, we had cash of $54.3 million and $77.5 million, respectively. The decrease was primarily due to the short-term loan to Tianshi Engineering and the loan to the Local Government relating to the Yihai project. Approximately 64% of the cash was held in the bank account of Biological and 27% in the bank account of Tiens Yihai.

Going forward, our primary requirements for cash consist of:

o the continued production of existing products and general overhead and personnel related expenses to support these activities;

o    continued promotion of networking sales activities;

o    the development costs of new products; and

o    expansion of production scale to meet the demands of our markets.

We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for 2007. We estimate that the construction of our Tiens Yihai research, development and manufacturing facility will require approximately $200 million. If we receive approval to proceed with the development of the Tiens Yihai project, we may require additional financing to fund the project.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations that existing cash and funds generated from operations will be sufficient to meet working capital for at least the next 12 months. In the event that our business plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.

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

REVENUE RECOGNITION

We recognize revenue from domestic sales by distributors in China, net of sales commissions and taxes only when the related Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. We recognize revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes as goods are shipped and clear review by the international customs department.

We generally are not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

As of December 31, 2006, Tianshi Engineering, an affiliated company, owned all of the related party distributors which sell our products in China.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Our trade accounts receivables are mainly due from related companies. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end, paying particular attention to the age of receivable outstanding.

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out basis. Management reviews inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

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

EFFECT OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, buys all of its raw materials in China, and sells 40.5% of our products in China, using the Chinese Renminbi ("RMB") as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of the directors, executive officers and key employees of the Company as of March 29, 2007. With the exception of Jinyuan Li, who served on the Board since the reorganization in September 2003, all other directors served on the Board since January 2004.

NAME                       AGE        POSITION
-------------------------  ---------  -----------------------------------------
Jinyuan Li                 49         Chairman,  Chief Executive Officer,
                                       President and Director

Wenjun Jiao                43         Chief Financial Officer and Director

Yupeng Yan                 44         Executive Vice President and Director

Socorro Quintero           55         Director

Howard Balloch             56         Director

Gilbert Raker              63         Director

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

WENJUN JIAO

Mr. Jiao has served as the Chief Financial Officer of the Company since September 2003. Prior to that, Mr. Jiao served as the Chief Financial Officer of Tianjin Tianshi Biological Development Co. Ltd from May 2001 through 2003. Mr. Jiao holds a Doctorate Degree in Accounting form Tianjin University of Finance and Economics and a MBA Degree from Oklahoma City University. Mr. Jiao is a Certified Public Accountant in China. Before he joined Tianjin Tianshi Biological Development Co. Ltd, Mr. Jiao served as CFO of various large companies and as chairman of a consulting company in China. Mr. Jiao has 19 years of sound financial management experience in the manufacturing, trade, construction and consulting industries and received the "2005 Top Ten CFO of China Award" in 2005.

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

SOCORRO QUINTERO

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

GILBERT RAKER

Mr. Raker serves as a director of the Company, and has served as the President, Chief Executive Officer and Chairman of the Board of SEMX Corporation (Pink
Sheets: SEMX) since 1988. SEMX Corporation manufactures materials and components used in microelectronic circuitry, primarily for the automotive, consumer electronics, defense, medical and aerospace industries. Prior to 1988, Mr. Raker worked at two private equity investment firms and was employed as Chief Financial Officer by two New York Stock Exchange listed companies and several private companies. Mr. Raker received his Bachelor of Science degree in Chemistry from Eastern University and his Master of Business Administration in Production Management from Syracuse University.

HOWARD BALLOCH

Mr. Balloch serves as a director of the Company, and has been the President and Chief Executive Officer of the Canada China Business Council since 2001. In addition, Mr. Balloch served as the Canadian ambassador to the People's Republic of China from February of 1996 until July of 2001. Mr. Balloch currently serves on the board of directors of the following companies: Magic Lantern Group, Inc. (AMEX: GML), Zi Corporation (TSX: ZIC, NASDAQ: ZICA), Oztime Media, a wholly-owned subsidiary of Zi Corporation, Ivanhoe Energy, Inc. (TSX: IE,
NASDAQ: IVAN), Ivanhoe Mines Ltd. (TSX, NYSE, NASDAQ: IVN), East Energy Corp (TSX: EEC), Methanex Corporation (TSX: MX, NASDAQ: MEOH), Maple Leaf Education Holding and Capital Club, Beijing. Mr. Balloch is the founder and President of The Balloch Group, an investment advisory and merchant banking firm located in Beijing, China. He currently serves as an Adjunct Professor of International Business at the University of British Columbia. Mr. Balloch received his Bachelor of Arts and Master of Arts degrees from McGill University.

AUDIT COMMITTEE

The Board of Directors has established an audit committee in accordance with Rule 10A-3 of the Exchange Act. The members of the Audit Committee are Socorro Quintero (Chairman), Howard Balloch and Gilbert Raker, each of whom are independent as defined under Section 121(A) of the American Stock Exchange listing standards currently in effect. None of the Audit Committee members is a current officer or employee of the Company or any of its affiliates.

The Board of Directors has determined that Socorro Quintero and Gilbert Raker each qualify as an "audit committee financial expert" under Item 401(b) of Regulation S-K of the Exchange Act.

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

The Code of Business Conduct and Ethics was filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2004. A written copy of the Code of Business Conduct and Ethics will be provided upon request at no charge by writing to the Company's corporate secretary, Alexander Jiao, at Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act filed all such required reports during and with respect to 2006.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

All compensation decisions for our executive officers, including the salary of our CEO and President, Jinyuan Li, are made by Jinyuan Li. Because Mr. Li owns more than 50% of our voting stock, we are a "controlled company" pursuant to Rule 801(a) of the American Stock Exchange Rules ("Amex Rules"). Therefore, we are exempt from Amex Rule 805(a), which requires that the compensation of a CEO and all other executive officers be determined, or recommended to the Board for determination, by a compensation committee composed of independent directors, or the majority of independent directors on the Board.

The objectives of our compensation programs.

We seek to attract and retain executive officers of the highest caliber and motivate them to maximize the success of our business.

What our compensation program is designed to reward.

Our CEO believes that he is incentivized by his large equity ownership in the Company. Therefore, he believes that a long-term employment contract providing a base salary is appropriate compensation for him. With respect to the other executive officers' base salaries, our CEO bases his recommendations on past salary levels with the Company and his perception of the quality of their respective performances and attempts to match their salaries with his perception of compensation levels at a small number of companies he considers comparable. Our CEO also takes in to consideration the relatively low salary provided to executive officers by companies in China compared to public companies in the United States. Our CEO assesses the normal responsibilities of each position, as well as the extra responsibilities and additional work related to special projects which such executive officers may be expected to perform. No relative weight was assigned to any of the foregoing factors.

Elements of compensation.

Each executive officer receives cash compensation as a base salary. Base salary for our executive officers is fixed by their respective employment agreements, as described under "Employment Agreements." Jinyuan Li and Wenjun Jiao's salaries for 2006 were fixed pursuant to employment agreements with Biological entered into in 2005. Their base salaries were based on our CEO's subjective perceptions of salaries paid by comparable companies for comparable positions. Executive officers also will receive payments upon termination of their employment agreements for specified reasons.

Jinyuan Li holds 92.3% of our shares of common stock. Our other executive officers have also been shareholders of our common stock as disclosed under "Security Ownership Table" since the reorganization of our Company in September 2003. Each of our executive officers received shares in the Company as a result of their share ownership of our business before the reorganization. Our CEO believes that the executive officers' equity interest in our Company motivates them to maximize the success of our business and therefore did not consider bonuses for 2006. We do not currently have a stock option plan, but may consider adopting one in the future to further incentivize its employees.

Why we chose to pay each element.

We have entered into long-term employment agreements with Messrs. Li and Jiao which provides for a base salary.

Our employment agreements with Messrs. Li and Jiao provide for payments upon termination for specified reasons. These payments are required by local Chinese employment regulations. Additional information regarding applicable payments under such agreements is provided under the heading "Potential Payments Upon Termination or Change of Control."

How we determine the amount for each element to pay.

With respect to the executive officers' base salaries, our CEO bases his recommendations on past salary levels and his perception of the quality of their respective performances and attempts to match their salaries with his perception of compensation levels at a small number of companies he considers comparable, although not necessarily included in the AMEX Composite Index or Nasdaq Biotechnology Index. Our CEO assesses the normal responsibilities of each position, as well as the extra responsibilities and additional work related to special projects which such executive officers may be expected to perform. Our CEO also takes in to consideration the relatively low salary provided to executive officers by companies in China compared to public companies in the United States.

The amount of the payments required to be paid upon termination of employment agreements for specified reasons are determined according to local Chinese employment regulations.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act with management and the full Board. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for 2006.

The Compensation Committee

Gilbert Raker, Chairman

Wenjun Jiao

Yupeng Yan

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, the members of the Compensation Committee were Gilbert Raker, Wenjun Jiao, Yupeng Yan, and Ping Bai (who resigned as a director as of February 25, 2007). The Compensation Committee did not deliberate on executive compensation for fiscal 2006. Wenjun Jiao, Yupeng Yan and Ping Bai were each an employee and officer of the Company during 2006. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006.

                                                                                            CHANGE IN
                                                                                             PENSION
                                                                                              VALUE
                                                                                               AND
                                                                             NON-EQUITY    NONQUALIFIED
                                                                             INCENTIVE       DEFERRED
                                                          STOCK    OPTION       PLAN       COMPENSATION    ALL OTHER
NAME AND                            SALARY       BONUS    AWARDS   AWARDS   COMPENSATION     EARNINGS     COMPENSATION      TOTAL
PRINCIPAL POSITION (1)     YEAR      ($)          ($)      ($)      ($)         ($)            ($)            ($)            ($)
------------------------   ----   ----------   --------   ------   ------   ------------   ------------   ------------   ----------
Jinyuan Li                 2006   $  166,660   $      0   $    -   $    -   $          -   $          -   $          -   $  166,660
 Chairman,                 2005   $  145,455   $      0   $    -   $    -   $          -   $          -   $          -   $  145,455
 Chief Executive Officer   2004   $  145,455   $      0   $    -   $    -   $          -   $          -   $          -   $  145,455
 and President

Wenjun Jiao                2006   $   77,000   $      0   $    -   $    -   $          -   $          -   $          -   $   77,000
 Chief Financial Officer   2005   $   48,000   $      0   $    -   $    -   $          -   $          -   $          -   $   48,000
                           2004   $   35,670   $      0   $    -   $    -   $          -   $          -   $          -   $   35,670

(1) Ping Bai and Yupeng Yan were employee Directors of the Company during 2006 but did not qualify as a "named executive officer" because their respective total compensation was less than $100,000.

GRANTS OF PLAN BASED AWARDS; OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END; OPTION EXERCISES AND STOCK VESTED

The Company does not have any stock option plans.

PENSION BENEFITS

None.

NONQUALIFIED DEFERRED COMPENSATION

The Company does not provide any nonqualified deferred compensation to any of its employees.

EMPLOYMENT AGREEMENTS

The Company's subsidiary, Biological, has entered into an employment agreement with each of its named executive officers and employee directors of the Company. Jinyuan Li's contract is dated June 1, 2005 and has an indefinite period. Wenjun Jiao's contract is dated June 1, 2005 and terminates on June 30, 2010. The employment contracts for Ping Bai and Yupeng Yan are dated April 1, 2004 and expire on March 31, 2009. Under each of these employment contracts, the employee may rescind the contract with 30 days written notice. For 2006, the Companied paid a salary of $166,660 to Jinyuan Li and $77,000 to each of Ping Bai, Wenjun Jiao and Yupeng Yan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The employment contracts of Messrs. Li and Jiao each provide for a one-time lump sum payment equal to six months of the employee's then current salary if we terminate their employment contract for one of the following reasons:

o The employee has a non-work-related injury and is unable to perform his responsibilities; or

o    The employee is unable to perform his responsibilities for other reasons;
     or

o The circumstances based on which the employment contract was entered into have materially changed and the performance of the contract becomes impractical; or

o    We are contemplating bankruptcy and determine to reduce staff.

Assuming that Messrs. Li and Jiao were terminated for one of the above-stated reason, Mr. Li would receive $83,330 and Mr. Jiao would receive $38,500. There are no other circumstances, including a change of control of our Company, where we are required to make any additional payment to Messrs. Li and Jiao.

DIRECTOR COMPENSATION

For the fiscal year ended December 31, 2006, members of the Board who are not employees of the Company are entitled to receive an annual cash retainer of $30,000.

DIRECTOR SUMMARY COMPENSATION TABLE

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006.

                                                         CHANGE IN
                                                          PENSION
                                                           VALUE
                       FEES                             AND DEFERRED
                    EARNED OR      STOCK      OPTION    COMPENSATION    ALL OTHER
                   PAID IN CASH    AWARDS     AWARDS      EARNINGS     COMPENSATION    TOTAL
NAME (1)               ($)          ($)        ($)          ($)            ($)          ($)
----------------   ------------   --------   --------   ------------   ------------   --------
Howard Balloch     $     30,000   $      0   $      0   $          0   $          0   $ 30,000
Ping Bai (2)       $          0   $      0   0      0   $          0   $          0   $      0
Gilbert Raker      $     30,000   $      0   $      0   $          0   $          0   $ 30,000
Socorro Quintero   $     30,000   $      0   $      0   $          0   $          0   $ 30,000
Yupeng Yan (2)                0   $      0   0      0   $          0   $          0   $      0

(1) Jinyuan Li and Wenjun Jiao are not included in this table as they are employees of the Company and thus receive no compensation for their services as Directors. Their compensation is disclosed in the table in the "Summary Compensation Table".

(2) Yupeng Yan and Ping Bai were employee Directors of the Company during 2006 and received no additional compensation for their services as Directors. They are not named executive officers and are excluded from the "Summary Compensation Table".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of March 28, 2007 by each person or entity who is known by the Company to beneficially own five percent or more of the common stock; each director and executive officer of the Company; and all directors and executive officers of the Company as a group.

NAME OF BENEFICIAL OWNER (1)           NUMBER OF SHARES   PERCENT OF CLASS
------------------------------------   ----------------   ----------------
Jinyuan Li                                   65,835,000               92.3%
Wenjun Jiao                                     665,000                  *
Yupeng Yan                                      665,000                  *
Socorro Maria Quintero                               --                 --
Howard R. Balloch                                    --                 --
Gilbert D. Raker                                     --                 --
All Directors and Executive Officers
 as a Group (6 persons)                      67,165,000               94.2%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

We market all of our products through various domestic and international business entities that are related to our company through common ownership. Related party sales amounted to 100% of our total consolidated sales.

We have a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of our products to be sold in China. We sell our finished products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi International, and we believe that it is a reasonable sales price for us to receive. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, this percentage varied during the year. This 75% figure was negotiated between the parties, and we believe that it is reasonable. The goal of this new pricing policy was to try to maintain the Company's gross margins on semi-finished goods at a similar level to historical gross margins for finished goods. All of Tianshi Engineering's Chinese affiliated companies are owned in whole or in part by Jinyuan Li's immediate family members.

Internationally, we sell our products directly to our overseas affiliates. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related parties. The business operations among these related entities are regulated through internal ordinances.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following table is provided to facilitate your understanding of the relationships between related parties and us and their transactions with us during 2006 and 2005.

                                                              DECEMBER 31,     DECEMBER 31,
                                                                 2006             2005
                                                             -------------   -------------
Revenue-related party                                        $  66,790,466   $  68,688,669
Accounts receivable, trade - related parties, net of         $  12,926,670   $   2,165,958
 allowance   for   doubtful   accounts  of  $86,776  and
 $206,916 as of December 31, 2006 and 2005, respectively
Other receivables - related parties                          $   8,397,227   $   3,281,081
Loans receivable - related parties                           $  25,640,000   $           0
Advances from customers - related parties                    $   1,570,120   $   2,077,130
Other payables - related parties                             $     522,105   $   1,816,534
Current portion of long-term debt - related party            $   2,130,000   $   2,130,000
Notes payable - related party                                $   6,397,742   $   8,527,742

REVENUE

Related party sales amounted to $66.8 million and $68.7 million for 2006 and 2005, respectively, which represent 100% of our sales for those periods.

ACCOUNTS RECEIVABLE

Related party accounts receivable amounted to $12.9 million and $2.2 million as of December 31, 2006 and 2005, respectively, net of an allowance for doubtful accounts of $86,776 and $206,916, respectively. Historically, Tianshi Engineering remitted payment to us upon sales to third party customers. However, in order to support Tianshi Engineering's marketing efforts in anticipation of receiving a direct selling license in China, we have agreed to allow Tianshi Engineering to retain those collections. Balances not remitted to us within 90 days are converted to other receivables - related parties. Beginning on January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People's Bank of China. The credit terms provide an interest-free credit term of three months. Any amounts exceeding this term are transferred from accounts receivable - related parties to other receivable - related parties. Beginning January 1, 2007, the other receivables - related parties will then become interest bearing once a loan contract is adopted. The interest rate is the interest rate, on the date the loan commences, that is stipulated by the People's Bank of China for a loan of the same level.

OTHER RECEIVABLES

We are owed $8.4 million and $3.3 million as of December 31, 2006 and 2005, respectively, classified as other receivables from related parties. In addition to other receivables which arise from accounts receivable older than three months, other receivables are also generated from our various cash advances and short-term loans and the allocation of administrative and operating costs and various non-operational transactions incurred with related parties. On October 15, 2005 the Company made a loan of $2.4 million with no interest to Tianjin Juchao Commercial and Trading Co., Ltd ("Juchao"), a Chinese company owned 40% by Jinyuan Li and 60% by Baolan Li, his daughter. Subsequently, during the second quarter of 2006, the owners began dissolving Juchao and the related $2.4 million other receivable obligation was transferred to and assumed by Tianshi Group.

LOANS RECEIVABLE

Related party loans receivable were $25.6 million in 2006 and $0 in 2005. On October 1, 2005, Biological loaned Tianshi Engineering $25.6 million. The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loans was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan is the current interest rate for the same level of loan stipulated by the People's Bank of China.

NOTES PAYABLE

In 2004, Tianshi International entered a term loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital"), pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi International, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi International must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing June 30, 2006 and ending June 30, 2011. Tianshi International used the loan proceeds in Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $532,887 and two installment payments totaling $2,130,000 were made in 2006.

ADVANCES FROM CUSTOMERS

Advances from related party customers were $1.6 million and $2.1 million as of December 31, 2006 and 2005, respectively. These advances represent prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

OTHER PAYABLES

Other payables due to related parties were $0.5 million and $1.8 million as of December 31, 2006 and 2005, respectively. These amounts arose from cash advances from related parties such as management fees due to related parties and various non-operational transactions.

TRANSACTIONS WITH TIANSHI GROUP

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease expires at the end of 2007 and requires annual rent at 1% of our total gross revenues. The rent was negotiated by the parties prior to entering into the agreement, before we acquired Tianshi International, and we believe that it is a reasonable rent for the facilities. The term of this agreement is for five years commencing on January 1, 2003. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $662,082 for the 12 months ended December 31, 2006.

On November 10, 2006, Tiens International signed a supplemental agreement with the Local Government in Shanghai relating to the Tiens Yihai project. Pursuant to that agreement, Tiens International has agreed to loan the Local Government $6.4 million. In addition, Tianshi Group has agreed to provide a guarantee on behalf of the Local Government for an additional loan from Commercial Bank of $6.4 million.

In February 2006, we transferred an amount of $440,366 from construction in progress to other receivables-related parties. This pertained to the transfer of certain assets to Tianshi Group that were no longer necessary for our operations.

On November 10, 2006, Tiens International and the Local Government entered into a supplemental agreement relating to the Tiens Yihai research and development project. Pursuant to that agreement, the parties have agreed to the acquisition by Tiens Yihai of a reduced 486 mu (80 acres) parcel of land. The remaining 1,114 mu (184 acres) may not be available for purchase in the future. Therefore, the Local Government has agreed to refund to us $1.6 million of the original $3.6 million deposit when we receive a construction license for the development.

In order to proceed with the purchase of the property by Tiens Yihai, Tianshi International is required to provide a loan of $6.4 million to the Local Government for relocation costs for people living on the property. The $6.4 million loan is to be funded in two installments:

o    The first installment of $3.2 million was paid on November 27, 2006.

o The second installment of $3.2 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tianshi International to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of $6.4 million and accrue interest on the loan at a rate equal to the rate stipulated by the People's Bank of China for loans of the same size. In addition, Tianshi Group has agreed to provide a guarantee on behalf of the Local Government for an additional loan from a commercial bank for $6.4 million.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board has reappointed Moore Stephens Wurth Frazer and Torbet, LLP as independent auditors to audit our financial statements for the fiscal year ended December 31, 2006. Moore Stephens Wurth Frazer and Torbet, LLP has served as our independent auditor since 2002.

PUBLIC ACCOUNTING FEES

                          2006         2005
                       ----------   ----------
Audit Fees             $  240,000   $  220,000
Audit Related Fees     $        0   $        0
Tax Fees               $   10,000   $   10,000
All Other Fees         $   11,000   $   35,000

Audit fees were for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during the 2005 and 2006 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q and 10-QSB, and services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in connection with statutory and regulatory filings or engagements for those fiscal years. Moore Stephens Wurth Frazer and Torbet, LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2005 and 2006 for assurance and related services in connection with the audit or review of our financial statements. Tax fees involved preparation of the consolidated tax returns. All other fees consisted of professional advice on the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

PRE-APPROVAL OF SERVICES

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by the Company's independent auditors. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences. The audit, tax, and all other fees and services described above were pre-approved for 2005 and 2006.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------
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

3.2           By-laws of MIA Acquisition Corp. (2)

3.3 Certificate of Amendment to Certificate of Incorporation of MIA Acquisition Corp. changing the company's name to Strategika, Inc.
              (2)

4.1           Specimen Stock Certificate. (2)

10.1 Stock Purchase Agreement, dated February 11, 2002, by and between Rene Larrave and MIA Acquisition Corp. (2)

10.3 Product Purchase and Sales Agreement, dated June 25, 2003, by and between Tianjin Tianshi Biological Development Co., Ltd. And Tianjin Tianshi Biological Engineering Co. Ltd. (3)

10.4 Lease Agreement, dated June 30, 2002, by and between Tianshi Group Co. Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (3)

10.5 Supplemental Lease Agreement, dated June 30, 2005 by and between Tianshi Group Co. Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (3)

10.6* Term Loan Agreement, dated January 1, 2006 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

10.7* Term Loan Agreement, dated December 22, 2006 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

10.8* Supplemental Agreement for the Construction and Development of Tiens Yihai Industrial Park Project, dated November 10, 2006 by and between Shanghai Zhu Jia Jiao Industrial Park Economic Development Ltd. Company, Tianshi International Holdings Group Ltd. Company and Zhu Jia Jiao Townhouse, Qing Pu District, Shanghai.

21.1*         Subsidiaries.

23.1* Consent of Independent Accountants, Moore Stephens Wurth Frazer and Torbet, LLP.

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.
(2) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on March 7, 2002.
(3) Filed as an exhibit to the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TIENS BIOTECH GROUP (USA), INC.


Date:  March 29, 2007

                                           /s/ Jinyuan Li
                                           -------------------------------------
                                           Jinyuan Li
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

Date:  March 29, 2007

                                           /s/ Wenjun Jiao
                                           -------------------------------------
                                           Wenjun Jiao
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                 DATE
-------------------------   -----------------------------------   --------------
/s/ Jinyuan Li              Chairman of the Board,                March 29, 2007
-------------------------   Chief President
Jinyuan Li                  (Principal Executive Officer)

/s/ Wenjun Jiao             Chief Financial Officer               March 29, 2007
-------------------------   (Principal Accounting Officer)
Wenjun Jiao                 and Director

/s/ Yupeng Yan              Executive Vice President              March 29, 2007
-------------------------   And Director
Yupeng Yan

/s/ Gilbert Raker           Director                              March 29 2007
-------------------------
Gilbert Raker

/s/ Howard Balloch          Director                              March 29, 2007
-------------------------
Howard Balloch

/s/ Socorro Quintero        Director                              March 29, 2007
-------------------------
Socorro Quintero

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tiens Biotech Group (USA), Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tiens Biotech Group (USA), Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and other comprehensive income, and equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiens Biotech Group
(USA), Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California


March 19, 2007

                  TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          AS OF DECEMBER 31, 2006 AND 2005

                                                                          2006            2005
                                                                     -------------   -------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash                                                             $  54,270,065   $  77,545,991
    Accounts receivable, trade - related parties, net of
      allowance for doubtful accounts of $86,776 and $206,916
      as of December 31, 2006 and 2005, respectively                    12,926,670       2,165,958
    Accounts receivable, trade - third parties                              18,135               -
    Inventories                                                          6,845,108       7,516,352
    Other receivables                                                      349,905         234,486
    Other receivables - related parties                                  8,397,227       3,281,081
    Employee advances                                                      111,121         145,071
    Prepaid expense                                                      2,135,917       1,698,090
                                                                     -------------   -------------
      Total current assets                                              85,054,148      92,587,029
                                                                     -------------   -------------
PLANT AND EQUIPMENT, net                                                30,511,319      24,877,688
                                                                     -------------   -------------
OTHER ASSETS:
    Intangible assets, net                                                 510,183         476,637
    Long-term prepaid expenses                                           7,031,348       3,682,800
    Loans receivable - related party                                    25,640,000               -
                                                                     -------------   -------------
      Total other assets                                                33,181,531       4,159,437
                                                                     -------------   -------------
        Total assets                                                 $ 148,746,998   $ 121,624,154
                                                                     =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                 $   4,123,105   $   2,698,813
    Advances from customers - related parties                            1,570,120       2,077,130
    Wages and benefits payable                                             992,068       1,045,052
    Other taxes payable                                                    969,760       1,413,054
    Other payables                                                         500,213         339,390
    Other payables - related parties                                       522,105       1,816,534
    Dividend payable to minority interest                                  238,311               -
    Current portion of long term debt                                    2,130,000       2,130,000
                                                                     -------------   -------------
      Total current liabilities                                         11,045,682      11,519,973

LONG TERM DEBT, net of current portion                                   6,397,742       8,527,742
                                                                     -------------   -------------
      Total liabilities                                                 17,443,424      20,047,715
                                                                     -------------   -------------
MINORITY INTEREST                                                       11,883,323      11,929,040
                                                                     -------------   -------------

SHAREHOLDERS' EQUITY:
    Common stock, $0.001 par value, 260,000,000 shares authorized,
      71,333,586 issued and outstanding, respectively                       71,334          71,334
    Paid-in-capital                                                      8,842,009       8,842,009
    Statutory reserves                                                   9,420,783       9,420,783
    Retained earnings                                                   95,371,137      69,079,060
    Accumulated other comprehensive income                               5,714,988       2,234,213
                                                                     -------------   -------------
      Total shareholders' equity                                       119,420,251      89,647,399
                                                                     -------------   -------------
        Total liabilities and shareholders' equity                   $ 148,746,998   $ 121,624,154
                                                                     =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

                                                     2006            2005            2004
                                                -------------   -------------   -------------
REVENUE                                         $  66,790,466   $  68,688,669   $  58,910,532

COST OF SALES                                      18,082,441      17,451,605      17,483,739
                                                -------------   -------------   -------------
GROSS PROFIT                                       48,708,025      51,237,064      41,426,793

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES      12,789,810      13,413,875       7,363,248
                                                -------------   -------------   -------------
INCOME FROM OPERATIONS                             35,918,215      37,823,189      34,063,545

OTHER (EXPENSE) INCOME, net                           161,091        (639,137)        388,266
                                                -------------   -------------   -------------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                           36,079,306      37,184,052      34,451,811

PROVISION FOR INCOME TAXES                          2,823,899       2,984,302               -
                                                -------------   -------------   -------------
INCOME BEFORE MINORITY INTEREST                    33,255,407      34,199,750      34,451,811

MINORITY INTEREST                                   6,963,330       7,321,630       7,013,515
                                                -------------   -------------   -------------
NET INCOME                                         26,292,077      26,878,120      27,438,296

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment         3,480,775       2,246,380          (8,239)
                                                -------------   -------------   -------------
COMPREHENSIVE INCOME                            $  29,772,852   $  29,124,500   $  27,430,057
                                                =============   =============   =============
EARNINGS PER SHARE, BASIC AND DILUTED           $        0.37   $        0.38   $        0.38
                                                =============   =============   =============
WEIGHTED AVERAGE NUMBER OF SHARES                  71,333,586      71,333,586      71,801,819
                                                =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                           Number        Common      Paid-in       Statutory      Retained
                                         of shares       stock       capital       reserves       earnings
                                        ------------    --------   ------------   -----------   ------------
BALANCE, January 1, 2004                  71,998,586    $ 71,999   $  8,841,344   $ 3,730,137   $ 20,453,290
    Cancellation of common stock            (665,000)       (665)           665
    Receipt of stock receivable
    Foreign currency translation loss
    Net income                                                                                    27,438,296
    Adjustment to statutory reserve                                                 5,690,646     (5,690,646)
                                        ------------    --------   ------------   -----------   ------------
BALANCE, December 31, 2004                71,333,586      71,334      8,842,009     9,420,783     42,200,940
    Net Income                                                                                    26,878,120
    Foreign currency translation gain
                                        ------------    --------   ------------   -----------   ------------
BALANCE, December 31, 2005                71,333,586      71,334      8,842,009     9,420,783     69,079,060
    Net Income                                                                                    26,292,077
    Foreign currency translation gain
                                        ------------    --------   ------------   -----------   ------------
BALANCE, December 31, 2006                71,333,586    $ 71,334   $  8,842,009   $ 9,420,783   $ 95,371,137
                                        ============    ========   ============   ===========   ============

                                                      Accumulated
                                                         other
                                          Stock      comprehensive
                                        receivable   income (loss)       Totals
                                        ----------   -------------   -------------
BALANCE, January 1, 2004                $   (6,650)  $      (3,928)  $  33,086,192
    Cancellation of common stock
    Receipt of stock receivable              6,650                           6,650
    Foreign currency translation loss                       (8,239)         (8,239)
    Net income                                                          27,438,296
    Adjustment to statutory reserve
                                        ----------   -------------   -------------
BALANCE, December 31, 2004                       -         (12,167)     60,522,899
    Net Income                                                          26,878,120
    Foreign currency translation gain                    2,246,380       2,246,380
                                        ----------   -------------   -------------
BALANCE, December 31, 2005                       -       2,234,213      89,647,399
    Net Income                                                          26,292,077
    Foreign currency translation gain                    3,480,775       3,480,775
                                        ----------   -------------   -------------
BALANCE, December 31, 2006              $        -   $   5,714,988   $ 119,420,251
                                        ==========   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                   2006            2005            2004
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $  26,292,077   $  26,878,120   $  27,438,296
    Adjustments to reconcile net income to cash
      provided by operating activities:
       Minority interest                                          6,963,330       7,321,630       7,013,515
       Depreciation                                               2,509,261       1,701,415       1,303,433
       Amortization                                                 103,694         134,070          51,718
       Loss on sale of assets                                         2,550         289,632         124,536
       Bad debts                                                   (123,302)        173,169          30,442
       Inventory write off                                           59,832         154,525               -
        (Increase) decrease in assets:
       Accounts receivable, trade - related parties             (16,542,297)      3,810,415      (6,079,930)
       Accounts receivable, trade - third parties                   (17,763)              -               -
       Other receivables                                           (125,232)        303,201        (389,216)
       Other receivables - related parties                       (5,667,880)      2,096,269      11,773,082
       Inventories                                                  847,005      (2,949,054)       (563,202)
       Employee advances                                             38,067         (67,007)        746,324
       Prepaid expense                                             (394,419)     (1,081,102)        415,194
      Increase (decrease) in liabilities:
       Accounts payable                                           1,305,537         850,852        (740,810)
       Accounts payable - related parties                                          (211,274)       (549,371)
       Advances from customers - related parties                   (565,520)      1,366,951      (4,468,312)
       Wages and benefits payable                                   (93,942)        862,872         139,923
       Other taxes payable                                         (481,080)        763,249         416,390
       Other payables                                               153,890          70,110         236,218
       Other payables - related parties                          (1,324,779)        837,554        (367,014)
                                                              -------------   -------------   -------------
         Net cash provided by operating activities               12,939,029      43,305,597      36,531,216
                                                              -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to related party                                      (24,992,000)              -               -
    Loan to Chinese Government                                   (3,178,500)              -               -
    Acquisition of intangibles                                      (42,273)       (113,133)       (158,153)
    Purchase of land use right                                            -               -      (3,593,700)
    Proceeds from sales of equipment and automobiles                 76,596          28,581         713,036
    Purchase of equipment and automobiles                        (7,769,394)     (6,100,936)     (4,268,097)
                                                              -------------   -------------   -------------
         Net cash used in investing activities                  (35,905,571)     (6,185,488)     (7,306,914)
                                                              -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments, net of borrowings on short term notes payable               -               -      (5,324,000)
    Payments on long term debt                                   (2,130,000)       (156,984)       (259,513)
    Payments to minority interest shareholder                             -         (58,136)     (7,778,113)
    Proceeds from long term debt                                          -               -      10,657,742
    Proceeds of stock receivable                                          -               -           6,650
                                                              -------------   -------------   -------------
         Net cash used in financing activities                   (2,130,000)       (215,120)     (2,697,234)
                                                              -------------   -------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           1,820,616       1,397,130          (8,239)
                                                              -------------   -------------   -------------
(DECREASE) INCREASE IN CASH                                     (23,275,926)     38,302,119      26,518,829

CASH, beginning of year                                          77,545,991      39,243,872      12,725,043
                                                              -------------   -------------   -------------
CASH, end of year                                             $  54,270,065   $  77,545,991   $  39,243,872
                                                              =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

NOTE 1 - BACKGROUND

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens") was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., and subsequently to Strategika, Inc. in February 2002.

Pursuant to an Agreement and Plan of Reorganization, dated August 22, 2003 (the "Agreement"), the Company, Tianshi International Group Limited ("Tianshi International"), and Jinyuan Li, Wenjun Jiao and Yupeng Yan, all Chinese Nationals who were stockholders of Tianshi International (the "Tianshi Stockholders"), on September 9, 2003, the Company received from the Tianshi Stockholders all of the issued and outstanding common stock of Tianshi International in exchange for the issuance by the Company of 68,495,000 shares of its common stock to the Tianshi Stockholders, representing 95% of the issued and outstanding common stock of the Company at such time, after giving effect to the issuance.

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

Tianshi International was incorporated March 24, 2003, in the territory of the British Virgin Islands. On June 18, 2003, Tianshi International acquired 80% of Tianjin Tianshi Biological Development Co., Ltd ("Biological") from Tianshi Hong Kong International Development Co., Ltd. ("Tianshi Hong Kong"), which is 100% owned by the Company's Chairman, Chief Executive Officer and President, Jinyuan Li. Biological is a Chinese-foreign equity joint venture company established under the laws of the People's Republic of China (the "PRC" or "China") on March 27, 1998. Biological is subject to the Law on Sino Foreign Equity Joint Ventures, its implementation regulations and other related rules and regulations. Biological is an independent legal entity having the legal structure of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Biological provides for a 50-year term with registered capital of $10,000,000. As an approved Chinese-foreign equity joint venture, Biological receives special income tax incentive treatment from both the local (Wuqing County) and central governments in China.

The original partners in this joint venture were Tianshi Hong Kong, incorporated in Hong Kong which owned 80% of the joint venture, and Tianjin Tianshi Biological Engineering Co., Ltd ("Tianshi Engineering"), which owned the remaining 20% of Biological.

Tianshi Hong Kong is owned 100% by Jinyuan Li. Tianshi Engineering is 49% owned by Ms. Baolan Li and 51% by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"). In June 2003, Tianshi Engineering transferred its 20% interest in Biological for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd ("Tianshi Pharmaceuticals") and Tianshi International acquired 80% of Biological from Tianshi Hong Kong for no consideration. This transfer was made for no consideration, since Jinyuan Li is president and sole shareholder of both companies.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

As result of the above transactions, Tianshi International is now a wholly owned subsidiary of the Company and Biological remains an 80% owned subsidiary of Tianshi International. The summary of Tiens' organization is described as follows:

As of December 31, 2006, Tiens is owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Mr. Jinyuan Li. Tiens owns 100% of Tianshi International. Tianshi International owns 80% of Biological.

Tianshi Group is owned 90% by Mr. Jinyuan Li and 10% by his daughter, Ms. Baolan Li. Tianshi Group owns 87.66% of Tianshi Pharmaceuticals and 51% of Tianshi Engineering. Tianshi Pharmaceuticals owns 20% of Biological.

Ms. Baolan Li owns 49% of Tianshi Engineering and 7.29% of Tianshi Pharmaceuticals. Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.

On April 20, 2004, Tianshi International entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd. ("Tiens Yihai"). Tiens Yihai is located in Shanghai, PRC, and is in the business of research and development, production and marketing of healthcare, home care and personal care products. Tiens Yihai is a foreign investment joint venture which is incorporated under the laws of PRC. Tiens Yihai is classified as a Foreign Investment Enterprise ("FIE") in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provide for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000. Tianshi International contributes 99.4% of the registered capital and Tianshi Pharmaceuticals contributes the remained 0.6%.

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products, and personal care products. In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Outside the PRC, the Company sells its products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. The Company sells to affiliated companies located in 63 countries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

THE REPORTING ENTITY
--------------------

The Company's consolidated financial statements reflect the activities of the Company and the following Company subsidiaries:

                    Subsidiary                                                   % Ownership
--------------------------------------------------   -------------------------   ------------
Tianshi International Holdings Group, Ltd            British Virgin Islands             100.0%
Tianjin Tianshi Biological Development Co., Ltd      P.R.C.                              80.0%
Tiens Yihai Co., Ltd.                                P.R.C.                              99.4%

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People's Bank of China on December 31, 2006 was US$1.00 = RMB7.8003. The weighted average translation rate of US$1.00 = RMB7.9637 was applied to income statement accounts.

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The Company's financial instruments consist primarily of cash, trade receivable, trade payables, advances, other receivables, and debt instruments. The management believes that the carrying values of these financial instruments approximate their fair values because of their short-term nature. Long term debt is priced at current interest rates, and thus approximates fair values.

CASH AND CASH EQUIVALENTS
-------------------------

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

ALLOWANCES FOR DOUBTFUL ACCOUNTS
--------------------------------

The Company's trade accounts receivables are mainly due from related companies. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end paying particular attention to the age of receivable outstanding. At December 31, 2006 and 2005, receivables outstanding more than 180 days totaled $31,586 and $4,694,584, respectively. The Company did not incur any losses on receivables for the periods reported.

The following table represents the changes of allowance for doubtful accounts:

                                      Balance at     Charged to                    Balance at
                                      Beginning      Costs and                       End of
                                      of Period       Expences       Recovery        Period
                                     ------------   ------------   ------------   ------------
Year ended December 31, 2006
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts      $    206,916   $     86,776   $    206,916   $     86,776

Year ended December 31, 2005
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts      $     30,442   $    176,474   $          -   $    206,916

Year ended December 31, 2004
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts      $          -   $     30,442   $          -   $     30,442

INVENTORIES
-----------

Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

PREPAID EXPENSE
---------------

Prepaid expense consists of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually for determining whether provisions should be accounted. The amount included in Prepaid Expense is the net amount of any provisions.

LOANS RECEIVABLE - RELATED PARTY
--------------------------------

The loans receivable - related party represents a loan of $25,640,000 that has been made to Tianshi Engineering (see Note 4).

PLANT AND EQUIPMENT, NET
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

                                             Estimated Useful Life
                                           -------------------------
Buildings                                          20 years
Machinery and equipment                            10 years
Computer, office equipment and furniture            5 years
Automobiles                                         5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

OTHER ASSETS
------------

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" to use the land. The Company acquired two land use rights for fifty years from the PRC on December 1, 1999 and October 4, 2004 for $635,795 in total. The costs of the rights are being amortized over ten years, using the straight-line method. Other intangible assets include patents and trademarks and are amortized over the estimated useful life ranging from five to ten years.

A portion of long-term prepaid expense represents a deposit made in October 2004 with a local government agency in the amount of $3.59 million to acquire the land use right for land located in Shanghai, China. The land use right deposit is in connection with Tiens Yihai Industrial Park Project ("Tiens Yihai Project") described in Note 10. The land use right is for a term of 50 years and as of December 31, 2006, the Company has not legally acquired the right from the government, but the Company is actively pursuing and working with the government to complete the necessary procedures to obtain final approval on the land use right.

On November 10, 2006, the Company signed a Supplemental Agreement for the Construction and Development of "Tiens Yihai Industrial Park Project" (the "Supplemental Agreement") with the same local government agency, agreeing to provide a loan of $6,357,000 to the local government agency for Tiens Yihai Project (see Note 10). Half of the loan, $3,178,500 was funded on November 27, 2006. Since this loan was related to the acquisition of land use right, it was also included in Long-term prepaid expense.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

MINORITY INTEREST
-----------------

Minority interest represents the outside shareholder's 20% ownership of Biological and 0.6% ownership of Tiens Yihai. The net income is net of minority interest.

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

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

RESEARCH AND DEVELOPMENT
------------------------

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development cost of $1 million, $0.6 million and $0.2 million in 2006, 2005 and 2004, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

INCOME TAXES
------------

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2006 and 2005.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

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

EARNINGS PER SHARE
------------------

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share ( "EPS" ) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the periods ended December 31, 2006, 2005 and 2004.

OTHER COMPREHENSIVE INCOME (LOSS)
---------------------------------

Other comprehensive income (loss) represents foreign currency translation adjustment for the year. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Equity do not include other comprehensive income attributed to minority interest.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not expect the adoption of fin 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

RECLASSIFICATION
----------------

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid for the year ended December 31, 2006 and 2005 amounted to $2,731,755 and $2,302,275. No income taxes were paid for the year ended December 31, 2004 as the Company was not taxed during that year.

Interest paid amounted to $532,887, $515,692 and $173,078 for the years ended December 31, 2006, 2005 and 2004, respectively.

In February 2006, the Company transferred construction in progress no longer useful to the Company totaling $440,366 to Tianshi Group. This amount was outstanding on December 31, 2006 and was included in Other Receivables - related party of the Consolidated Balance Sheets as of December 31, 2006.

In April 2006, the board of Biological declared a dividend in the amount of $7,546,745 to its minority shareholder (Tianshi Pharmaceuticals). The Company used the dividend to offset the receivables from Tianshi Engineering in the amount of $7,308,434 on June 22, 2006. The right of offset existed because:

     1. Tianshi Engineering had determinable outstanding payables to the Company;

     2. Tianshi Pharmaceuticals had determinable outstanding payables to Tianshi Engineering, its affiliate;

     3. The Company had a determinable obligation to pay a dividend to Tianshi Pharmaceuticals;

     4. The Company had the right to setoff the amount owed by Tianshi Engineering and the amount owed by the Company to Tianshi Pharmaceuticals;

     5. Each of the Company, Tianshi Pharmaceuticals and Tianshi Engineering agreed to the offset; and

     6. The agreement to offset is enforceable pursuant to Chinese contract law.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

The remaining balance of $238,311 is disclosed under dividend payable to minority interest in the accompanying consolidated balance sheets.

NOTE 4 - LOAN RECEIVABLE - RELATED PARTIES

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($25,640,000) from Biological. This amount was repaid to Biological by December 31, 2005. Then this amount was loaned to Tianshi Engineering again on January 1, 2006 with a due date of December 31, 2006. The loan was originally interest free. The purpose of the loan is to help Tianshi Engineering to strengthen its sales network in China. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The stated interest rate is the current interest rate for the same level of loan stipulated by the People's Bank of China. As of December 31, 2006, the interest rate was 6.30%

NOTE 5 - EMPLOYEE ADVANCES

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $111,121 and $145,071 at December 31, 2006 and December 31, 2005, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following at December 31, 2006 and 2005, respectively:

                                                         2006           2005
                                                     ------------   ------------
Raw materials                                        $  2,106,929   $  2,538,980
Packing materials                                       1,113,360        999,392
Miscellaneous supplies                                    377,819        302,510
Work in process                                           688,007        129,144
Processing materials                                      369,618        813,713
Finished goods                                          2,189,375      2,732,613
                                                     ------------   ------------
Total                                                $  6,845,108   $  7,516,352
                                                     ============   ============

The Company has written off obsolete goods that amounted to $59,832, $154,525 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

Plant and equipment consists of the following at December 31, 2006 and 2005:

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

                                                        2006           2005
                                                    ------------   ------------
Buildings and improvements                          $ 14,829,748   $ 13,907,626
Office facilities                                        323,753        283,503
Computer equipment and software                        1,622,731      1,441,159
Equipment                                              9,329,628      7,352,056
Vehicles                                               5,187,572      3,619,837
Construction in progress                               7,629,623      3,991,285
                                                    ------------   ------------
Total                                                 38,923,055     30,595,466
Less: accumulated depreciation                        (8,411,736)    (5,717,778)
                                                    ------------   ------------
Plant and equipment, net                            $ 30,511,319   $ 24,877,688
                                                    ============   ============

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $2,509,261, $1,701,415 and $1,303,433, respectively.

NOTE 8 - OTHER RECEIVABLE - RELATED PARTIES

Other receivable - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable.

The following table summarizes the other receivables balance from related parties as of December 31:

                                                     December 31,   December 31,
                                                         2006          2005
                                                     ------------   ------------
Tianjin Juchao Commercial and Trading Co., Ltd       $          -   $  2,411,657
Tianjin Tianshi Biological Engineering Co., Ltd         5,592,772              -
Xiong Real Estate Development                               1,039        620,000
Tianjin Tianshi Technical School                           46,589              -
JinMao (Group) Holding                                    104,466        101,044
Shanghai Tianshi Jinquan Investment Co.                     2,129              -
Tianjin Tianshi Group Co., Ltd                          2,650,232        148,380
                                                     ------------   ------------
              Total                                  $  8,397,227   $  3,281,081
                                                     ============   ============

NOTE 9 - INTANGIBLE ASSETS

Amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $103,694, $134,070 and $51,718, respectively, and intangible assets consists of the following at December 31:

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

                                                        2006          2005
                                                    ------------   ------------
Land use rights                                     $    673,627   $    635,795
Other intangible assets                                  267,815        150,965
Less accumulated amortization                           (431,259)      (310,123)
                                                    ------------   ------------
Intangible assets, net                              $    510,183   $    476,637
                                                    ============   ============

NOTE 10 - INVESTMENT IN TIENS YIHAI CO. LTD.
--------------------------------------------

On April 20, 2004, Tianshi International entered a Joint Venture Project with Tianshi Pharmaceuticals to establish Tiens Yihai. On September 15, 2004, the board of directors of Tianshi International ratified the Joint Venture Project. The total amount to be invested in Tiens Yihai will amount to $400 million, of which $200 million will be registered capital. Tianshi International will contribute $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals will contribute $1.2 million representing 0.6% of the registered capital of Tiens Yihai. Tianshi International will secure additional financing for the remaining $200 million.

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

In October 2004, the Company paid a 10% deposit totaling of $3.59 million to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, "Local Government") for acquiring the land use right of 1,600 mu (263 acres) located in Shanghai. However, in 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations have been adjusting and re-allotting projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, which project is proposed to be constructed on state-owned property, were awaiting further decisions by state and local government.

On November 10, 2006, Tiens International and the Local Government entered into the Supplemental Agreement. In order to proceed with the purchase of the property by Tiens Yihai, Tianshi International is required to provide a loan of RMB50,000,000 ($6,357,000) to the Local Government for relocation costs for people living on the property. The RMB50,000,000 ($6,357,000) loan is to be funded in two installments:

     o The first installment of RMB25,000,000 ($3,178,500) was paid on November 27, 2006.
     o The second installment of RMB25,000,000 ($3,178,500) is to be paid after Tiens Yihai obtains a construction engineering license to develop the property.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

There is currently no guarantee or written contract requiring the government to transfer the property to Tiens Yihai. If Tiens Yihai is not able to acquire the property, it is not clear whether the initial loan of RMB25,000,000 ($3,178,500) will be refunded to Tianshi International.

In return for the loan of RMB50,000,000 ($6,357,000), Tiens Yihai will receive a tax credit in the amount of RMB50,000,000 ($6,357,000) and accrue interest at a rate equal to the interest rate stipulated by the People's Bank of China for a loan of the same level. In addition, Tianshi Group, a related party, has agreed to provide a guarantee on behalf of the Local Government for an additional loan from a commercial bank of RMB50,000,000 ($6,357,000).

Presently, we are unable to forecast the direction, outcome and/or completion date of the Yihai Project. As of December 31, 2006, Tiens Yihai was a developmental stage company and had not yet conducted any operations.

Long-term prepaid expenses consists of:

                                                     December 31,   December 31,
                                                         2006           2005
                                                     ------------   ------------
Prepaid land use right                               $  3,807,540   $  3,682,800
Loan to Chinese government                              3,223,808              -
                                                     ------------   ------------
Total long term prepayment                           $  7,031,348   $  3,682,800
                                                     ============   ============

NOTE 11 - LONG TERM DEBT
------------------------

Note payable - related party
----------------------------

On September 10, 2004, Tianshi International signed a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million to fund Tianshi International's contribution due to Tiens Yihai. Mr. Jinyuan Li, the president and major shareholder of the Company, is a director of Tiens Yihai and a director of Tianyuan Capital. Mr. Jinyuan Li owns 100% of Tianyuan Capital. The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June, 2006 and ending June 31, 2011. The first interest payment was to be paid on December 31, 2004 at an annual interest rate of 5%. Interest of $532,887 was paid for the year ended December 31, 2006, and two installment payments had been made by the end of December, 2006. Total principal payments for the next five years on all long-term debt are as follows:

                                                    December 31,   December 31,
                                                        2006           2005
                                                    ------------   ------------
Note payable to Tianyuan Capital
   Development Corp. Ltd., related party            $  8,527,742   $ 10,657,742
Less current portion of long term debt                (2,130,000)    (2,130,000)
                                                    ------------   ------------
Total                                               $  6,397,742   $  8,527,742
                                                    ============   ============

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

           Year Ending
            December 31,            Amount
------------------------------   -------------
               2007              $   2,130,000
               2008                  2,130,000
               2009                  2,130,000
               2010                  2,130,000
               2011                      7,742

NOTE 12 - MINORITY INTEREST AND DISTRIBUTION
--------------------------------------------

The roll forward of Minority Interest in the Balance Sheet is shown below:

                                                  Biological                             Yihai
                                                  Minority                              Minority
                              Biological           Owners                                Owners         Total Minority
                                 (USD)             (20%)            Yihai (USD)         (0.60%)            Interest
                            ---------------    ---------------    ---------------    ---------------    ---------------
December 31, 2003           $    41,363,630    $     8,272,726    $             -    $             -    $     8,272,726
  Paid-in-capital                         -                  -         30,033,868            180,203            180,203
  Comprehensive income           35,067,574          7,013,515                  -                  -          7,013,515
  Dividend distribution         (24,646,935)        (4,929,387)                 -                  -         (4,929,387)
  Dividend distribution         (15,125,000)        (3,025,000)                 -                  -         (3,025,000)
                            ---------------    ---------------    ---------------    ---------------    ---------------
December 31, 2004                36,659,269          7,331,854         30,033,868            180,203          7,512,057
  Comprehensive income           36,633,220          7,326,644           (835,705)            (5,014)         7,321,630
  Dividend distribution         (14,523,235)        (2,904,647)                 -                  -         (2,904,647)
                            ---------------    ---------------    ---------------    ---------------    ---------------
December 31, 2005                58,769,254         11,753,851         29,198,163            175,189         11,929,040
  Comprehensive income           37,464,431          7,492,886          1,356,883              8,142          7,501,028
  Dividend distribution         (37,733,723)        (7,546,745)                 -                  -         (7,546,745)
                            ---------------    ---------------    ---------------    ---------------    ---------------
December 31, 2006           $    58,499,962    $    11,699,992    $    30,555,046    $       183,331    $    11,883,323
                            ===============    ===============    ===============    ===============    ===============

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. In 2006 and 2005, minority shareholders owned approximately 20% of the Company's subsidiaries. The table below shows the allocation of dividends between Tianshi International and the minority shareholder and dividends outstanding.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

                                          TIANSHI             MINORITY
Date                                   INTERNATIONAL        SHAREHOLDER             Totals
---------------------------------   ------------------   ------------------   ------------------
Dividends outstanding,
 December 31, 2004 Balance          US$      9,743,635   US$              -   US$      9,743,635
Dividends declared                          11,618,588            2,904,647           14,523,235
Dividends paid                              (6,204,800)          (2,904,647)          (9,109,447)
Accumulated Other Comprehensive
 Income (loss)                                 728,420                    -              728,420
                                    ------------------   ------------------   ------------------
Dividends outstanding,
 December 31, 2005 Balance          US$     15,885,843                    -           15,885,843
Dividends declared                          30,186,978            7,546,745           37,733,723
Dividends paid                              (1,557,742)          (7,308,434)          (8,866,176)
Accumulated Other Comprehensive
 Income (loss)                               1,463,775                    -            1,463,775
                                    ------------------   ------------------   ------------------
Dividends outstanding,
 December 31, 2006 Balance          US$     45,978,854              238,311           46,217,165
                                    ==================   ==================   ==================

NOTE 13 - INCOME TAXES
----------------------

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

Tiens Yihai is located in a Special Industry Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the first year profits are made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai doing business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break. As of December 31, 2006, Tiens Yihai is in the developmental stage of its organization and did not have any operating income.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

Provision for income taxes for the years ending December, 2006, 2005 and 2004 were $2,823,899, $2,984,302 and $0, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                 2006               2005
                                           ---------------    ---------------
U.S. Statutory rate                                   34.0%              34.0%
Foreign income not recognized in USA                 (34.0)             (34.0)
China income taxes                                    33.0               33.0
China income taxes savings                           (25.5)             (25.5)
                                           ---------------    ---------------
Total provision for income taxes                       7.5%               7.5%
                                           ===============    ===============

The estimated tax savings due to the reduced tax rate for the years ending December 31, 2006, 2005 and 2004 amounted to $9,601,257, $10,146,627 and
$11,369,098, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the years ended December 31, 2006, 2005 and 2004 by $0.11, $0.11 and $0.13, respectively

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
------------------------------------------------

                                                                                    Tianshi
                                             Biological             Yihai        International          Total
                                           ---------------    ---------------    ---------------   ---------------
Balance as of December 31, 2005            $     1,088,433    $       732,331    $       413,449   $     2,234,213
Increase during the year                         1,020,641            995,361          1,464,773         3,480,775
                                           ---------------    ---------------    ---------------   ---------------
Balance as of December 31, 2006            $     2,109,074    $     1,727,692    $     1,878,222   $     5,714,988
                                           ===============    ===============    ===============   ===============

Accumulated Other Comprehensive Income incurred in Biological and Tiens Yihai due to the balance sheets translation. Accumulated Other Comprehensive Income incurred in Tianshi International due to the effect of foreign exchange rate on dividend receivable from Biological. Since this income is not realized, it was included in Accumulated other comprehensive income.

NOTE 15 - RETIREMENT PLAN
-------------------------

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

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $475,331, $434,363 and $89,593 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $45,871, $41,860 and $9,677 for the years ended December 31, 2006, 2005 and 2004, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the new medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $259,315, $181,597 and $42,849 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 16 - STATUTORY RESERVES
----------------------------

The laws and regulations of the People's Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves represent restricted retained earnings and include the surplus reserve fund, the common welfare fund, and the enterprise fund.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2006, 2005 and 2004, the Company transferred $0, $0 and $2,845,324, respectively.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings, or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

Common welfare fund
-------------------

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the years ended December 31, 2006, 2005 and 2004, the directors authorized, subject to shareholders' approval, the transfer of $0, $0 and $1,422,661, respectively.

Enterprise fund
---------------

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required. For the years ended December 31, 2006, 2005 and 2004, the board of directors authorized, subject to shareholders' approval, the transfer of $0, $0 and $1,422,661, respectively.

 The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

NOTE 17 - RELATED PARTY TRANSACTIONS

Transactions with Tianshi Engineering
-------------------------------------

The Company sells products to Tianshi Engineering, a related party through common ownership. The related party distributors in turn market and sell the Company's products to independent distributors or end users of the products. The related party distributors are solely responsible for all marketing and payments of sales commissions to independent distributors.

Total sales to the related party amounted to $27,074,979, $38,181,090 and $29,210,167 for the years ended December 31, 2006, 2005 and 2004. This represents 100% of total sales in China for the years then ended. Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, in order to support Tianshi Engineering's marketing efforts in anticipation of receiving a direct selling license in China, the Company has agreed to allow Tianshi Engineering to retain those collections. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning on January 1, 2007, the other receivables - related parties become interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People's Bank of China. As of December 31, 2006, the interest rate was 6.30%.

On October 1, 2005, Biological loaned Tianshi Engineering RMB 200,000,000 ($25,640,000). The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loans was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. In order to continue support of Tianshi Engineering's efforts in China, on December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan is the current interest rate stipulated by the People's Bank of China for a loan of the same amount. All receivables from Tianshi Engineering will be settled by cash payment.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

As of December 31, 2006 and 2005, amounts due from Tianshi Engineering were as follows:

                                                     2006              2005
                                                ---------------   ---------------
Accounts receivable - related parties           $     7,827,372   $       204,275
Other receivable - related parties                    5,592,772                 -
Loan receivable - related parties                    25,640,000                 -
                                                ---------------   ---------------
Total receivables from Tianshi Engineering      $    39,060,144   $       204,275
                                                ===============   ===============

Transactions with Tianshi Group
-------------------------------

On June 30, 2003, the Company entered into an office and facilities lease agreement with Tianshi Group, a company owned 90% by Jinyuan Li and 10% by Baolan Li. Under the terms of the 5 year agreement, the Company's annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense totaled $662,082, $667,990 and $595,494 for the years ended December 31, 2006, 2005 and 2004, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

On October 15, 2005 the Company made a loan of $2.4 million to Tianjin Juchao Commercial and Trading Co., Ltd ("Juchao"), a Chinese company owned 40% by Jinyuan Li and 60% by Baolan Li, his daughter, with no interest. Subsequently, during the second quarter of 2006, the owners began dissolving Juchao and the related $2.4 million other receivable obligation was transferred to and assumed by Tianshi Group.

On November 10, 2006, Tiens International signed an agreement with Shanghai Zhu Jia Jiao Industrial Park Economic Development Ltd (see note 10). Tianshi Group has also agreed to provide a guarantee on behalf of the local government for a loan from a commercial bank of RMB50,000,000.

In February 2006, the Company transferred an amount of $440,366 from construction in progress to other receivables-related parties. This pertained to the transfer of certain assets to Tianshi Group that were no longer necessary for the Company's operations.

As of December 31, 2006 and 2005, amounts due from Tianshi Group were $2,650,232 and $148,380, respectively and were included in Other receivable - related parties.

Transaction with international related party distributors
---------------------------------------------------------

The Company sells products to international distributors. The Company's CEO Jinyuan Li, is one of the owners of these distributors. The distributors market and sell the Company's products to independent distributors or end users of the products. Total sales to these related parties international distributors were $39,715,487, $30,507,579 and $29,700,365 for the years ended December 31, 2006,
2005 and 2004. Total accounts receivable as of December 31, 2006 and 2005 were $5,099,298 and $1,961,683, respectively.

                TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

NOTE 18 - ADDITIONAL PRODUCT SALES INFORMATION

The Company has a single operating segment. 99.9% of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company's revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

Revenue                      2006             2005               2004
--------------------   ---------------   ---------------   ---------------
China                  $    27,074,979   $    38,181,090   $    29,210,167
International               39,715,487        30,507,579        29,700,365
                       ---------------   ---------------   ---------------
Total                  $    66,790,466   $    68,688,669   $    58,910,532
                       ===============   ===============   ===============

Revenue by Product Group:

                   Revenue                       2006              2005               2004
----------------------------------------   ---------------    ---------------    ---------------
Wellness products                          $    58,845,597    $    58,884,556    $    53,103,810
Dietary supplement products                      5,255,277          4,360,795          2,543,765
Personal care products                           2,689,592          5,443,318          3,262,957
                                           ---------------    ---------------    ---------------
Total                                      $    66,790,466    $    68,688,669    $    58,910,532
                                           ===============    ===============    ===============