Form 10-Q
period 2007-03-31
TIENS BIOTECH GROUP USA INC
filed 2007-05-15
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to_____.

Commission File Number: 1-32477

TIENS BIOTECH GROUP (USA), INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2926439
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization.)	Identification No.)

No. 6, Yuanquan Rd.
Wuqing New Tech Industrial Park
Tianjin, China 301700
(Address of principal executive offices, including zip code)

Registrant’s Telephone Number: +86-22-8213-7915

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐           Accelerated Filer ☐             Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 71,333,586 shares of the Company’s common stock outstanding on May 11, 2007.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$50,926,651	$54,270,065
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $83,958 and $86,776
as of March 31, 2007 and December 31, 2006, respectively	16,707,575	12,926,670
Accounts receivable, trade - third parties	18,319	18,135
Inventories	6,258,266	6,845,108
Other receivables	304,927	349,905
Other receivables - related parties	7,855,811	8,397,227
Employee advances	103,929	111,121
Prepaid expense	2,265,153	2,135,917
Total current assets	84,440,631	85,054,148

PLANT AND EQUIPMENT, net	32,351,061	30,511,319

OTHER ASSETS:
Intangible assets, net	3,021,408	510,183
Long-term prepaid expenses	4,747,661	7,031,348
Loans receivable - related party	26,256,356	25,640,000
Total other assets	34,025,425	33,181,531

Total assets	$150,817,117	$148,746,998

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,258,547	$4,123,105
Advances from customers - related parties	1,542,768	1,570,120
Wages and benefits payable	989,889	992,068
Other taxes payable	1,379,199	969,760
Other payables	352,170	500,213
Other payables - related parties	202,027	522,105
Dividend payable to minority interest	240,728	238,311
Current portion of long-term debt, related party	2,130,000	2,130,000
Total current liabilities	10,095,328	11,045,682

LONG-TERM DEBT, net of current portion, related party	6,397,742	6,397,742

Total liabilities	16,493,070	17,443,424

MINORITY INTEREST	7,066,916	11,883,323

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 260,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	8,842,009	8,842,009
Statutory reserves	9,420,783	9,420,783
Retained earnings	101,932,956	95,371,137
Accumulated other comprehensive income	6,990,049	5,714,988
Total shareholders' equity	127,257,131	119,420,251
Total liabilities and shareholders' equity	$150,817,117	$148,746,998

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
REVENUE - RELATED PARTIES	$16,236,789	$16,722,560

COST OF SALES	4,435,599	4,806,296

GROSS PROFIT	11,801,190	11,916,264

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,222,756	2,566,422

INCOME FROM OPERATIONS	8,578,434	9,349,842

OTHER INCOME (EXPENSE), net	447,613	(37,721)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	9,026,047	9,312,121

PROVISION FOR INCOME TAXES	711,010	733,531

INCOME BEFORE MINORITY INTEREST	8,315,037	8,578,590

MINORITY INTEREST	1,753,218	1,808,881

NET INCOME	6,561,819	6,769,709

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,275,061	717,827

COMPREHENSIVE INCOME	$7,836,880	$7,487,536

EARNINGS PER SHARE, BASIC AND DILUTED	$0.09	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
						other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income (loss)	Total
BALANCE, December 31, 2005,	71,333,586	$71,334	$8,842,009	$9,420,783	$69,079,060	$2,234,213	$89,647,399

Net Income					6,769,709		6,769,709
Foreign currency translation gain						717,827	717,827

BALANCE, March 31, 2006, unaudited	71,333,586	71,334	8,842,009	9,420,783	75,848,769	2,952,040	97,134,935

Net Income					19,522,368		19,522,368
Foreign currency translation gain						2,762,948	2,762,948

BALANCE, December 31, 2006,	71,333,586	71,334	8,842,009	9,420,783	95,371,137	5,714,988	119,420,251

Net Income					6,561,819		6,561,819
Foreign currency translation gain						1,275,061	1,275,061

BALANCE, March 31, 2007, unaudited	71,333,586	$71,334	$8,842,009	$9,420,783	$101,932,956	$6,990,049	$127,257,131

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,561,819	$6,769,709
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	1,753,218	1,808,881
Depreciation	698,773	558,017
Amortization	26,174	20,111
Loss on sale of assets	-	3,644
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(3,636,012)	(7,695,991)
Inventories	653,771	1,766,918
Other receivables	47,869	(171,315)
Other receivables - related parties	599,858	(28,794,694)
Employee advances	8,287	(120,609)
Prepaid expense	(107,382)	144,834
Accrued interest on long term prepaid expense	(48,855)	-
Accrued interest on loan receivable	(356,356)	-
Increase (decrease) in liabilities:
Accounts payable	(902,938)	(388,043)
Advances from customers - related parties	(43,110)	54,866
Wages and benefits payable	(11,718)	(538,016)
Other taxes payable	398,094	(206,025)
Other payables	(152,536)	117,313
Other payables - related parties	(297,067)	39,368
Net cash provided by (used in) operating activities	5,191,889	(26,631,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investment	-	(13,638,900)
Increase in intangible assets	(127,996)	(25,059)
Proceeds from sales equipment and automobiles	-	34,891
Purchase of equipment and automobiles	(2,223,331)	(2,086,972)
Net cash used in investing activities	(2,351,327)	(15,716,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority interest shareholder	(6,676,102)	-
Net cash used in financing activities	(6,676,102)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	492,126	271,593

DECREASE IN CASH	(3,343,414)	(42,075,479)

CASH, beginning of year	54,270,065	77,545,991

CASH, end of period	$50,926,651	$35,470,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$700,941	$757,394

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Note 1 - Background

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens") was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., in February 2002 to Strategika, Inc., and in August 2003 to the current name.

As of March 31, 2007, Tiens is owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Mr. Jinyuan Li. Tiens owns 100% of Tianshi International Group Limited (“Tianshi International”). Tianshi International owns 80% of Tianjin Tianshi Biological Development Co., Ltd. (“Biological”).

Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”) is owned 90% by Mr. Jinyuan Li and 10% by his daughter, Ms. Baolan Li. Tianshi Group owns 87.66% of Tianjin Tianshi Pharmaceuticals Co., Ltd. (“Tianshi Pharmaceuticals”) and 51% of Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”). Tianshi Pharmaceuticals owns 20% of Biological. Ms. Baolan Li owns 49% of Tianshi Engineering and 7.29% of Tianshi Pharmaceuticals. Tianjin Feishi Transportation Co., Ltd. owns 5.05% of Tianshi Pharmaceuticals.

On April 20, 2004, Tianshi International entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd. ("Tiens Yihai"). Tiens Yihai is located in Shanghai, PRC, and was established to build a new research facility which would also produce the Company's nutrition supplement, home care, and personal care products. Tiens Yihai is a foreign investment joint venture which is incorporated under the laws of PRC. Tiens Yihai is classified as a Foreign Investment Enterprise (“FIE”) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provide for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000. Tianshi International contributes 99.4% of the registered capital and Tianshi Pharmaceuticals contributes the remained 0.6%.

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products, and personal care products. In the People’s Republic of China (“PRC”), the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Outside the PRC, the Company sells its products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. The Company sells to affiliated companies located in 63 countries.

Note 2 - Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
The reporting entity

The Company’s consolidated financial statements reflect the activities of the Company and the following Company subsidiaries:
Subsidiary	Jurisdiction of formation	% Ownership
Tianshi International Holdings Group, Ltd.	British Virgin Islands	100.0%
Tianjin Tianshi Biological Development Co., Ltd.	P.R.C.	80.0%
Tiens Yihai Co., Ltd.	P.R.C.	99.4%

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Foreign currency translation

The reporting currency of the Company is the US dollar. Biological's and Tiens Yihai's financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.

Translation adjustments amounted to $6,990,049 and $5,714,988 as of March 31, 2007 and December 31, 2006, respectively. Asset and liability accounts at March 31, 2007 were translated at 7.72 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2007 and 2006 were 7.75 RMB and 8.05 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at March 31, 2007 and December 31, 2006, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

	March 31, 2007		December 31, 2006
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$(8,527,742)	$(8,466,980)	$(8,527,742)	$(8,527,742)

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Allowances for doubtful accounts

The Company's trade accounts receivable are mainly due from related companies. Management reviews its accounts receivable on a regular basis, to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At March 31, 2007 and December 31, 2006 receivables outstanding more than 180 days totaled $125,151 and $31,586, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes of allowance for doubtful accounts:
	Balance at Beginning of Period	Charged to Costs and Expenses	Recovery	Balance at End of Period
Period ended March 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$86,776	$-	$2,818	$83,958

Year ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$206,916	$86,776	$206,916	$86,776

Year ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$30,442	$176,474	$-	$206,916

Year ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$-	$30,442	$-	$30,442

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out basis. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Prepaid expense

Prepaid expense consists of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually for determining whether provisions should be recorded.

Loans receivable - related party

The loans receivable - related party represents a $26,256,356 loan that has been made to Tianshi Engineering (see Note 4).

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	20 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as construction is completed and the assets are ready for their intended use.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the consolidated statements of income. Maintenance, repairs and minor renewals are charged directly to expenses, as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed periodically as to whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, the Company expects these assets to be fully recoverable.

Other assets

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants "land use rights." The Company acquired two land use rights for fifty years from the PRC on December 1, 1999 and October 4, 2004 for $673,627 in total. The costs are being amortized over ten years, using the straight-line method. Other intangible assets include patents and trademarks and are amortized over the estimated useful life ranging from five to ten years.

A portion of long-term prepaid expense represents a deposit made in October 2004 with a local government agency in the amount of $3.59 million to acquire the land use right for 1600 mu (263 acres) of land located in Shanghai, China. The deposit is in connection with the Tiens Yihai Industrial Park Project (“Tiens Yihai Project”) described in Note 10. The land use right is for a term of 50 years and as of March 31, 2007, the Company had obtained the land use rights for 300 mu (50 acres).

On November 10, 2006, the Company signed a Supplemental Agreement for the Construction and Development of Tiens Yihai Project (the “Supplemental Agreement”) with the same local government agency, agreeing to provide a loan of $6,475,000 to the local government agency for the Tiens Yihai Project (see Note 10). Half of the loan, $3,237,500 was funded on November 27, 2006. Since this loan was related to the acquisition of a land use right, it was also included in Long-term prepaid expenses.

Minority interest

Minority interest represents the outside shareholder’s 20% ownership of Biological and 0.6% ownership of Tiens Yihai. Net income is net of minority interest.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Revenue recognition

The Company recognizes revenue from sales in China (“domestic sales”), net of commissions and taxes, only after the distributor recognizes sales to unaffiliated third parties. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes, as goods are shipped and cleared by the international customs department.

The Company is generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, the Company permits customers to return their products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, "Revenue Recognition when the Right of Return Exists," revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development cost of $145,495 and $317,468 for the three months ended March 31, 2007 and 2006, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2007 and December 31, 2006.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed, using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in computing assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that management believes it probable that taxable profit will be available against which deductible temporary differences can be used.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when related items are credited or charged directly to equity, in which case the deferred tax is also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if management considers it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is believed greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Earnings per share

The Company adopted SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2007 and 2006.

Other comprehensive income

Other comprehensive income represents foreign currency translation adjustment for the year. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Shareholders’ Equity do not include other comprehensive income attributed to minority interest.

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). EITF No. 06-3 permits such taxes to be presented on either a gross basis or a net basis, as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact the Company’s consolidated financial statements. The Company presents the taxes within the scope of EITF No. 06-3 on a net basis.

In July 2006, the FASB issued FIN 48, which the Company adopted on January 1, 2007. (See Income Taxes in this Note 2.)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS 157 will have a material effect on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the three months ended March 31, 2007 and 2006 amounted to $700,941 and $754,360, respectively.

No Interest was paid during the three months ended March 31, 2007 and 2006.

In February 2006, the Company received part of the land use right that the Company prepaid in 2004; accordingly, a total of $2,396,419 was reclassified from long-term prepaid expenses to intangible assets.

Note 4 - Loans receivable - related parties

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($25,900,000) from Biological. The purpose of the loan is to help Tianshi Engineering strengthen its sales network in China. This amount was repaid to Biological by December 31, 2005. Then this amount was loaned to Tianshi Engineering again on January 1, 2006 with a due date of December 31, 2006. The loan was originally interest free. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan at a rate of 5.58%. The stated interest rate is the current interest rate for the same level of loan stipulated by the People’s Bank of China. The Company accrued $356,356 of interest for this loan as of March 31, 2007.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Note 5 - Employee advances

Employee advances represent cash advances to various employees of the Company. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $103,929 and $111,121 as of March 31, 2007 and December 31, 2006, respectively.

Note 6 - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Raw materials	$1,824,563	$2,106,929
Packing materials	1,152,202	1,113,360
Miscellaneous supplies	232,909	377,819
Work in process	401,105	688,007
Processing materials	373,344	369,618
Finished goods	2,274,143	2,189,375
Total	$6,258,266	$6,845,108

The Company wrote off obsolete goods that amounted to $0 and $59,832 for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Note 7 - Property, plant and equipment, net

Plant and equipment consists of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Buildings and improvements	$14,980,128	$14,829,748
Office facilities	328,484	323,753
Computer equipment and software	1,669,575	1,622,731
Equipment	9,689,937	9,329,628
Vehicles	5,240,173	5,187,572
Construction in progress	9,641,225	7,629,623
Total	41,549,522	38,923,055
Less: accumulated depreciation	(9,198,461)	(8,411,736)
Plant and equipment, net	$32,351,061	$30,511,319

Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $698,773 and $558,017, respectively.

Note 8 - Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Tianjin Tianshi Biological Engineering Co., Ltd	$5,138,530	$5,592,772
Xongshi Real Estate Development	2,493	1,039
Tianjin Tianshi Technical School	16,770	46,589
JinMao (Group) Holding	105,526	104,466
Shanghai Tianshi Jinquan Investment Co.	2,426	2,129
Tianjin Tianshi Group Co., Ltd	2,590,066	2,650,232
Total	$7,855,811	$8,397,227

See Note 17 for discussion of how these entities are related to Tiens.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Note 9 - Intangible assets

Intangible assets consists of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Land use rights	$3,077,471	$673,627
Other intangible assets	399,013	267,815
Less accumulated amortization	(455,076)	(431,259)
Intangible assets, net	$3,021,408	$510,183

Amortization expense for the three months ended March 31, 2007 and 2006 amounted to $26,174 and $20,111, respectively. Since Tiens Yihai did not conduct any operations, no amortization expense was incurred for the land use rights that were received in March 2007.

Note 10 - Investment in Tiens Yihai Co. Ltd.

On April 20, 2004, Tianshi International entered a Joint Venture Project with Tianshi Pharmaceuticals to establish Tiens Yihai. On September 15, 2004, the board of directors of Tianshi International ratified the Joint Venture Project. The total amount to be invested in Tiens Yihai was to be $400 million, of which $200 million was to be registered capital. Tianshi International was to contribute $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals was to contribute $1.2 million, representing 0.6% of the registered capital.

In October 2004, the Company paid a 10% deposit totaling of $3.59 million to Zhu Jia Jiao Industrial Park Economic Development Ltd. (representative of the local government, “Local Government”) to acquire the land use right of 1,600 mu (263 acres) located in Shanghai. However, in 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations readjusted and re-allocated projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for decisions by state and local government before proceeding with development.

On November 10, 2006, Tiens International and the Local Government entered into the Supplemental Agreement pursuant to which the parties agreed to the acquisition of land use right by Tiens Yihai of a reduced 80 acre parcel of land. In order to proceed with the purchase of the property by Tiens Yihai, Tianshi International was required to provide a loan of RMB50,000,000 (approximately $6,475,000) to the Local Government for relocation costs for people living on the property. The loan was to be funded in two installments:

•	The first installment of RMB25,000,000 (approximately $3,237,500) was paid on November 27, 2006.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

•	The second installment of RMB25,000,000 (approximately $3,237,500) was to be paid after Tiens Yihai obtains a construction engineering license to develop the property.

In return for the loan, Tiens Yihai will receive a tax credit equal to the amount of the loan, plust interest. The loan accrues interest at a fixed rate of 6.12%, which was the interest rate stipulated by the People’s Bank of China for a loan of the same level on November 27, 2006.

For the three months ended March 31, 2007, the Company accrued $48,855 of interest receivable which was added to the loan and included in long-term prepaid expenses. In addition, Tianshi Group, a related party, has agreed to provide a guarantee on behalf of the Local Government for an additional loan from a commercial bank of RMB50,000,000 (approximately $6,475,000).

As of March 31, 2007, Tiens Yihai had obtained the land use right for 300 mu (50 acres). Therefore, the Company reclassified $2,403,744 to intangible assets from long-term prepaid expenses. Due to the decrease in the size of the property for which the Company has received land use rights and continued uncertainty relating to the Tiens Yihai project, the Company has decided to suspend the development of the property as an industrial park and is currently considering alternative commercial uses.

A total of 15%, or approximately $30,000,000, of the registered capital was required to be contributed by the joint venture partners, within three months of when the business license was issued. Tianshi International made its required capital contribution in the amount of $29,861,853. The remaining registered capital was required to be contributed by each joint venture partner by May 27, 2007. Because of the significant reduction by the Local Government in the number of acres approved for the Tiens Yihai project, the Company does not intend to make the additional capital contribution of $170 million to Tiens Yihai by May 27, 2007. The Company is currently negotiating with the Local Government to eliminate or reduce the requirement in the Tiens Yihai joint venture contract for any additional capital contribution and delay the payment of any such additional capital contribution.

Long-term prepaid expenses consists of:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Prepaid land use right	$1,442,307	$3,807,540
Loan to Chinese government	3,305,354	3,223,808
Total long-term prepayment	$4,747,661	$7,031,348

Note 11 - Long term debt

On September 10, 2004, Tianshi International signed a loan agreement with Tianyuan Capital Development Corp. Ltd. ("Tianyuan Capital") to borrow $10.65 million to fund Tianshi International's contribution due to Tiens Yihai. Mr. Jinyuan Li, the president and major shareholder of the Company owns 100% of Tianyuan Capital, and is a director of Tiens Yihai. The loan bears 5% interest and matures June 30, 2011.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006. Interest of $105,137 was accrued for the three months ended March 31, 2007. Total principal payments for the next five years on all long-term debt are as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$8,527,742	$8,527,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$6,397,742	$6,397,742

12 Months Ending
March 31,	Amount
2008	$2,130,000
2009	2,130,000
2010	2,130,000
2011	2,130,000
2012	7,742
Total	$8,527,742

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Note 12 - Minority interest and distribution

The rollforward of Minority Interest in the Balance Sheet is shown below:

	Biological USD	Biological Minority Owners (20%)	Tiens Yihai (USD)	Tiens Yihai Minority Owners (0.60%)	Total Minority Interest
December 31, 2005	$58,769,254	$11,753,851	$29,198,163	$175,189	$11,929,040
Comprehensive income	37,464,431	7,492,886	1,356,883	8,141	7,501,027
Dividend distribution	(37,733,723)	(7,546,745)	-	-	(7,546,745)
December 31, 2006	$58,499,962	$11,699,992	$30,555,046	$183,330	$11,883,322
Comprehensive income	9,292,225	1,858,445	208,260	1,251	1,859,696
Dividend distribution	(33,380,512)	(6,676,102)	-	-	(6,676,102)
March 31, 2007	$34,411,675	$6,882,335	$30,763,306	$184,581	$7,066,916

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends to the shareholders may occur at different times, resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of March 31, 2007, minority shareholders owned approximately 20% of the Company’s subsidiaries. The table below shows dividends outstanding, as well as the allocation of dividends between Tianshi International and the minority shareholder.

	TIANSHI	MINORITY
Date	INTERNATIONAL	SHAREHOLDER	Total
Dividends outstanding, December 31, 2005 Balance	$15,885,843	$-	$15,885,843
Dividends declared	30,186,978	7,546,745	37,733,723
Dividends paid	(1,557,742)	(7,308,434)	(8,866,176)
Accumulated Other Comprehensive Income	1,463,775	-	1,463,775
Dividends outstanding, December 31, 2006 Balance	$45,978,854	$238,311	$46,217,165
Dividends declared	26,704,410	6,676,102	33,380,512
Dividends paid	-	(6,676,102)	(6,676,102)
Accumulated Other Comprehensive Income	548,984	2,417	551,401
Dividends outstanding, March 31, 2007 Balance	$73,232,248	$240,728	$73,472,976

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Note 13 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's subsidiary, Tianshi International, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiaries, Biological and Tiens Yihai, are Sino-Foreign Joint Ventures incorporated in the PRC. Pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and foreign enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements, unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply.

Biological is located in a Special Economic Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Prior to the year ended December 31, 2002, Biological suffered operating losses. Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes expired for Biological, and it became subject to income tax at a reduced rate of 7.5%.

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Provision for income taxes for the three months ended March 31, 2007 and 2006 were $711,010, and $733,531, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
The following table reconciles the U.S. statutory rates to the Company's effective tax rate at March 31, 2007 and 2006, respectively:

	2007	2006
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income taxes savings	(25.5)	(25.5)
Total provision for income taxes	7.5%	7.5%

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2007 and 2006 amounted to $2,417,435 and $2,494,005, respectively. Earnings per share for the three months ended March 31, 2007 and 2006 would decrease by $0.03 and $0.03, respectively, if the income tax had been applied.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company's finished products can be used to offset the VAT due on sales of the finished goods.

VAT on sales and VAT on purchases amounted to $1,617,952 and $535,489, respectively, for the three months ended March 31, 2007 and $1,460,101 and $437,966, respectively, for the three months ended March 31, 2006. Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 14 - Accumulated other comprehensive income

		Tiens	Tianshi
	Biological	Yihai	International	Total
Balance as of December 31, 2005	$1,088,433	$732,331	$413,449	$2,234,213
Increase during the year	1,020,641	995,361	1,464,773	3,480,775
Balance as of December 31, 2006	$2,109,074	$1,727,692	$1,878,222	$5,714,988
Increase during the year	418,477	307,599	548,985	1,275,061
Balance as of March 31, 2007	$2,527,551	$2,035,291	$2,427,207	$6,990,049

Accumulated Other Comprehensive Income incurred in Biological and Tiens Yihai is due to exchange rate differences. Results of operations are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Accumulated Other Comprehensive Income incurred in Tianshi International is due to the effect of foreign exchange rates on dividends receivable from Biological. Since this income is not realized, it is included in Accumulated Other Comprehensive Income.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Note 15 - Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Biological employees are entitled to a retirement pension amount calculated based upon salary and length of service at date of retirement in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

Biological is required to make contributions to the state retirement plan equal to 20% of the employees' monthly salary. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $144,864 and $115,194 for the three months ended March 31, 2007 and 2006, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $14,387 and $11,278 for the three months ended March 31, 2007 and 2006, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the medical insurance plan, the Company is required to pay an amount equal to 10% of its employees’ salaries to a PRC insurance company, which amounted to $78,809 and $65,027 for the three months ended March 31, 2007 and 2006, respectively.

Note 16 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves represent restricted retained earnings and include the surplus reserve fund, the common welfare fund, and the enterprise fund.

Statutory reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During 2005, the Company's statutory reserve fund had reached 50% of the Company's registered capital, therefore, no statutory reserve is required thereafter.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings, or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2007 and 2006, no transfer was made to this fund.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase working capital for production and operation of the business. No minimum contribution is required. For the three months ended March 31, 2007 and 2006, no transfer was made to this fund.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before these amounts can be returned to the shareholders.

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

Total sales to the related party amounted to $7,151,918 and $8,566,617 for the three months ended March 31, 2007 and 2006, respectively. This represents 100% of total sales in China for the years then ended. Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company has agreed to allow Tianshi Engineering to retain those collections. Balances not remitted to the Company within 90 days are transfered to other receivables - related parties. Beginning on January 1, 2007, this part of other receivables - related parties become interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People's Bank of China. As of March 31, 2007, the fixed interest rate for the first quarter of 2007 was 5.58%, and $66,329 of interest was accrued.

On October 1, 2005, Biological loaned Tianshi Engineering RMB 200,000,000 ($25,900,000). The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loan was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. In order to continue support of Tianshi Engineering's efforts in China, on December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan is the current interest rate stipulated by the People’s Bank of China for a loan of the same amount or 5.58% at March 31, 2007. All receivables from Tianshi Engineering will be settled by cash payment. As of March 31, 2007, $356,356 of interest receivable had been accrued and is included in loans receivable - related party.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Amounts due from Tianshi Engineering were as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Accounts receivable - related parties	$9,032,145	$7,827,372
Other receivables - related parties	5,138,530	5,592,772
Loans receivable - related parties	26,256,356	25,640,000
Total receivables from Tianshi Engineering	$40,427,031	$39,060,144

Transactions with Tianshi Group

On June 30, 2003, the Company entered into an office and facilities lease agreement with Tianshi Group, a company owned 90% by Jinyuan Li and 10% by Baolan Li. Under the terms of the five-year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense totaled $166,332 and $163,119 for the three months ended March 31, 2007 and 2006, respectively.

On November 10, 2006, Tiens International signed an agreement with Shanghai Zhu Jia Jiao Industrial Park Economic Development Ltd (see note 10). Tianshi Group has also agreed to provide a guarantee on behalf of the local government for a loan from a commercial bank of RMB50,000,000.

At March 31, 2007 and December 31, 2006, amounts due from Tianshi Group were $2,590,066 and $2,650,232, respectively and were included in other receivables - related parties.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

Transaction with international related party distributors

The Company sells products to international distributors. The Company’s CEO Jinyuan Li, is one of the owners of these distributors. The distributors market and sell the Company's products to independent distributors or end users of the products. Total sales to these related parties international distributors were $9,026,488 and $8,155,943 for the three months ended March 31, 2007 and 2006. Total accounts receivable as of March 31, 2007 and December 31, 2006 were $7,675,430 and $5,099,298, respectively.

Transaction with other related parties

Xiongshi Real Estate Development is owned by the Company’s CEO Jinyuan Li. Total other receivables from Xiongshi Real Estate Development as of March 31, 2007 and December 31, 2006 amounted to $2,493 and $1,039.

Tianjin Tianshi Technical School is owned by Jinyuan Li. Total other receivables from Tianjin Tianshi Technical School as of March 31, 2007 and December 31, 2006 amounted to $16,770 and $46,589, respectively.

JinMao (Group) Holding is owned by Jinyuan Li. Total other receivables from JinMao (Group) Holding as of March 31, 2007 and December 31, 2006 were $105,526 and $104,466

Shanghai Tianshi Jinquan Investment Co., is owned by Jinyuan Li. Total balances due from the related party amounted to $2,426 and $2,129 as of March 31, 2007 and December 31, 2006, respectively.

Note 18 - Additional product sales information

The Company has a single operating segment. 100% of the Company's revenues were generated from related parties for the three months ended March 31, 2007 and 2006. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
China	$7,210,301	$8,566,617
International	9,026,488	8,155,943
Total	$16,236,789	$16,722,560

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)
Revenue by Product Group:

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Wellness products	$14,727,047	$15,435,652
Dietry supplement products	1,350,882	685,690
Personal care products	158,860	601,218
Total	$16,236,789	$16,722,560

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS Of OPERATIONS

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States Dollars. References to “we”, “us”, the “Company” or “Tiens” include Tiens Biotech Group (USA), Inc. and its subsidiaries, except where the context requires otherwise.

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”; (e) whether Tianshi Engineering, our affiliate that sells our products in China, obtains a direct selling license in China; and (f) whether we are able to find an alternative site to develop a new research and development and manufacturing facility. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

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

OVERVIEW

Tiens researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Our operations are conducted from our headquarters in Tianjin, People’s Republic of China (“China”) through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co. Ltd. (“Biological”). We sell our products to affiliated companies in China and internationally.

Tiens is a Delaware corporation. We own 100% of Tianshi International Holdings Group Ltd., a British Virgin Islands company (“Tianshi International”). Tianshi International owns 80% of Biological.

Tianjin Tianshi Pharmaceuticals Co., Ltd. (“Tianshi Pharmaceuticals”), a Chinese company, owns the remaining 20% of Biological. Tianshi Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”), a Chinese company, and 7.29% owned by Baolan Li, the daughter of our Chairman, President and CEO, Jinyuan Li. Tianshi Group is 90% owned by Jinyuan Li and 10% owned by Baolan Li. Tianshi Group also owns 51% of Tianjin Tianshi Biological Engineering Co. Ltd. (“Tianshi Engineering”), the entity to which we sell all of our products for consumption in China. Baolan Li owns the remaining 49% of Tianshi Engineering.

Tiens Yihai

In April 2004, Tianshi International entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co., Ltd., a Chinese-Foreign Equity Joint Venture (“Tiens Yihai”). Tiens Yihai is 99.4% owned by Tianshi International and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility which would also produce our nutrition supplement, home care, and personal care products. The total amount to be invested in Tiens Yihai was to be $400 million, of which $200 million was to be registered capital. Tianshi International was to contribute $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals was to contribute $1.2 million, representing 0.6% of the registered capital of Tiens Yihai. Tianshi International was to secure additional financing for the remaining $200 million.

A total of 15%, or approximately $30 million, of the registered capital was required to be contributed by the joint venture partners, within three months after the business license has been issued. Tianshi International has made its required capital contribution in the amount of $29,861,853. The remaining registered capital amounts were required to be contributed by each joint venture partner by May 27, 2007. For reasons discussed below, we are currently negotiating with the local government in Shanghai to reduce or eliminate the requirement for the contribution of any additional registered capital in excess of $30 million.

In October 2004, the Company paid a deposit of $3.6 million to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, “Local Government”) to acquire the land use right of 263 acres located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for further decisions by state and local government before proceeding with development.

On November 10, 2006, Tiens and the Local Government entered into a supplemental agreement pursuant to which the parties agreed to the acquisition by Tiens Yihai of a reduced 80 acre parcel of land. At that time, it was not clear whether the remaining 183 acres would be available for purchase in the future. Therefore, the Local Government has agreed to refund to Tiens $1.6 million of the original $3.6 million deposit when it receives a construction license for the development.

In order to proceed with the approval process for development of the property by Tiens Yihai, Tiens was required to provide a loan of $6.5 million to the Local Government for relocation costs for people living on the property. The $6.5 million loan was to be funded in two installments:

•	The first installment of $3.2 million was paid on November 27, 2006.

•
The second installment of $3.2 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tiens to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of the loan.

In March 2007, we received notice that the Local Government had approved the land use rights for 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use rights and continued uncertainty relating to the Tiens Yihai project, management has made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or the initial loan of $3.2 million made in November 2006.

We are currently considering the possible acquisition of an alternative 80 acres site located in the Wuqing economic development area of Tianjin, China. The property, which is owned by Tianshi Group, is located approximately seven kilometers from our current corporate headquarters and manufacturing facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

	Three months ended March 31,
	2007	2006	Change

Income Statement Data

Revenue-related party	$16,236,789	$16,722,560	-2.9%
Cost of sales	4,435,599	4,806,296	-7.7%

Gross profit	11,801,190	11,916,264	-1.0%

Selling, general and administrative expense	3,222,756	2,566,422	25.6%
Income from operations	8,578,434	9,349,842	-8.3%
Other income (expense), net	447,613	(37,721)	-

Income before provision for income taxes and minority interest	9,026,047	9,312,121	-3.1%

Provision for income taxes	711,010	733,531	-3.1%

Income before minority interest	8,315,037	8,578,590	-3.1%

Minority interest	1,753,218	1,808,881	-3.1%

Net income	$6,561,819	$6,769,709	-3.1%

Other comprehensive income foreign currency translation adjustment	$1,275,061	$717,827	77.6%

Comprehensive income	$7,836,880	$7,487,536	4.7%

Weighted average number of shares outstanding	71,333,586	71,333,586	-

Earnings per share, basic and diluted	$0.09	$0.09	-

Revenue. For the first quarter of 2007, revenue was $16.2 million, a decrease of 2.9%, compared to $16.7 million for the same period in 2006. The breakdown of revenue between Chinese and international sales is as follows.

	Three months
	ended March 31,
	2007	2006	Change

China	$7,210,301	$8,566,617	-15.8%
International	$9,026,488	$8,155,943	10.7%
Total	$16,236,789	$16,722,560	-2.9%

For the first quarter of 2007, revenues in China were $7.2 million, a decrease of 15.8% compared to the same period in 2006. At the beginning of 2006, we began selling semi-finished products to Tianshi Engineering. In order to qualify for a direct selling license in China, Tianshi Engineering, our related party customer in China, is required to produce a part of the products that it sells in China. As a result, in 2006, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. During the first quarter of 2006, we still had significant amounts of finished products in inventory. The semi-finished products, which we are now exclusively selling in China, have lower sales prices than the finished products we had previously sold to Tianshi Engineering.

In addition, we believe that sales to China were negatively impacted by other factors, including:

•
continued consumer uncertainty in China regarding the impact of recently enacted direct selling regulations and uncertainty regarding the timing of the direct selling license application process and approval; and

•	increased government and media scrutiny on the direct selling industry, particularly following last year’s publication of the new direct selling regulations.

The application of Tianshi Engineering for a direct selling license in China is still pending.

For the first quarter of 2007, international revenues were $9.0 million, an increase of 10.7% compared to the same period in 2006. The increase was mainly due to a significant increase in Russia, as well as strong revenue growth in South Africa, Congo, Colombia, Hungary, Kazakhstan, Malaysia, Ecuador, Kenya and Moldova.

Cost of Sales. Cost of sales for the first quarter of 2007 decreased to $4.4 million, or by 7.7%, compared to $4.8 million for the same period in 2006. This decrease was primarily due to economies of scale related to the increase in international sales.

Gross Profit. Gross profit for the first quarter of 2007 was $11.8 million compared to $11.9 million for the same period in 2006. The gross profit margin for the first quarter of 2007 was 72.7%, compared to 71.3% for the same period in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses was $3.2 million for the first quarter of 2007 compared to $2.6 million for the same period in 2006, an increase of 25.6%. The increase was primarily due to an increase in the number of employees and in the level of salaries, which were increased during the second quarter of 2006. These increases have also been made in anticipation of Tianshi Engineering receiving a direct selling license in China and the related increase in our sales and marketing efforts which management believes will follow. The selling and administrative expenses as a percentage of sales was 19.8% for the first quarter of 2007 compared to 15.3% for the same period in 2006.

Other income (expense) net. Other income (expense), net was $0.4 million of income for the first quarter of 2007, compared to $37,721 of expense for the same period in 2006. The income was primarily due to interest of $355,007 on our $25.9 million loan to Tianshi Engineering and interest from other receivables-related party. Beginning on January 1, 2007 we implemented a new accounting policy where accounts receivable-related parties older than 90 days would be transferred to other receivables-related party and accrue interest.

Provision for income taxes. Provision for income taxes was $0.7 million for both the first quarter of 2007 and 2006. From January 1, 2005 through December 31, 2007, Biological is subject to income tax at a reduced rate of 7.5%. From January 1, 2008 forward, Biological will be subject to a 15% income tax rate.

Net income. As a result of the foregoing factors, net income for the first quarter of 2007 was $6.6 million, a decrease of 3.1% compared to $6.8 million for the same period in 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.2 million for the first quarter of 2007, compared to $26.6 million used in operating activities for the same period in 2006. This difference was primarily due to the $25.9 million loan we made to Tianshi Engineering in the first quarter of 2006. Net cash used in investing activities decreased by $13.4 million compared to the same period in 2006. This was mainly due to a short-term financial product we invested in during the first two quarters of 2006.

Net cash used in financing activities was $6.7 million for the first quarter of 2007, which represented a dividend of $6.7 million to the minority shareholder of Biological.

As of March 31, 2007 and December 31, 2006, we had cash of $50,926,651 and $54,270,065, respectively. The decrease was mainly due to dividend to minority shareholders, raw and packaging materials, taxes, and salaries. Approximately 62% of the cash was held in the bank account of Biological, 29% in the bank account of Tiens Yihai, and 9% in the bank account of Tianshi International.

Inventories as of March 31, 2007 and December 31, 2006 were $6.3 million and $6.8 million. The decrease was mainly due to a decrease in raw materials and work-in-process. The long Chinese New Year holiday occurred in February, and the Company held more inventories at the end of 2006, to make sure that there would be enough materials for production in the first quarter of 2007.

Accounts payable was $3.3 million and $4.1 million as of March 31, 2007 and December 31, 2006, respectively. The decrease was primarily the result of a decrease in the amount of materials purchased.

Going forward, our primary requirements for cash consist of:

•	the continued production of existing products and general overhead and personnel related expenses to support these activities;

•	continued promotion of networking sales activities;

•	the development costs of new products; and

•	expansion of production scale to meet the demands of our markets.

We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for the next 12 months. While we have suspended the construction of our Tiens Yihai research, development and manufacturing facility, we are considering the possibility of using an alternate development site. If we proceed with the acquisition and construction of an alternative site, we still may require additional financing to fund that project.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition.

The Company recognizes revenue from domestic sales by distributors in China, net of sales commissions and taxes, only after the related Chinese distributor recognizes sales of the Company’s products to unaffiliated third parties. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of commissions and taxes, as goods are shipped and clear review by the international customs department.

The Company is generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, the Company permits customers to return their products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when the Right of Return Exists” revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

Bad debts.

Our business operations are conducted primarily in China. During the normal course of business, we extend unsecured credit to our customers, all of whom are affiliated parties. Management reviews our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each fiscal year end. We record a provision for accounts receivable at 0.5% of our outstanding accounts receivable balance in accordance with generally accepted accounting principles in China.

Inventories.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results.

New Accounting Pronouncements

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. Under FIN 48, a tax position is recognized as a benefit only if management believes it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is believed greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market all of our products through various domestic and international business entities that are related to our company through common ownership. Related party sales amounted to 100% of our total consolidated revenue, which was $16.2 million for the three months ended March 31, 2007.

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Our strategy in China is to expand our market share as Engineering and its Chinese affiliated companies open additional branches and chain stores. Tianshi Engineering established five new branches in China during 2006, for a total of 111 branches. Prior to 2006, Biological sold all of its products to Tianshi Engineering as finished products at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi International, and we believe that it is a reasonable sales price for us to receive. Tianshi Engineering then sells the products to purchasers through individual distributors in its representative offices or through its affiliates. Through this process, the commission to those individual distributors is 52% of the Chinese market price; while the representative offices or affiliates incur 3-6% of the Chinese market price as their operation expenses and Tianshi Engineering retains 17-20% as expenses and profits. This is summarized as follows:

Biological (Costs, expenses and profit)	25%
Tianshi Engineering (expenses and profit)	17-20%
Tianshi Engineering’s Representative Offices or Affiliates	3-6%
Individual Distributors’ Commissions	52%
Chinese Market Price	100%

During 2006, we applied the same pricing formula to our finished products which were sold to Tianshi Engineering from our inventory. At the beginning of 2006, we also began selling semi-finished products to Tianshi Engineering. In order to qualify for a direct selling license in China, Tianshi Engineering is required to produce a part of the products that it sells in China. As a result, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, this percentage varied during the year. This 75% figure was negotiated between the parties, and we believe that it is reasonable. The goal of this new pricing policy is to try to maintain the Company’s gross margins on semi-finished goods at a similar level to historical gross margins for finished goods.

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

As operation costs vary from country to country, international market prices vary accordingly. We sell our products to overseas affiliates at the FOB (destination port) price, which consists of 25% of the Chinese retail price, plus customs duty, value-added tax and other miscellaneous transportation cost. The individual distributors of overseas affiliates sell the products to end-users for commissions equal to 52.5% of the respective Chinese retail prices. The overseas affiliates mark up the products to cover their expenses and realize profits of approximately 10%.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following table is provided to facilitate your understanding of the relationships between related parties and us and their transactions with us in 2006 and the three months ended March 31, 2007.

	As of
	March 31, 2007	December 31, 2006

Accounts receivable, trade - related parties,
net of allowance for doubtful accounts of
$83,958 and $86,776 as of March 31, 2007
and December 31, 2006, respectively	$16,707,575	$12,926,670

Other receivables - related parties	$7,855,811	$8,397,227

Loans receivable - related parties	$26,256,356	$25,640,000

Advances from customers - related parties	$1,542,768	$1,570,120

Other payables - related parties	$202,027	$522,105

Current portion of long-term debt-related party	$2,130,000	$2,130,000

Long-term debt - related party	$6,397,742	$6,397,742

Accounts receivable, trade - related parties. Accounts receivable, trade - related parties increased by $3.8 million for the three months ended March 31, 2007. Historically, Tianshi Engineering remitted payment to us upon sales to third party customers. However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we have agreed to allow Tianshi Engineering to retain those collections. Balances not remitted to us within 90 days are converted to other receivables - related parties. On March 28, 2007, we entered into a Term Loan Agreement with Tianshi Engineering. Pursuant to that agreement, beginning on January 1, 2007, $4,226,998 of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due March 31, 2007 and the stated interest rate was 6.3%, the interest rate for the same level of loan stipulated by the People’s Bank of China. The loan was paid off on March 28, 2007.

Other receivables - related parties. We were owed $7.9 million as of March 31, 2007 and $8.4 million as of December 31, 2006, classified as other receivables from related parties. During the first quarter of 2007, Tianshi Engineering paid $7.1 million of other receivables - related parties to us.

Loans receivable - related parties. Loans receivable to related parties were $26,256,356 and $25,640,000 as of March 31, 2007 and December 31, 2006, respectively. On October 1, 2005, Biological loaned Tianshi Engineering RMB200 million ($25.9 million). The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loans was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan is the current interest rate for the same level of loan stipulated by the People’s Bank of China. The $0.6 million of increase was due to change in foreign currency exchange rate and a $356,356 of interest accrued on the loan.

Long-term debt - related party. Long-term dept-related party was $6.4 million as of March 31, 2007 and December 31, 2006. In 2004, Tianshi International entered a term loan agreement with Tianyuan Capital Development Corp. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi International, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi International must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing June 30, 2006 and ending June 30, 2011. Tianshi International used the loan proceeds in Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $105,137 was accrued for the three months ended March 31, 2007.

Advances from customers - related parties. Advances from related party customers were $1.5 million as of March 31, 2007 compared to $1.6 million as of December 31, 2006. Advances from customers reflect the prepayment by certain of our customers to insure that they can continue to obtain enough of our products to meet their demand.

Other payables - related party. Other payables due to related parties as of March 31, 2007 and December 31, 2006, were $0.2 million and $0.5 million, respectively. These amounts arose from various operational transactions incurred with related parties.

Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease expires at the end of 2007 and requires annual rent at 1% of our total gross revenues. The rent was negotiated by the parties prior to entering into the agreement, before we acquired Tianshi International, and we believe that it is a reasonable rent for the facilities. The term of this agreement is for five years commencing on January 1, 2003. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $166,332 for the three months ended March 31, 2007.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations, that existing cash and funds generated from operations will be sufficient to meet working capital for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECTS OF INFLATION

We are subject to commodity price risks arising from price fluctuations in the market prices of the various raw materials that comprise our products. Price risks are managed by each business unit through productivity improvements and cost-containment measures. For the time being, management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the Chinese Renminbi (“RMB”) as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. On July 21, 2005, the Chinese government approved the increase in the valuation of RMB against the US dollar by 2%.

Substantially all our revenues and expenses are denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operation. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi would be reduced.

Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Currently we have not entered agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

WE MAY NOT BE REFUNDED MONIES WE HAVE PAID FOR THE TIENS YIHAI PROPERTY AND WE MAY BE REQUIRED TO MAKE ADDITIONAL CAPITAL CONTRIBUTIONS TO TIENS YIHAI

In April 2004, Tianshi International entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai. The total amount to be invested in Tiens Yihai was to be $400 million, of which $200 million was to be registered capital. Tianshi International was to contribute $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals was to contribute $1.2 million, representing 0.6% of the registered capital of Tiens Yihai. Tianshi International was to secure additional financing for the remaining $200 million.

A total of 15%, or approximately $30 million, of the registered capital was required to be contributed by the joint venture partners within three months after the business license has been issued. Tianshi International has made its required capital contribution in the amount of $29,861,853. The remaining registered capital amounts were required to be contributed by each joint venture partner by May 27, 2007.

In October 2004, the Company paid a deposit of $3.6 million to Zhu Jia Jiao Industrial Park Economic Development Ltd. (representative of the local government, “Local Government”) to acquire the land use right of 263 acres located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for further decisions by state and local government before proceeding with development.

On November 10, 2006, Tiens and the Local Government entered into a supplemental agreement pursuant to which the parties agreed to the acquisition by Tiens Yihai of a reduced 80 acres parcel of land. At that time, it was not clear whether the remaining 183 acres would be available for purchase in the future. Therefore, the Local Government has agreed to refund to Tiens $1.6 million of the original $3.6 million deposit when it receives a construction license for the development.

In order to proceed with the approval process for development of the property by Tiens Yihai, Tiens was required to provide a loan of $6.5 million to the Local Government for relocation costs for people living on the property. The $6.5 million loan was to be funded in two installments:

•	The first installment of $3.2 million was paid on November 27, 2006.

•
The second installment of $3.2 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tiens to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of $6.4 million.

In March 2007, we received notice that the Local Government had approved the land use rights for 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use right and continued uncertainty relating to the Tiens Yihai project, management has made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or the initial loan of $3.2 million made in November 2006.

Because of the significant reduction by the Local Government in the number of acres approved for the Tiens Yihai project, we do not intend to make the additional capital contribution of $170 million to Tiens Yihai by May 27, 2007. We are currently negotiating with the local government in Shanghai to eliminate or reduce the requirement in the Tiens Yihai joint venture contract for additional capital contribution and to delay the payment of such additional capital contribution, if any.  Management is currently unable to provide an estimate as to what the amount, if any, of additional capital contribution will be required for the Tiens Yihai joint venture. However, management believes that it will be able to successfully negotiate a reduction in the required capital contribution because of the Local Government’s decision to significantly reduce the number of acres from 263 to 50.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Term Loan Agreement, dated March 28, 2007 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIENS BIOTECH GROUP (USA), INC.
Date: May 14, 2007
/s/ Jinyuan Li
Jinyuan Li
Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2007
/s/ Wenjun Jiao
Wenjun Jiao
Chief Financial Officer (Principal Accounting Officer)