Form 10-Q
period 2007-06-30
TIENS BIOTECH GROUP USA INC
filed 2007-08-14
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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
Yes ☐ No ☒

There were 71,333,586 shares of the Company’s common stock outstanding on August 10, 2007.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
CURRENT ASSETS:
Cash	$53,148,380	$54,270,065
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $87,323 and $86,776
as of June 30, 2007 and December 31, 2006, respectively	17,377,311	12,926,670
Accounts receivable, trade - third parties	18,602	18,135
Inventories	5,369,936	6,845,108
Other receivables	430,696	349,905
Other receivables - related parties	11,798,849	8,397,227
Employee advances	194,121	111,121
Prepaid expense	1,778,211	2,135,917
Total current assets	90,116,106	85,054,148

PLANT AND EQUIPMENT, net	32,999,702	30,511,319

OTHER ASSETS:
Intangible assets, net	3,042,240	510,183
Long-term prepaid expenses	4,871,145	7,031,348
Loans receivable - related party	27,027,739	25,640,000
Total other assets	34,941,124	33,181,531

Total assets	$158,056,932	$148,746,998

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,571,704	$4,123,105
Advances from customers - related parties	1,542,577	1,570,120
Wages and benefits payable	724,388	992,068
Other taxes payable	953,820	969,760
Other payables	428,548	500,213
Other payables - related parties	195,224	522,105
Dividend payable to minority interest	244,446	238,311
Current portion of long-term debt, related party	2,130,000	2,130,000
Total current liabilities	9,790,707	11,045,682

LONG-TERM DEBT, net of current portion, related party	5,332,742	6,397,742

Total liabilities	15,123,449	17,443,424

MINORITY INTEREST	8,554,671	11,883,323

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 260,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	8,842,009	8,842,009
Statutory reserves	9,420,783	9,420,783
Retained earnings	106,992,355	95,371,137
Accumulated other comprehensive income	9,052,331	5,714,988
Total shareholders' equity	134,378,812	119,420,251
Total liabilities and shareholders' equity	$158,056,932	$148,746,998

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
REVENUE - RELATED PARTIES	$14,320,482	$14,292,998	$30,557,271	$31,015,558

COST OF SALES	4,454,594	3,842,392	8,890,193	8,648,688

GROSS PROFIT	9,865,888	10,450,606	21,667,078	22,366,870

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,328,727	3,271,232	6,551,483	5,837,653

INCOME FROM OPERATIONS	6,537,161	7,179,374	15,115,595	16,529,217

OTHER INCOME (EXPENSE), net	446,994	1,075	894,607	(36,646)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	6,984,155	7,180,449	16,010,202	16,492,571

PROVISION FOR INCOME TAXES	555,395	576,029	1,266,405	1,309,560

INCOME BEFORE MINORITY INTEREST	6,428,760	6,604,420	14,743,797	15,183,011

MINORITY INTEREST	1,369,361	1,419,943	3,122,579	3,228,824

NET INCOME	5,059,399	5,184,477	11,621,218	11,954,187

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,062,282	267,960	3,337,343	985,787

COMPREHENSIVE INCOME	$7,121,681	$5,452,437	$14,958,561	$12,939,974

EARNINGS PER SHARE, BASIC AND DILUTED	$0.07	$0.07	$0.16	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586	71,333,586	71,333,586

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
						other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income (loss)	Total
BALANCE, December 31, 2005,	71,333,586	$71,334	$8,842,009	$9,420,783	$69,079,060	$2,234,213	$89,647,399

Net Income					11,954,187		11,954,187
Foreign currency translation gain						985,787	985,787

BALANCE, June 30, 2006, unaudited	71,333,586	71,334	8,842,009	9,420,783	81,033,247	3,220,000	102,587,373

Net Income					14,337,890		14,337,890
Foreign currency translation gain						2,494,988	2,494,988

BALANCE, December 31, 2006,	71,333,586	71,334	8,842,009	9,420,783	95,371,137	5,714,988	119,420,251

Net Income					11,621,218		11,621,218
Foreign currency translation gain						3,337,343	3,337,343

BALANCE, June 30, 2007, unaudited	71,333,586	$71,334	$8,842,009	$9,420,783	$106,992,355	$9,052,331	$134,378,812

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,621,218	$11,954,187
Adjustments to reconcile net income to cash
provided by operating activities:
Minority interest	3,122,579	3,228,824
Depreciation	1,423,506	1,128,662
Amortization	52,633	40,593
Loss on sale of assets	-	2,869
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(4,061,841)	(4,584,214)
Inventories	1,628,894	1,263,874
Other receivables	(72,471)	(208,836)
Other receivables - related parties	(4,120,698)	(2,017,722)
Employee advances	(79,049)	(283,754)
Prepaid expense	406,509	427,445
Accrued interest on long-term prepaid expenses	(98,413)	-
Accrued interest on other receivable - related parties	(119,686)	-
Accrued interest on loans receivable - related parties	(717,833)	-
Increase (decrease) in liabilities:
Accounts payable	(648,583)	920,495
Advances from customers - related parties	(67,035)	(542,135)
Wages and benefits payable	(289,033)	(491,145)
Other taxes payable	(40,345)	(503,834)
Other payables	(83,390)	35,163
Other payables - related parties	(299,389)	(351,803)
Net cash provided by operating activities	7,557,573	10,018,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investment	-	(13,638,900)
Increase in loans receivable - related parties	-	(29,166,000)
Increase in intangible assets	(129,527)	(40,956)
Proceeds from sales equipment and automobiles	-	34,891
Purchase of equipment and automobiles	(3,103,320)	(3,881,033)
Net cash used in investing activities	(3,232,847)	(46,691,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments, net of borrowings on short term notes payable	-	(1,065,000)
Payments to minority interest shareholder	(6,676,102)	(7,307,666)
Net cash used in financing activities	(6,676,102)	(8,372,666)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,229,691	193,713

(DECREASE) IN CASH	(1,121,685)	(44,852,282)

CASH, beginning of year	54,270,065	77,545,991

CASH, end of period	$53,148,380	$32,693,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,370,002	$1,339,095

Cash paid for interest expense	$-	$264,254

The accompanying notes are an integral part of this consolidated statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 1 - Background

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens") was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. in February 2002, to Strategika, Inc., and in August 2003 to the current name.

As of June 30, 2007, Tiens is owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Mr. Jinyuan Li. Tiens owns 100% of Tianshi International Group Limited (“Tianshi International”). Tianshi International owns 80% of Tianjin Tianshi Biological Development Co., Ltd. (“Biological”).

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

On April 20, 2004, Tianshi International entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd. ("Tiens Yihai"). Tiens Yihai is located in Shanghai, PRC, and was established to build a new research facility which would also produce the Company’s nutrition supplement, home care, and personal care products. Tiens Yihai is a foreign investment joint venture which is incorporated under the laws of PRC. Tiens Yihai is classified as a Foreign Investment Enterprise (“FIE”) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provide for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000. Tianshi International contributes 99.4% of the registered capital and Tianshi Pharmaceuticals contributes the remained 0.6%.

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
JUNE 30, 2007
(UNAUDITED)

Note 2 - Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The reporting entity

The Company’s consolidated financial statements reflect the activities of the Company and the following Company subsidiaries:

Subsidiary	Jurisdiction of formaion	% Ownership
Tianshi International Holdings Group, Ltd.	British Virgin Islands	100.0%
Tianjin Tianshi Biological Development Co., Ltd.	P.R.C.	80.0%
Tiens Yihai Co., Ltd.	P.R.C.	99.4%

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

Translation adjustments amounted to $9,052,331 and $5,714,988 as of June 30, 2007 and December 31, 2006, respectively. Asset and liability accounts at June 30, 2007 were translated at 7.60 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2007 and 2006 were 7.71 RMB and 8.02 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at June 30, 2007 and December 31, 2006, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:
	June 30, 2007		December 31, 2006
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$(7,462,742)	$(7,402,139)	$(8,527,742)	$(8,527,742)

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Allowances for doubtful accounts

The Company's trade accounts receivable are mainly due from related companies. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At June 30, 2007 and December 31, 2006 receivables outstanding more than 180 days totaled $601,292 and $31,586, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes of allowance of doubtful accounts:

	Balance at Beginning of Period	Charged to Costs and Expenses	Recovery	Balance at End of Period
Period ended June 30, 2007
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$86,776	$547	$-	$87,323

Year ended December 31, 2006
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$206,916	$86,776	$206,916	$86,776

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

Loans receivable - related party

The loans receivable - related party represents a $26,300,000 loan that has been made to Tianshi Engineering and $727,739 in interest has been accrued on the loan as of June 30, 2007 (see Note 4).

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	20 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

Long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

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

A portion of long-term prepaid expense represents a deposit made in October 2004 with a local government agency in the amount of $3.59 million to acquire the land use right for 1600 mu or 263 acres land located in Shanghai, China. The deposit is in connection with Tiens Yihai Industrial Park Project (“Tiens Yihai Project”) described in Note 10. The land use right is for a term of 50 years and as of June 30, 2007, the Company had obtained the land use rights for 300 mu (50 acres).

On November 10, 2006, the Company signed a Supplemental Agreement for the Construction and Development of Tiens Yihai Project (the “Supplemental Agreement”) with the same local government agency, agreeing to provide a loan of $6,475,000 to the local government agency for the Tiens Yihai Project (see Note 10). Half of the loan, $3,237,500 was funded on November 27, 2006. Since this loan was related to the acquisition of land use rights, it was also included in Long-term prepaid expense.

Minority interest

Minority interest represents the outside shareholder’s 20% ownership of Biological and 0.6% ownership of Tiens Yihai. Net income is net of minority interest.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $168,355 and $546,908 for the six months ended June 30, 2007 and 2006 and $104,682 and $182,019 for the three months ended June 30, 2007 and 2006

Research and Development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development cost of $346,294 and $639,542 for the six months ended June 30, 2007 and 2006, respectively, and $200,799 and $322,074 for the three months ended June 30, 2007 and 2006, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2007 and December 31, 2006.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed, using tax rates that have been enacted or substantively enacted by the balance sheet date.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

Earnings per share

The Company adopted SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the six months and three months ended June 30, 2007 and 2006.

Other comprehensive income

Other comprehensive income represents foreign currency translation adjustment for the year. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Shareholders’ Equity do not include other comprehensive income attributed to minority interest.

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"). EITF No. 06-3 permits that such taxes to be presented on either a gross basis or a net basis, as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact the Company’s consolidated financial statements. The Company presents the taxes within the scope of EITF No. 06-3 on a net basis.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

In July 2006, the FASB issued FIN 48, which the Company adopted on January 1, 2007. (See Income Taxes in this Note 2.)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Supplemental disclosure of cash flow information

In February 2007, the Company received part of the land use right that the Company prepaid in 2004; accordingly, a total of $2,440,969 was reclassified from long-term prepaid expenses to intangible asset.

On June 29, 2007, Engineering paid $1,276,441 to Tianyuan Capital Development Corporation Ltd. ("Tianyuan Capital") on behalf of the Company, representing one installment of the loan and the interest on the remaining loan for the six months ended June 30, 2007 (see note 11). In return, a part of loan made to Tianshi Engineering by the Company on April 24, 2007 relating to other receivables-related parties was offset.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The right of offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;

2.	The Company had a determinable outstanding debt payable to Tianyuan Capital;

3.	The Company had the right to offset the two amounts;

4.	Both the Company and Tianshi Engineering agreed to offset the two amounts; and

5.	The agreement to offset is enforceable under Chinese contract law.

Note 4 - Loan receivable - related parties

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($26,300,000) from Biological. The purpose of the loan is to help Tianshi Engineering strengthen its sales network in China. This amount was repaid to Biological by December 31, 2005. Then this amount was loaned to Tianshi Engineering again on January 1, 2006 with a due date of December 31, 2006. The loan was originally interest free. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan at a rate of 5.58%. The stated interest rate is the current interest rate for the same level of loan stipulated by the People’s Bank of China. On June 28, 2007, the loan was further extended to September 30, 2007. The Company accrued $717,833 of interest for this loan as of June 30, 2007.

Note 5 - Employee advances

Employee advances represent cash advances to various employees of the Company. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $194,121 and $111,121 as of June 30, 2007 and December 31, 2006, respectively.

Note 6 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Raw materials	$1,602,538	$2,106,929
Packing materials	1,091,766	1,113,360
Miscellaneous supplies	96,462	377,819
Work in process	648,830	688,007
Processing materials	425,267	369,618
Finished goods	1,505,073	2,189,375
Total	$5,369,936	$6,845,108

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company wrote off obsolete goods that amounted to $0 and $59,832 for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

Note 7 - Property, plant and equipment, net

Plant and equipment consists of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Buildings and improvements	$15,211,481	$14,829,748
Office facilities	339,081	323,753
Computer equipment and software	1,730,742	1,622,731
Equipment	10,662,670	9,329,628
Vehicles	5,321,104	5,187,572
Construction in progress	9,797,667	7,629,623
Total	43,062,745	38,923,055
Less: accumulated depreciation	(10,063,043)	(8,411,736)
Plant and equipment, net	$32,999,702	$30,511,319

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $1,423,506 and $1,128,662, respectively.

Note 8 - Other receivable - related parties

Other receivable - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Tianjin Tianshi Biological Engineering Co., Ltd	$9,089,300	$5,592,772
Shengshi Real Estate Development	1,290	1,039
Tianjin Tianshi Technical School	-	46,589
JinMao (Group) Holding	107,155	104,466
Shanghai Tianshi Jinquan Investment Co.	4,248	2,129
Tianjin Tianshi Group Co., Ltd	2,596,856	2,650,232
Total	$11,798,849	$8,397,227

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

See Note 17 for discussion of how these entities are related to Tiens.

Note 9 - Intangible assets

Intangible assets consists of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Land use rights	$3,131,936	$673,627
Other intangible assets	351,213	267,815
Less accumulated amortization	(440,909)	(431,259)
Intangible assets, net	$3,042,240	$510,183

Amortization expense for the six months ended June 30, 2007 and 2006 amounted to $52,633 and $40,593, respectively. Since Tiens Yihai did not conduct any operations, no amortization expense was incurred for the land use rights that were received in June, 2007.

Note 10 - Investment in Tiens Yihai Co. Ltd.

On April 20, 2004, Tianshi International entered a Joint Venture Project with Tianshi Pharmaceuticals to establish Tiens Yihai. On September 15, 2004, the board of directors of Tianshi International ratified the Joint Venture Project. The total amount to be invested in Tiens Yihai was to be $400 million, of which $200 million was to be registered capital. Tianshi International was to contribute $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals was to contribute $1.2 million representing 0.6% of the registered capital.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

On November 10, 2006, Tianshi International and the Local Government entered into the Supplemental Agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai, reduced to an 80 acre parcel of land. In order to proceed with the purchase of the property by Tiens Yihai, Tianshi International was required to provide a loan of RMB50,000,000 (approximately $6,475,000) to the Local Government for relocation costs for people living on the property. The loan was to be funded in two installments:

•	The first installment of RMB25,000,000 (approximately $3,237,500) was paid on November 27, 2006.

•	The second installment of RMB25,000,000 (approximately $3,237,500) was to be paid after Tiens Yihai obtains a construction engineering license to develop the property.

In return for the loan, Tiens Yihai will receive a tax credit equal to the amount of the loan, plus interest. The loan accrues interest at a fixed rate of 6.12%, which was the interest rate stipulated by the People’s Bank of China for a loan of the same level on November 27, 2006.

For the six months ended June 30, 2007, the Company accrued $98,413 of interest receivable which was added to the loan and included in long-term prepaid expenses. In addition, Tianshi Group, a related party, has agreed to provide a guarantee on behalf of the Local Government for an additional loan from a commercial bank of RMB50,000,000 (approximately $6,475,000).

As of June 30, 2007, Tiens Yihai had obtained the land use right for 300 mu (50 acres). Therefore, the Company reclassified $2,403,744 to intangible assets from long-term prepaid expenses. Due to the decrease in the size of the property for which the Company has received land use rights and continued uncertainty relating to the Tiens Yihai project, the Company has decided to suspend the development of the property as an industrial park and is currently considering alternative commercial uses.

A total of 15%, or approximately $30,000,000, of the registered capital was required to be contributed by the joint venture partners, within three months of when the business license was issued. Tianshi International made its required capital contribution in the amount of $29,861,853. The remaining registered capital was required to be contributed by each joint venture partner by May 27, 2007. Because of the significant reduction by the Local Government in the number of acres approved for the Tiens Yihai project, the Company did not make the additional capital contribution of $170 million to Tiens Yihai by May 27, 2007. After negotiating with the local government in Shanghai, the deadline of the payment was extended for one year.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Long-term prepaid expenses consists of:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Prepaid land use right	$1,464,581	$3,807,540
Loan to Chinese government	3,406,564	3,223,808
Total long term prepayment	$4,871,145	$7,031,348

Note 11 - Long term debt

On September 10, 2004, Tianshi International signed a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi International's contribution due to Tiens Yihai. Mr. Jinyuan Li, the president and major shareholder of the Company owns 100% of Tianyuan Capital, and is a director of Tiens Yihai. The loan bears 5% interest and matures on June 30, 2011.

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006. Interest of $211,441 was paid for the six months ended June 30, 2007. Total principal payments for the next five years on all long-term debt are as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$7,462,742	$8,527,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$5,332,742	$6,397,742

Year Ending
June 30,	Amount
2008	$2,130,000
2009	2,130,000
2010	2,130,000
2011	1,072,742
Total	$7,462,742

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 12 - Minority interest and distribution

The rollforward of Minority Interest in the Balance Sheet is shown below:

		Biological		Yihai
		Minority		Minority	Total
	Biological	Owners	Yihai	Owners	Minority
	USD	(20%)	(USD)	(0.60%)	Interest
December 31, 2005	$58,769,254	$11,753,851	$29,198,163	$175,189	$11,929,040
Comprehensive income	37,464,431	7,492,886	1,356,883	8,141	7,501,027
Dividend distribution	(37,733,723)	(7,546,745)	-	-	(7,546,745)
December 31, 2006	$58,499,962	$11,699,992	$30,555,046	$183,330	$11,883,322
Comprehensive income	16,719,841	3,343,968	580,262	3,483	3,347,451
Dividend distribution	(33,380,512)	(6,676,102)	-	-	(6,676,102)
June 30, 2007	$41,839,291	$8,367,858	$31,135,308	$186,813	$8,554,671

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends to the shareholders may occur at different times, resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of June 30, 2007, minority shareholders owned approximately 20% of the Company’s subsidiaries. The table below shows dividends outstanding, as well as the allocation of dividends between Tianshi International and the minority shareholder.

	TIANSHI	MINORITY
Date	INTERNATIONAL	SHAREHOLDER	Totals
Dividends outstanding, December 31, 2005 Balance	$15,885,843	$-	$15,885,843
Dividends declared	30,186,978	7,546,745	37,733,723
Dividends paid	(1,557,742)	(7,308,434)	(8,866,176)
Accumulated Other Comprehensive Income (loss)	1,463,775	-	1,463,775
Dividends outstanding, December 31, 2006 Balance	$45,978,854	$238,311	$46,217,165
Dividends declared	26,704,410	6,676,102	33,380,512
Dividends paid	(1,276,441)	(6,676,102)	(7,952,543)
Accumulated Other Comprehensive Income (loss)	1,677,661	6,135	1,683,796
Dividends outstanding, June 30, 2007 Balance	$73,084,484	$244,446	$73,328,930

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
JUNE 30, 2007
(UNAUDITED)

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

Tiens Yihai is located in a Special Industry Zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the first year profits are made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai doing business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break. As of June 30, 2007, Tiens Yihai operations have not yet begun.

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

Provision for income taxes for the six months ended June 30, 2007 and 2006 were $1,266,405, and $1,309,560, respectively, and $555,395 and $576,029 for the three months ended June 30, 2007 and 2006, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at June 30, 2007 and 2006, respectively:

	2007	2006
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income taxes savings	(25.5)	(25.5)
Total provision for income taxes	7.5%	7.5%

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2007 and 2006 amounted to $4,305,778 and $4,452,503, respectively, $1,888,343 and $1,958,498 tax savings for the three months ended June 30, 2007 and 2006, respectively. Earnings per share for the six months and three months ended June 30, 2007 and 2006 would decrease by $0.05 and $0.05, respectively, if the income tax had been applied.

VAT Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the contract and production of the Company's finished products can be used to offset the VAT due on sales of the finished goods.

VAT on sales and VAT on purchases amounted to $2,919,236 and $1,031,181, respectively, for the six months ended June 30, 2007 and $2,612,622 and $987,866, respectively, for the six months ended June 30, 2006. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 14 - Accumulated Other Comprehensive Income

			Tianshi
	Biological	Yihai	International	Total
Balance as of December 31, 2005	$1,088,433	$732,331	$413,449	$2,234,213
Increase during the year	1,020,641	995,361	1,464,773	3,480,775
Balance as of December 31, 2006	$2,109,074	$1,727,692	$1,878,222	$5,714,988
Increase during the year	880,672	779,009	1,677,662	3,337,343
Balance as of June 30, 2007	$2,989,746	$2,506,701	$3,555,884	$9,052,331

Accumulated Other Comprehensive Income incurred in Biological and Tiens Yihai is due to exchange rate difference. Results of operations are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Accumulated Other Comprehensive Income incurred in Tianshi International is due to the effect of foreign exchange rate on dividend receivable from Biological. Since this income is not realized, it is included in Accumulated Other Comprehensive Income.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 15 - Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Biological employees are entitled to a retirement pension amount calculated based upon salary and length of service at their date of retirement in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $298,244 and $240,248 for the six months ended June 30, 2007 and 2006, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $29,702 and $23,110 for the six months ended June 30, 2007 and 2006, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salaries to a PRC insurance company, which amounted to $162,360 and $131,654 for the six months ended June 30, 2007 and 2006, respectively.

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2007 and 2006, no transfer was made to this fund.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital for production and operation of the business. No minimum contribution is required. For the six months ended June 30, 2007 and 2006, no transfer was made to this fund.

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

Total sales to the related party amounted to $12,347,614 and $13,041,025 for the six months ended June 30, 2007 and 2006, respectively. This represents 100% of total sales in China for the years then ended. Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company has agreed to allow Tianshi Engineering to retain those collections. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning on January 1, 2007, this part of the other receivables - related parties become interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People's Bank of China. As of June 30, 2007, the fixed interest rate for the first half of 2007 was 6.3%, and $119,686 of interest was accrued.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

On October 1, 2005, Biological loaned Tianshi Engineering RMB 200,000,000 ($26,300,000). The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loan was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. In order to continue support of Tianshi Engineering's efforts in China, on December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan is the current interest rate stipulated by the People’s Bank of China for a loan of the same amount or 5.58% at June 30, 2007. On June 28, 2007, the loan was further extended to September 30, 2007. All receivables from Tianshi Engineering will be settled by cash payment. As of June 30, 2007, $717,833 of interest receivable had been accrued and is included in loans receivable - related party.

Amounts due from Tianshi Engineering were as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Accounts receivable - related parties	$6,669,768	$7,827,372
Other receivable - related parties	9,089,300	5,592,772
Loan receivable - related parties	27,027,739	25,640,000
Total receivables from Tianshi Engineering	$42,786,807	$39,060,144

Transactions with Tianshi Group

On June 30, 2003, the Company entered into an office and facilities lease agreement with Tianshi Group, a company owned 90% by Jinyuan Li and 10% by Baolan Li. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense totaled $319,832 and $307,606 for the six months ended June 30, 2007 and 2006, respectively.

On November 10, 2006, Tianshi International signed an agreement with Shanghai Zhu Jia Jiao Industrial Park Economic Development Ltd (see Note 10). Tianshi Group has also agreed to provide a guarantee on behalf of the local government for a loan from a commercial bank of RMB50,000,000.

At June 30, 2007 and December 31, 2006, amounts due from Tianshi Group were $2,596,856 and $2,650,232, respectively and were included in Other receivable - related parties.

Transaction with international related party distributors

The Company sells products to international distributors. The Company’s CEO Jinyuan Li, is one of the owners of these distributors. The distributors market and sell the Company's products to independent distributors or end users of the products. Total sales to these related parties international distributors were $18,209,657 and $17,974,533 for the six months ended June 30, 2007 and 2006. Total accounts receivable as of June 30, 2007 and December 31, 2006 were $10,707,543 and $5,099,298, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Transaction with other related parties

Shengshi Real Estate Development is owned by the Company’s CEO Jinyuan Li. Total other receivables from Shengshi Real Estate Development as of June 30, 2007 and December 31, 2006 amounted to $1,290 and $1,039.

Tianjin Tianshi Technical School is owned by Jinyuan Li. Total other receivables from Tianjin Tianshi Technical School as of June 30, 2007 and December 31, 2006 amounted to $0 and $46,589, respectively.

JinMao (Group) Holding is owned by Jinyuan Li. Total other receivables from JinMao (Group) Holding as of June 30, 2007 and December 31, 2006 were $107,155 and $104,466

Shanghai Tianshi Jinquan Investment Co., is owned by Jinyuan Li. Total balances due from the related party amounted to $4,248 and $2,129 as of June 30, 2007 and December 31, 2006, respectively.

Note 18 - Additional product sales information

The Company has a single operating segment. 100% of the Company's revenues were generated from related parties for the six months ended June 30, 2007 and 2006. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
China	$12,347,614	$13,041,025	$5,137,313	$4,474,408
International	18,209,657	17,974,533	9,183,169	9,818,590
Total	$30,557,271	$31,015,558	$14,320,482	$14,292,998

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Revenue by Product Group:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Wellness products	$27,807,117	$27,487,265	$13,080,070	$12,051,613
Dietry supplement products	2,444,582	2,264,146	1,093,700	1,578,456
Personal care products	305,572	1,264,147	146,712	662,929
Total	$30,557,271	$31,015,558	$14,320,482	$14,292,998

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS Of OPERATIONS

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States Dollars and references to “renminbi” and “RMB” are to the Chinese renminbi. References to “we”, “us”, the “Company” or “Tiens” include Tiens Biotech Group (USA), Inc. and its subsidiaries, except where the context requires otherwise.

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

A total of 15%, or approximately $30 million, of the registered capital was required to be contributed by the joint venture partners, within three months after the business license has been issued. Tianshi International has made its required capital contribution in the amount of $29,861,853. The remaining registered capital amounts were required to be contributed by each joint venture partner by May 27, 2007. For reasons discussed below, we did not make the additional capital contribution of $170 million to Tiens Yihai by May 27, 2007. After negotiating with the local government in Shanghai, the deadline for the additional capital contribution was extended for one year. We are currently negotiating with the local government for a reduction in the registered capital requirement.

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

On November 10, 2006, Tianshi International and the Local Government entered into a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai, reduced to an 80 acre parcel of land. At that time, it was not clear whether the remaining 183 acres would be available for purchase in the future. Therefore, the Local Government has agreed to refund to Tiens $1.6 million of the original $3.6 million deposit when it receives a construction license for the development.

In order to proceed with the approval process for development of the property by Tiens Yihai, Tiens was required to provide a loan of $6.6 million to the Local Government for relocation costs for people living on the property. The $6.6 million loan was to be funded in two installments:

•	The first installment of $3.3 million was paid on November 27, 2006.

•
The second installment of $3.3 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tiens to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of the loan.

In March 2007, we received notice that the Local Government had approved the land use rights for 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use rights and continued uncertainty relating to the Tiens Yihai project, management has made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or the initial loan of $3.3 million made in November 2006.

We are currently considering the possible acquisition of an alternative 80 acres site located in the Wuqing economic development area of Tianjin, China. The property, which is owned by Tianshi Group, is located approximately seven kilometers from our current corporate headquarters and manufacturing facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

	Three months ended June 30			Six months ended June 30
	2007	2006	change	2007	2,006	change
Revenue - related parties	$14,320,482	$14,292,998	0.2%	$30,557,271	$31,015,558	-1.5%
Cost of sales	4,454,594	3,842,392	15.9%	8,890,193	8,648,688	2.8%
Gross profit	9,865,888	10,450,606	-5.6%	21,667,078	22,366,870	-3.1%
Selling, general and administrative expenses	3,328,727	3,271,232	1.8%	6,551,483	5,837,653	12.2%
Income from operations	6,537,161	7,179,374	-8.9%	15,115,595	16,529,217	-8.6%
Other income (expense), net	446,994	1,075		894,607	(36,646)
Income before provision for income taxes
and minority interest	6,984,155	7,180,449	-2.7%	16,010,202	16,492,571	-2.9%
Provision for income taxes	555,395	576,029	-3.6%	1,266,405	1,309,560	-3.3%
Income before minority interest	6,428,760	6,604,420	-2.7%	14,743,797	15,183,011	-2.9%
Minority interest	1,369,361	1,419,943	-3.6%	3,122,579	3,228,824	-3.3%
Net income	5,059,399	5,184,477	-2.4%	11,621,218	11,954,187	-2.8%
Other comprehensive income:
foreign currency translation adjustment	2,062,282	267,960		3,337,343	985,787
Comprehensive income	$7,121,681	$5,452,437	30.6%	$14,958,561	$12,939,974	15.6%

Weighted average number of shares	71,333,586	71,333,586		71,333,586	71,333,586

Earnings per share, basic and diluted	$0.07	$0.07		$0.16	$0.17

Gross profit margin	68.9%	73.1%		70.9%	72.1%
Selling, general and administrative expenses as a percentage of sales	23.2%	22.9%		21.4%	18.8%
Net profit margin	35.3%	36.3%		38.0%	38.5%

Revenue. For the second quarter of 2007 revenue remained flat at $14.3 compared to the same period in 2006. Revenue for the six months ended June 30, 2007 was $30.6 million compared to $31.0 million for the same period in 2006, a decrease of 1.5%. The breakdown of revenue between Chinese and international sales is as follows.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
China	$5,137,313	$4,474,408	14.8%	$12,347,614	$13,041,025	-5.3%
International	$9,183,169	$9,818,590	-6.5%	$18,209,657	$17,974,533	1.3%
Total	$14,320,482	$14,292,998	0.2%	$30,557,271	$31,015,558	-1.5%

For the second quarter of 2007, revenue in China was $5.1 million, an increase of 14.8% compared to the same period in 2006.

In order to qualify for a direct selling license in China, Tianshi Engineering, our related party customer in China, is required to manufacture part of the products that it sells in China. As a result, in 2006, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. During the first quarter of 2006, we still had significant amounts of finished products in inventory. The semi-finished products have lower sales prices than the finished products we had previously sold to Tianshi Engineering. By the second quarter of 2006, most of the finished products in inventory had been sold. Therefore, the increase between the second quarters of 2007 and 2006 reflects a growth in sales of our products in China on the basis of comparing sales of semi-finished products in the second quarters of both 2006 and 2007. The increase in the strength of the renminbi against the dollar accounted for 43% of the $662,905 increase in revenue in the second quarter of 2007 compared to the same period in 2006.

For the six months ended June 30, 2007, revenue in China was $12.3 million, a decrease of 5.3% compared to the first half of 2006. We believe that sales to China have been negatively impacted by the following factors:

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

For the second quarter of 2007, international revenue was $9.2 million, a decrease of 6.5% compared to the same period in 2006. The decrease was primarily due to a decrease in sales in Africa. For the six months ended June 30, 2007, international revenue was $18.2 million, an increase of 1.3% compared to the same period in 2007.

Cost of Sales. Cost of sales for the second quarter of 2007 increased to $4.5 million, or by 15.9%, compared to $3.8 million for the same period in 2006. This increase was primarily due to an increase in the strength of the renminbi against the dollar. Cost of sales for the six months ended June 30, 2007 was $8.9 million, compared to $8.6 million for the same period in 2006.

Gross Profit. Gross profit for the second quarter of 2007 was $9.9 million compared to $10.5 million for the same period in 2006. The gross profit margin for the second quarter of 2007 was 68.9%, compared to 73.1% for the same period in 2006. Gross profit for the six months ended June 30, 2007 was $21.7 million, compared to $22.4 million for the same period in 2006. The gross profit margin for the six months ended June 30, 2007 was 70.9%, compared to 72.1% for the same period in 2006. Our gross profit margin is lower for semi-finished products than for the finished products that we were still selling during the first quarter of 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses remained flat at $3.3 million for the second quarter of 2007. Increases in salary and depreciation expenses were offset by decreases in research in development expenses. The selling and administrative expense as a percentage of sales was 23.2% for the second quarter of 2007 compared to 22.9% for the same period in 2006. Selling, general and administrative expenses was $6.6 million for the six months ended June 30, 2007, compared to $5.8 million for the same period in 2006, an increase of 12.2% The increase was primarily due to an increase in salary and depreciation expenses. The selling and administrative expense as a percentage of sales was 21.4% for the second quarter of 2007 compared to 18.8% for the same period in 2006.

Other income (expense), net. Other income (expense), net was $0.4 million of income for the second quarter of 2007, compared to $1,075 of expense for the same period in 2006. The income was primarily due to interest on our $26.3 million loan to Tianshi Engineering and interest from other receivables-related party. Beginning on January 1, 2007 we implemented a new accounting policy where accounts receivable-related parties older than 90 days would be transferred to other receivables-related party and accrue interest. Other income (expense), net was $0.9 million of income for the six months ended June 30, 2007 compared to $36,646 of expense for the same period in 2006.

Net income. As a result of the foregoing factors, net income for the second quarter of 2007 was $5.1 million, a decrease of 2.4% compared to $5.2 million for the same period in 2006. Net income for the six months ended June 30, 2007 was $11.6 million a decrease of 2.8% compared to $12.0 million for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds historically has been cash flows from operations. Inventories as of June 30, 2007 and December 31, 2006 were $5.4 million and $6.8 million, respectively. The decrease was mainly due to a decrease in raw materials and finished goods. Because of the week-long Chinese New Year holiday in February of this year, during which our operations were closed, we kept more inventories at the end of 2006 to make sure that there would be enough materials and finished goods in the first quarter of 2007.

Cash Flows

Net cash provided by operating activities decreased by $2.4 million to $7.6 million for the six months ended June 30, 2007, compared to the same period in 2006. This difference was primarily due to an increase in other receivables-related party.

Net cash used in investing activities in the six months ended June 30, 2007 decreased by $43.5 million compared to the same period in 2006. In the first six months of 2006, we made a $26.3 million loan to Tianshi Engineering, a $4.4 million loan to Tianyuan Capital Development Corp. Ltd. (“Tianyuan Capital”) and invested in a short-term financial product during the first two quarters of 2006.

Net cash used in financing activities in the six months ended June 30, 2007 decreased by $1.7 million for the six months ended June 30, 2007, which reflects a smaller dividend, $6.7 million compared to $7.3 million, paid to the minority shareholder of Biological in the second quarter of 2007 and 2006, respectively.

Capital Resources

As of June 30, 2007 and December 31, 2006, we had cash of $53.1 million and $54.3, respectively.  Approximately 64% of the cash was held in the bank account of Biological, 28% in the bank account of Tiens Yihai, and 8% in the bank account of Tianshi International.

Going forward, our primary requirements for cash consist of:

•	the continued production of existing products and general overhead and personnel related expenses to support these activities;

•	continued promotion of networking sales activities;

•	the development costs of new products; and

•	the expansion of production scale to meet the demands of our markets.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market all of our products through various domestic and international business entities that are related to our company through common ownership. Related party sales amounted to 100% of our total consolidated revenue, which was $14.3 million for the three months ended June 30, 2007.

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Our strategy in China is to expand our market share as Engineering and its Chinese affiliated companies open additional branches and chain stores. Tianshi Engineering had a total of 105 branches as of June 30, 2007. Prior to 2006, Biological sold all of its products to Tianshi Engineering as finished products at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before Biological became part of a U.S. public company, and we believe that it is a reasonable sales price for us to receive. Tianshi Engineering then sells the products to purchasers through individual distributors in its representative offices or through its affiliates. Through this process, the commission to those individual distributors is 52% of the Chinese market price; while the representative offices or affiliates incur 3-6% of the Chinese market price as their operation expenses and Tianshi Engineering retains 17-20% as expenses and profits. This is summarized as follows:

Biological (Costs, expenses and profit)	25%
Tianshi Engineering (expenses and profit)	17-20%
Tianshi Engineering’s Representative Offices or Affiliates	3-6%
Individual Distributors’ Commissions	52%
Chinese Market Price	100%

During 2006, we applied the same pricing formula to our finished products which were sold to Tianshi Engineering from our inventory. At the beginning of 2006, we also began selling semi-finished products to Tianshi Engineering. In order to qualify for a direct selling license in China, Tianshi Engineering is required to manufacture part of the products that it sells in China. As a result, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, this percentage varied during the year. This 75% figure was negotiated between the parties, and we believe that it is reasonable. The goal of this new pricing policy is to try to maintain the Company’s gross margins on semi-finished goods at a similar level to historical gross margins for finished goods.

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

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following table is provided to facilitate your understanding of the relationships between related parties and us and their transactions with us in 2006 and the three months ended June 30, 2007.

	As of
	June 30, 2007	December 31, 2006

Accounts receivable, trade - related parties,
net of allowance for doubtful accounts of
$87,323 and $86,776 as of June 30, 2007
and December 31, 2006, respectively	$17,377,311	$12,926,670

Other receivables - related parties	$11,798,849	$8,397,227

Loans receivable - related parties	$27,027,739	$25,640,000

Advances from customers - related parties	$1,542,577	$1,570,120

Other payables - related parties	$195,224	$522,105

Current portion of long-term debt-related party	$2,130,000	$2,130,000

Long-term debt - related party	$5,332,742	$6,397,742

Accounts receivable, trade - related parties. Accounts receivable, trade - related parties increased by $4.5 million from December 31, 2006 to June 30, 2007. Historically, Tianshi Engineering remitted payment to us upon sales to third party customers. However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we have agreed to allow Tianshi Engineering to retain those collections. Balances not remitted to us within 90 days are converted to other receivables - related parties.

Other receivables - related parties. Other receivables - related parties was $11.8 million as of June 30, 2007 and $8.4 million as of December 31, 2006. On April 24, 2007, we entered into a Term Loan Agreement with Tianshi Engineering. Pursuant to that agreement, beginning on April 1, 2007, $4.8 million of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due June 30, 2007 and the stated interest rate was 5.67%, the interest rate for the same level of loan stipulated by the People’s Bank of China. The loan was paid off on June 30, 2007.

Loans receivable - related parties. Loans receivable to related parties were $27.0 million and $25.6 million as of June 30, 2007 and December 31, 2006, respectively. On October 1, 2005, Biological loaned Tianshi Engineering $26.3 million. The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loans was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. On June 28, 2007 the loan was extended to September 30, 2007. The interest rate for the loan is the current interest rate for the same level of loan stipulated by the People’s Bank of China. The $1.4 million of increase was due to change in foreign currency exchange rate and $727,739 of interest accrued on the loan.

Long-term debt - related party. Long-term debt -related party was $5.3 million as of June 30, 2007 and $6.4 million as of December 31, 2006. In 2004, Tianshi International entered a term loan agreement with Tianyuan Capital pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi International, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi International must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing June 30, 2006 and ending June 30, 2011. Tianshi International used the loan proceeds in Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. As of June 30, 2007, we had paid $211,441 towards this loan.

Advances from customers - related parties. Advances from related party customers were $1.5 million as of June 30, 2007 compared to $1.6 million as of December 31, 2006. Advances from customers reflect the prepayment by certain of our customers to insure that they can continue to obtain enough of our products to meet their demand.

Other payables - related party. Other payables due to related parties as of June 30, 2007 and December 31, 2006, were $0.2 million and $0.5 million, respectively. These amounts arose from various operational transactions incurred with related parties.

Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease expires at the end of 2007 and requires annual rent at 1% of our total gross revenues. The rent was negotiated by the parties prior to entering into the agreement, before we acquired Tianshi International, and we believe that it is a reasonable rent for the facilities. The term of this agreement is for five years commencing on January 1, 2003. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $319,832 for the six months ended June 30, 2007.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. On July 21, 2005, the Chinese government approved an increase in the valuation of renminbi against the dollar by 2% to $1 = RMB8.11. As of June 30, 2007, the exchange rate was $1 = RMB 7.6.

Substantially all our revenues and expenses are denominated in the renminbi. However, we use the dollar for financial reporting purposes. The value of renminbi against the dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations are primarily in China, any significant revaluation of the renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert dollars into renminbi for our operations, appreciation of this currency against the dollar could have a material adverse effect on our business, financial condition and results of operation. Conversely, if we decide to convert our renminbi into dollars for other business purposes and the dollar appreciates against this currency, the dollar equivalent of the renminbi would be reduced.

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

A total of 15%, or approximately $30 million, of the registered capital was required to be contributed by the joint venture partners, within three months after the business license has been issued. Tianshi International has made its required capital contribution in the amount of $29,861,853. The remaining registered capital amounts were required to be contributed by each joint venture partner by May 27, 2007. For reasons discussed below, we did not make the additional capital contribution of $170 million to Tiens Yihai by May 27, 2007. After negotiating with Zhu Jia Jiao Industrial Park Economic Development Ltd. (representative of the local government, “Local Government”), the deadline for the additional capital contribution was extended for one year. We are currently negotiating with the local government for a reduction in the registered capital requirement.

In October 2004, the Company paid a deposit of $3.6 million to the Local Government to acquire the land use right of 263 acres located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for further decisions by state and local government before proceeding with development.

On November 10, 2006, Tianshi International and the Local Government entered into a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai, reduced to an 80 acres parcel of land. At that time, it was not clear whether the remaining 183 acres would be available for purchase in the future. Therefore, the Local Government has agreed to refund to Tiens $1.6 million of the original $3.6 million deposit when it receives a construction license for the development.

In order to proceed with the approval process for development of the property by Tiens Yihai, Tiens was required to provide a loan of $6.6 million to the Local Government for relocation costs for people living on the property. The $6.6 million loan was to be funded in two installments:

•	The first installment of $3.3 million was paid on November 27, 2006.

•
The second installment of $3.3 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tiens to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of $6.6 million.

In March 2007, we received notice that the Local Government had approved the land use rights for 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use right and continued uncertainty relating to the Tiens Yihai project, management has made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or the initial loan of $3.3 million made in November 2006.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Term Loan Agreement, dated April 24, 2007 between Tianjin Tianshi Biological Development Co., Ltd and Tianjin Tianshi Biological Engineering Co., Ltd.

10.2	Term Loan Agreement, dated June 28, 2007 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIENS BIOTECH GROUP (USA), INC.

Date: August 14, 2007

/s/ Jinyuan Li
Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007

/s/ Wenjun Jiao
Wenjun Jiao
Chief Financial Officer
(Principal Accounting Officer)