Form 10-Q
period 2007-09-30
TIENS BIOTECH GROUP USA INC
filed 2007-11-14
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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
Yes ☐ No ☒

There were 71,333,586 shares of the Company’s common stock outstanding on November 12, 2007.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$51,841,201	$54,270,065
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $75,456 and $86,776
as of September 30, 2007 and December 31, 2006, respectively	15,015,659	12,926,670
Accounts receivable, trade - third parties	18,817	18,135
Inventories	5,635,349	6,845,108
Other receivables	568,693	349,905
Other receivables - related parties	18,573,926	8,397,227
Employee advances	85,716	111,121
Prepaid expense	1,286,639	2,135,917
Loans receivable	3,497,238	3,223,809
Loans receivable - related party	27,714,328	25,640,000
Total current assets	124,237,566	113,917,957

Property, PLANT AND EQUIPMENT, net	34,205,418	30,511,319

OTHER ASSETS:
Intangible assets, net	3,061,331	510,183
Long-term prepaid expenses	1,629,810	3,807,539
Total other assets	4,691,141	4,317,722

Total assets	$163,134,125	$148,746,998

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,954,969	$4,123,105
Advances from customers - related parties	1,564,869	1,570,120
Wages and benefits payable	788,545	992,068
Other taxes payable	652,815	969,760
Other payables	630,328	500,213
Other payables - related parties	252,728	522,105
Dividend payable to minority interest	256,583	238,311
Current portion of long term debt, related party	2,130,000	2,130,000
Total current liabilities	9,230,837	11,045,682

LONG TERM DEBT, net of current portion, related party	5,332,742	6,397,742

Total liabilities	14,563,579	17,443,424

MINORITY INTEREST	9,505,594	11,883,323

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 260,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	8,842,009	8,842,009
Statutory reserves	9,420,783	9,420,783
Retained earnings	110,085,351	95,371,137
Accumulated other comprehensive income	10,645,475	5,714,988
Total shareholders' equity	139,064,952	119,420,251
Total liabilities and shareholders' equity	$163,134,125	$148,746,998

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
REVENUE - RELATED PARTIES	$11,027,478	$19,187,748	$41,584,749	$50,203,306

COST OF SALES	3,089,791	5,066,051	11,979,984	13,714,739

GROSS PROFIT	7,937,687	14,121,697	29,604,765	36,488,567

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,801,914	2,803,859	10,353,397	8,641,512

INCOME FROM OPERATIONS	4,135,773	11,317,838	19,251,368	27,847,055

OTHER INCOME (EXPENSE), net	149,683	164,104	1,044,290	127,458

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,285,456	11,481,942	20,295,658	27,974,513

PROVISION FOR INCOME TAXES	344,248	878,931	1,610,653	2,188,491

INCOME BEFORE MINORITY INTEREST	3,941,208	10,603,011	18,685,005	25,786,022

MINORITY INTEREST	848,212	2,167,747	3,970,791	5,396,570

NET INCOME	3,092,996	8,435,264	14,714,214	20,389,452

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,593,144	1,411,012	4,930,487	2,396,799

COMPREHENSIVE INCOME	$4,686,140	$9,846,276	$19,644,701	$22,786,251

EARNINGS PER SHARE, BASIC AND DILUTED	$0.04	$0.12	$0.21	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
						other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income	Totals
BALANCE, December 31, 2005,	71,333,586	$71,334	$8,842,009	$9,420,783	$69,079,060	$2,234,213	$89,647,399

Net Income	-	-	-	-	20,389,452	-	20,389,452
Foreign currency translation gain	-	-	-	-	-	2,396,799	2,396,799

BALANCE, September 30, 2006, unaudited	71,333,586	71,334	8,842,009	9,420,783	89,468,512	4,631,012	112,433,650

Net Income	-	-	-	-	5,902,625	-	5,902,625
Foreign currency translation gain	-	-	-	-	-	1,083,976	1,083,976

BALANCE, December 31, 2006,	71,333,586	71,334	8,842,009	9,420,783	95,371,137	5,714,988	119,420,251

Net Income	-	-	-	-	14,714,214	-	14,714,214
Foreign currency translation gain	-	-	-	-	-	4,930,487	4,930,487

BALANCE, September 30, 2007, unaudited	71,333,586	$71,334	$8,842,009	$9,420,783	$110,085,351	$10,645,475	$139,064,952

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,714,214	$20,389,452
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	3,970,791	5,396,570
Depreciation	2,213,931	1,738,855
Amortization	120,452	61,199
(Gain) loss on sale of assets	(3,341)	3,064
Interest expense (non-cash)	62,182	-
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(1,569,960)	(9,653,207)
Other receivables	(204,924)	(257,944)
Other receivables - related parties	(10,924,763)	447,827
Inventories	1,436,897	791,733
Employee advances	28,973	(201,963)
Prepaid expense	909,621	(175,692)
Increase (decrease) in liabilities:
Accounts payable	(1,278,408)	1,306,096
Advances from customers - related parties	(62,960)	(581,737)
Wages and benefits payable	(233,645)	(341,672)
Other taxes payable	(346,126)	103,025
Other payables	109,016	81,827
Other payables - related parties	(278,926)	(1,300,687)
Net cash provided by operating activities	8,663,024	17,806,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in long-term prepaid expense	(9,778)
Increase in loans receivable-related parties	(1,087,456)	(24,992,000)
Increase in intangible assets	(317,238)	(41,074)
Proceeds from sales equipment and automobiles	196	35,082
Purchase of equipment and automobiles	(4,722,769)	(4,382,904)
Net cash used in investing activities	(6,137,045)	(29,380,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments net of borrowings on short term notes payable	-	(1,065,000)
Payments to minority interest shareholder	(6,676,102)	(7,307,666)
Net cash used in financing activities	(6,676,102)	(8,372,666)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,721,259	1,172,806

DECREASE IN CASH	(2,428,864)	(18,774,010)

CASH, beginning of year	54,270,065	77,545,991

CASH, end of period	$51,841,201	$58,771,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,885,052	$1,863,250

Cash paid for interest expense	$211,441	$264,254

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Background

Tiens Biotech Group (USA), Inc. (the "Company" or "Tiens") was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp. In February 2002, it changed its name to Strategika, Inc., and in August 2003 to the current name.

As of September 30, 2007, Tiens is owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Mr. Jinyuan Li. Tiens owns 100% of Tianshi International Group Limited (“Tianshi International”). Tianshi International owns 80% of Tianjin Tianshi Biological Development Co., Ltd. (“Biological”).

On April 20, 2004, Tianshi International entered a joint venture contract (the "Joint Venture Project") with Tianjin Tianshi Pharmaceuticals Co. Ltd. ("Tianshi Pharmaceuticals") to establish Tiens Yihai Co. Ltd. ("Tiens Yihai"). Tiens Yihai is located in Shanghai, PRC, and was established to build a new research facility which would also produce the Company’s nutrition supplement, home care, and personal care products. Tiens Yihai is a foreign investment joint venture which is incorporated under the laws of PRC. Tiens Yihai is classified as a Foreign Investment Enterprise (“FIE”) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provide for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000. Tianshi International contributes 99.4% of the registered capital and Tianshi Pharmaceuticals owns the remaining 0.6%.

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products, and personal care products. In the People’s Republic of China (“PRC”), the Company sells its products to Tianjin Tianshi Biological Engineering Co. Ltd. ("Tianshi Engineering"), a related party through common ownership. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Outside the PRC, the Company sells its products to an extensive direct sales force of overseas affiliates and independent distributors who use the products themselves and/or resell them to other distributors or consumers. The Company sells to affiliated companies located in 63 countries.

Note 2 - Summary of significant accounting policies

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 29, 2007.

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Translation adjustments amounted to $10,645,475 and $5,714,988 as of September 30, 2007 and December 31, 2006, respectively. Asset and liability accounts at September 30, 2007 were translated at 7.52 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2007 and 2006 were 7.68 RMB and 8.00 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 2007 and December 31, 2006, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:
	September 30, 2007		December 31, 2006
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$(7,462,742)	$(7,410,790)	$(8,527,742)	$(8,527,742)

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Allowances for doubtful accounts

The Company's trade accounts receivable are mainly due from related companies. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At September 30, 2007 and December 31, 2006 receivables outstanding more than 180 days totaled $6,661,476 and $31,586, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes of allowance of doubtful accounts:

	Balance at Beginning of Period	Charged to Costs and Expenses	Recovery	Balance at End of Period
Period ended September 30, 2007
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$86,776	$75,456	$86,776	$75,456

Year ended December 31, 2006
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$206,916	$86,776	$206,916	$86,776

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market, using the moving weighted average method. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Prepaid expense

Prepaid expense consists of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually for determining whether provisions should be recorded.

Loans receivable - related party

The loans receivable - related party represents a $26,604,000 loan that has been made to Tianshi Engineering and $1,110,328 in interest has been accrued on the loan as of September 30, 2007 (see Note 4).

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings and improvement	20 years
Equipment	10 years
Computer equipment and software	5 years
Office equipment	5 years
Vehicles	5 years

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

Other assets

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants "land use rights." The Company acquired two land use rights for fifty years from the PRC on December 1, 1999 and October 4, 2004 for $673,627 in total. The costs are being amortized over fifty years since the third quarter of 2007, using the straight-line method. The Company is currently evaluating the extent of the adjustment with the respect of the amortization during the prior period. Other intangible assets include patents and trademarks and are amortized over the estimated useful life ranging from five to ten years.

A portion of long-term prepaid expense represents a deposit made in October 2004 with a local government agency in the amount of $3.59 million to acquire the land use right for approximately 263 acres of land located in Shanghai, China. The deposit is in connection with Tiens Yihai Industrial Park Project (“Tiens Yihai Project”) described in Note 10. The land use right is for a term of 50 years and as of September 30, 2007, the Company had obtained the land use rights for approximately 50 acres.

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
SEPTEMBER 30, 2007
(UNAUDITED)

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

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in Revenue and totaled $852,334 and $650,112 for the nine months ended September 30, 2007 and 2006 and $523,789 and $101,624 for the three months ended September 30, 2007 and 2006.

Research and Development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development costs of $515,421 and $812,963 for the nine months ended September 30, 2007 and 2006, respectively, and $169,127 and $173,421 for the three months ended September 30, 2007 and 2006, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2007 and December 31, 2006.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Earnings per share

The Company adopted SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the nine months and three months ended September 30, 2007 and 2006.

Other comprehensive income

Other comprehensive income represents the foreign currency translation adjustment for the year. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Shareholders’ Equity do not include other comprehensive income attributed to minority interest.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 3 - Supplemental disclosure of cash flow information

In February 2007, the Company received part of the land use right that the Company prepaid in 2004; accordingly, a total of $2,331,043 was reclassified from long-term prepaid expenses to intangible asset.

On June 29, 2007, Tianshi Engineering paid $1,276,441 to Tianyuan Capital Development Corporation Ltd. ("Tianyuan Capital") on behalf of the Company, representing one installment of the loan and the interest on the remaining loan for the six months ended June 30, 2007 (see note 11). In return, a part of loan made to Tianshi Engineering by the Company on April 24, 2007 relating to other receivables-related parties was offset.
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

On September 27, 2007, Tianshi Engineering paid $1,000,000 to Tianshi International on behalf of Biological, representing a payment of dividend by Biological. In return, a part of Biological’s accounts receivable to Tianshi Engineering was offset. The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;

2.	Biological had a determinable outstanding dividend payable to Tianshi International;

3.	The Company had the right to offset the two amounts;

4.	Both the Company and Tianshi Engineering agreed to offset the two amounts; and

5.	The agreement to offset is enforceable under Chinese contract law.

Note 4 - Loan receivable - related parties

During the last quarter of 2005, Tianshi Engineering borrowed RMB 200,000,000 ($26,604,000) from Biological. The purpose of the loan is to help Tianshi Engineering strengthen its sales network in China. This amount was repaid to Biological by December 31, 2005. Then this amount was loaned to Tianshi Engineering again on January 1, 2006 with a due date of December 31, 2006. The loan was originally interest free. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan at a rate of 5.58%. The stated interest rate is the current interest rate for the same level of loan stipulated by the People’s Bank of China. On June 28, 2007, the loan was further extended to September 30, 2007. On September 27, 2007, this loan was extended again to December 31, 2007. The Company accrued $1,110,328 of interest for this loan as of September 30, 2007.

Note 5 - Employee advances

Employee advances represent cash advances to various employees of the Company. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $85,716 and $111,121 as of September 30, 2007 and December 31, 2006, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 6 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Raw materials	$1,820,199	$2,106,929
Packing materials	829,485	1,113,360
Miscellaneous supplies	101,560	377,819
Work in process	306,945	688,007
Processing materials	422,938	369,618
Finished goods	2,154,221	2,189,375
Total	$5,635,349	$6,845,108

The Company wrote off obsolete goods that amounted to $158,768 and $59,832 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

Note 7 - Property, plant and equipment, net

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Buildings and improvements	$16,353,348	$14,829,748
Office equipment	343,337	323,753
Computer equipment and software	1,781,624	1,622,731
Equipment	10,803,019	9,329,628
Vehicles	5,382,610	5,187,572
Construction in progress	10,515,991	7,629,623
Total	45,179,929	38,923,055
Less: accumulated depreciation	(10,974,511)	(8,411,736)
Property, plant and equipment, net	$34,205,418	$30,511,319

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $2,213,931 and $1,738,855, respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $790,425 and $610,193, respectively.

Note 8 - Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Tianjin Tianshi Biological Engineering Co., Ltd	$15,420,459	$5,592,772
Shengshi Real Estate Development	1,325	1,039
Tianjin Tianshi Technical School	-	46,589
JinMao (Group) Holding	108,394	104,466
Shanghai Tianshi Jinquan Investment Co.	2,473	2,129
Tianjin Tianshi Group Co., Ltd	3,041,275	2,650,232
Total	$18,573,926	$8,397,227

See Note 17 for discussion of how these entities are related to Tiens.

Note 9 - Intangible assets

Intangible assets consists of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Land use rights	$3,029,996	$673,627
Other intangible assets	591,220	267,815
Less accumulated amortization	(559,885)	(431,259)
Intangible assets, net	$3,061,331	$510,183

Amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $120,452 and $61,199, respectively. As of September 30, 2007, $38,851 was amortized for the land use right of Tiens Yihai. Amortization expense for the three months ended September 30, 2007 and 2006 amounted to $67,819 and $20,606, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Estimated amortization expense for
the year ending December 31,	Amount
Remainder of 2007	$42,540
2008	$170,161
2009	$165,434
2010	$116,950
2011	$111,028

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

In October 2004, the Company paid a 10% deposit totaling of $3.59 million to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, “Local Government”) to acquire the land use right of approximately 263 acres of land located in Shanghai. However, in 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy". This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations readjusted and re-allocated projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for decisions by state and local government before proceeding with development.

On November 10, 2006, Tiens International and the Local Government entered into the Supplemental Agreement pursuant to which the parties agreed to the acquisition of land use right by Tiens Yihai of a reduced 80 acre parcel of land. At that time, it was not clear whether the remaining approximately 183 acres would be available for purchase in the future. Therefore, the Local Government has agreed to refund to Tiens $1.6 million of the original $3.6 million deposit when it receives a construction license for the development. In order to proceed with the purchase of the property by Tiens Yihai, Tianshi International was required to provide a loan of RMB50,000,000 (approximately $6,475,000) to the Local Government for relocation costs for people living on the property. The loan was to be funded in two installments:

•	The first installment of RMB25,000,000 (approximately $3,237,500) was paid on November 27, 2006.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

For the nine months and three months ended September 30, 2007, the Company accrued $152,222 and $53,809, respectively, of interest receivable which was added to the loan and included in Loan receivable. In addition, Tianjin Tianshi Group Co., Ltd (“Tianshi Group”), a related party, has agreed to provide a guarantee on behalf of the Local Government for an additional loan from a commercial bank of RMB50,000,000 (approximately $6,475,000).

As of September 30, 2007, Tiens Yihai had obtained the land use right for approximately 50 acres. Therefore, the Company reclassified $2,331,042 to intangible assets from long-term prepaid expenses. Due to the decrease in the size of the property for which the Company has received land use rights and continued uncertainty relating to the Tiens Yihai project, the Company has decided to suspend the development of the property as an industrial park and is currently considering alternative commercial uses. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or the initial loan of $3.3 million made in November 2006.

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006. Interest of $211,441 was paid for the six months ended June 30, 2007. Interest of $93,284 for the remaining loan was accrued for the three months ended September 30, 2007. Total principal payments for the next five years on all long-term debt are as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$7,462,742	$8,527,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$5,332,742	$6,397,742

Year Ending September 30,	Amount
2008	$2,130,000
2009	2,130,000
2010	2,130,000
2011	1,072,742
Total	$7,462,742

Note 12 - Minority interest and distribution

The rollforward of Minority Interest in the Balance Sheet is shown below:

		Biological		Yihai
		Minority		Minority	Total
	Biological	Owners	Yihai	Owners	Minority
	USD	(20%)	(USD)	(0.60%)	Interest
December 31, 2005	$58,769,254	$11,753,851	$29,198,163	$175,189	$11,929,040
Comprehensive income	37,464,431	7,492,886	1,356,883	8,141	7,501,027
Dividend distribution	(37,733,723)	(7,546,745)	-	-	(7,546,745)
December 31, 2006	$58,499,962	$11,699,992	$30,555,046	$183,330	$11,883,322
Comprehensive income	21,468,396	4,293,679	782,529	4,695	4,298,374
Dividend distribution	(33,380,512)	(6,676,102)	-	-	(6,676,102)
September 30, 2007	$46,587,846	$9,317,569	$31,337,575	$188,025	$9,505,594

Dividends declared by Biological are split pro rata between the shareholders according to their ownership interest. The payment of the dividends to the shareholders may occur at different times, resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of September 30, 2007, minority shareholders owned approximately 20% of the Company’s subsidiaries. The table below shows the outstanding dividends payable of Biological, as well as the allocation of dividends between Tianshi International and the minority shareholder.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Tianshi	Minority
Date	International	Shareholder	Totals
Dividends outstanding, December 31, 2005 Balance	$15,885,843	$-	$15,885,843
Dividends declared	30,186,978	7,546,745	37,733,723
Dividends paid	(1,557,742)	(7,308,434)	(8,866,176)
Accumulated Other Comprehensive Income (loss)	1,463,775	-	1,463,775
Dividends outstanding, December 31, 2006 Balance	$45,978,854	$238,311	$46,217,165
Dividends declared	26,704,410	6,676,102	33,380,512
Dividends paid	(2,276,441)	(6,676,102)	(8,952,543)
Accumulated Other Comprehensive Income (loss)	2,513,390	18,272	2,531,662
Dividends outstanding, September 30, 2007 Balance	$72,920,213	$256,583	$73,176,796

Note 13 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's subsidiary, Tianshi International, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiaries, Biological and Tiens Yihai, are Sino-Foreign Joint Ventures incorporated in the PRC. Pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and foreign enterprises and various local income tax laws, Sino-foreign joint venture enterprises generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements, unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply.

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
SEPTEMBER 30, 2007
(UNAUDITED)

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

Provision for income taxes for the nine months ended September 30, 2007 and 2006 were $1,610,653, and $2,188,491, respectively, and $344,248 and $878,931 for the three months ended September 30, 2007 and 2006, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at June 30, 2007 and 2006, respectively:

	2007	2006
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income taxes savings	(25.5)	(25.5)
Total provision for income taxes	7.5%	7.5%

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2007 and 2006 amounted to $5,476,219 and $7,440,869, respectively, and $1,170,442 and $2,988,366 tax savings for the three months ended September 30, 2007 and 2006, respectively. Earnings per share for the nine months ended September 30, 2007 and 2006 would decrease by $0.06 and $0.08, respectively, and would decrease by $0.01 and $0.03 for the three months ended September 30, 2007 and 2006, respectively, if the income tax had been applied.

VAT Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the contract and production of the Company's finished products can be used to offset the VAT due on sales of the finished goods. According to the current tax laws of the PRC, manufacturing enterprises do no need to pay VAT on sales of goods exported overseas, and the corresponding VAT on purchases will not be offset.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $3 816 975and $1 618 433, respectively, for the nine months ended September 30, 2007 and $4,314,238 and $1,791,667, respectively, for the nine months ended September 30, 2006. VAT on sales and VAT on purchases amounted to $897,739 and $587,252, respectively, for the three months ended September 30, 2007 and $1,701,616 and $803,801, respectively, for the three months ended September 30, 2006. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 14 - Accumulated Other Comprehensive Income

			Tianshi
	Biological	Yihai	International	Total
Balance as of December 31, 2005	$1,088,433	$732,331	$413,449	$2,234,213
Increase during the year	1,020,641	995,361	1,464,773	3,480,775
Balance as of December 31, 2006	$2,109,074	$1,727,692	$1,878,222	$5,714,988
Increase during the year	1,282,937	1,134,403	2,513,147	4,930,487
Balance as of September 30, 2007	$3,392,011	$2,862,095	$4,391,369	$10,645,475

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

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $450,680 and $359,863 for the nine months ended September 30, 2007 and 2006, respectively, and amounted to $152,436 and $119,615 for the three months ended September 30, 2007 and 2006, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $44,979 and $34,510 for the nine months ended September 30, 2007 and 2006, respectively, and $15,227 and $11,400 for the three months ended September 30, 2007 and 2006, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to the medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salaries to a PRC insurance company, which amounted to $245,302 and $195,970 for the nine months ended September 30, 2007 and 2006, respectively, and $82,942 and $64,316 for the three months ended September 30, 2007 and 2006, respectively.

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

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2007 and 2006, no transfer was made to this fund.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital for production and operation of the business. No minimum contribution is required. For the nine months ended September 30, 2007 and 2006, no transfer was made to this fund.

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

Total sales to the related party amounted to $15,736,494 and $20,281,510 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, total sales to the related party amounted to $3,388,880 and $7,240,485, respectively. This represents 100% of total sales in China for the years then ended. Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company has agreed to allow Tianshi Engineering to retain those collections.

Beginning on January 1, 2007, balances under accounts receivable relating to Tianshi Engineering which are not remitted to the Company within 90 days are converted to other receivables-related parties. On January 1, 2007, we entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, beginning on January 1, 2007, $4.2 million of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on March 31, 2007 and the stated interest rate was 6.3%. Both of the principal and interest of the loan were paid off on March 31, 2007.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On April 24, 2007, a Term Loan Agreement similar to the loan agreement signed on January 1, 2007 described above was signed between the Company and Tianshi Engineering. Pursuant to that agreement, beginning on April 1, 2007, $4.8 million of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on April 30, 2007 and the stated interest rate was 5.67%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. Both of the principal and interest of the loan were paid off on June 30, 2007.

On July 23, 2007, a Term Loan Agreement similar to the Term Loan Agreement signed on April 24, 2007 described above was signed between the Company and Tianshi Engineering. Pursuant to that agreement, beginning on July 1, 2007, $8.5million of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on September 30, 2007 and the stated interest rate was 5.85%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. On September 30, 2007, $1 million of the loan was paid off.

On October 1, 2005, Biological loaned Tianshi Engineering RMB 200,000,000 ($26,604,000). The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loan was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. In order to continue support of Tianshi Engineering's efforts in China, on December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan is the interest rate stipulated by the People’s Bank of China for a loan of the same amount or 5.58% at January 1, 2007. On June 28, 2007, the loan was further extended to September 30, 2007. On September 30, 2007, this loan was extended again to December 31, 2007. All receivables from Tianshi Engineering will be settled by cash payment. As of September 30, 2007, $1,110,328 of interest receivable had been accrued and is included in loans receivable - related party.

Amounts due from Tianshi Engineering were as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Accounts receivable - related parties	$4,419,231	$7,827,372
Other receivable - related parties	15,420,459	5,592,772
Loan receivable - related parties	27,714,327	25,640,000
Total receivables from Tianshi Engineering	$47,554,017	$39,060,144

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Transactions with Tianshi Group

On June 30, 2003, the Company entered into an office and facilities lease agreement with Tianshi Group, a company owned 90% by Jinyuan Li and 10% by Baolan Li. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense totaled $432,727 and $450,506 for the nine months ended September 30, 2007 and 2006, respectively.

On November 10, 2006, Tiens International signed an agreement with Shanghai Zhu Jia Jiao Industrial Park Economic Development Ltd (see Note 10). Tianshi Group has also agreed to provide a guarantee on behalf of the local government for a loan from a commercial bank of RMB50,000,000.

At September 30, 2007 and December 31, 2006, amounts due from Tianshi Group were $3,041,275 and $2,650,232, respectively and were included in Other receivable - related parties.

Transaction with international related party distributors

The Company sells products to international distributors. The Company’s CEO Jinyuan Li, is one of the owners of these distributors. The distributors market and sell the Company's products to independent distributors or end users of the products. Total sales to these related parties international distributors were $25,848,255 and $29,921,796 for the nine months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, total sales to these related parties international distributors were $7,638,598 and $11,947,263, respectively. Total accounts receivable as of September 30, 2007 and December 31, 2006 were $10,596,428 and $5,099,298, respectively.

Transaction with other related parties

Shengshi Real Estate Development is owned by the Company’s CEO Jinyuan Li. Total other receivables from Shengshi Real Estate Development as of September 30, 2007 and December 31, 2006 amounted to $1,325 and $1,039.

Tianjin Tianshi Technical School is owned by Jinyuan Li. Total other receivables from Tianjin Tianshi Technical School as of September 30, 2007 and December 31, 2006 amounted to $0 and $46,589, respectively.

JinMao (Group) Holding is owned by Jinyuan Li. Total other receivables from JinMao (Group) Holding as of September 30, 2007 and December 31, 2006 were $108,394 and $104,466

Shanghai Tianshi Jinquan Investment Co., is owned by Jinyuan Li. Total balances due from the related party amounted to $2,473 and $2,129 as of September 30, 2007 and December 31, 2006, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 18 - Additional product sales information

The Company has a single operating segment. 100% of the Company's revenues were generated from related parties for the nine months ended September 30, 2007 and 2006. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	Nine months ended September 30,		Three months ended September 30,
Revenue	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
China	$15,736,494	$20,281,510	$3,388,880	$7,240,485
International	25,848,255	29,921,796	7,638,598	11,947,263
Total	$41,584,749	$50,203,306	$11,027,478	$19,187,748

Revenue by Product Group:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Wellness products	$37,342,692	$43,457,716	$9,535,575	$16,609,578
Dietary supplement products	3,878,449	2,997,157	1,433,867	1,145,516
Personal care products	363,608	3,748,433	58,036	1,432,654
Total	$41,584,749	$50,203,306	$11,027,478	$19,187,748

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

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”; (e) whether we continue to experience delays in the export clearance of our products; (f) whether Tianshi Engineering, our affiliate that sells our products in China, obtains a direct selling license in China; and (g) whether we are able to find an alternative site to develop a new research and development and manufacturing facility. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

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

In October 2004, the Company paid a deposit of $3.6 million to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, “Local Government”) to acquire the land use right of approximately 263 acres of land located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for further decisions by state and local government before proceeding with development.

On November 10, 2006, Tianshi International and the Local Government entered into a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai, reduced to an 80 acre parcel of land. At that time, it was not clear whether the remaining approximately 183 acres would be available for purchase in the future. Therefore, the Local Government has agreed to refund to Tiens $1.6 million of the original $3.6 million deposit when it receives a construction license for the development.

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

In March 2007, we received notice that the Local Government had approved the land use rights for approximately 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use rights and continued uncertainty relating to the Tiens Yihai project, management has made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or the initial loan of $3.3 million made in November 2006.

We are currently considering the possible acquisition of an alternative 80 acres site located in the Wuqing economic development area of Tianjin, China. The property, which is owned by Tianshi Group, is located approximately seven kilometers from our current corporate headquarters and manufacturing facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Three months ended September 30			Nine months ended September 30
	2007	2006	Change	2007	2006	Change
Revenue - related parties	$11,027,478	$19,187,748	-42.5%	$41,584,749	$50,203,306	-18.2%
Cost of sales	3,089,791	5,066,051	-39.0%	11,979,984	13,714,739	-12.7%
Gross profit	7,937,687	14,121,697	-43.8%	29,604,765	36,488,567	-20.3%
Selling, general and administrative expenses	3,801,914	2,803,859	35.6%	10,353,397	8,641,512	14.0%
Income from operations	4,135,773	11,317,838	-63.5%	19,251,366	27,847,055	-30.9%
Other income (expense), net	149,683	164,104	-8.8%	1,044,290	127,458	719.3%
Income before provision for income taxes and minority interest	4,285,454	11,481,942	-62.7%	20,295,656	27,974,513	-27.5%
Provision for income taxes	344,248	878,931	-60.8%	1,610,653	2,188,491	-26.4%
Income before minority interest	3,941,206	10,603,011	-62.8%	18,685,003	25,786,022	-27.5%
Minority interest	848,212	2,167,747	-60.9%	3,970,791	5,396,570	-26.4%
Net income	3,092,994	8,435,264	-63.3%	14,714,212	20,389,452	-27.8%
Other comprehensive income:
foreign currency translation adjustment	1,593,144	1,411,012	12.9%	4,930,487	2,396,799	105.7%
Comprehensive income	$4,686,138	$9,846,276	-52.4%	$19,644,699	$22,786,251	-13.8%

Weighted average number of shares	71,333,586	71,333,586		71,333,586	71,333,586

Earnings per share, basic and diluted	$0.04	$0.12		$0.21	$0.29

Gross profit margin	72.0%	73.6%		71.2%	72.7%
Selling, general and administrative expenses as a percentage of sales	34.5%	14.6%		24.9%	17.2%
Net profit margin	28.0%	44.0%		35.4%	40.6%

Revenue. Revenue for the third quarter of 2007 was $11.0 million compared to $19.2 million for the same period in 2006, a decrease of 42.5%. Revenue for the nine months ended September 30, 2007 was $41.6 million compared to $50.2 million for the same period in 2006, a decrease of 18.2%. The breakdown of revenue between Chinese and international sales is as follows.

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
China	$3,388,880	$7,240,485	-53.2%	$15,736,494	$20,281,510	-22.4%
International	$7,638,589	$11,947,263	-36.1%	$25,848,255	$29,921,796	-13.6%
Total	$11,027,478	$19,187,748	-42.5%	$41,584,749	$50,203,306	-17.2%

For the third quarter of 2007, revenue in China was $3.4 million, a decrease of 53.2% compared to the same period in 2006. For the nine months ended September 30, 2007, revenue in China was $15.7 million, a decrease of 22.4% compared to the same period in 2006

During the third quarter of 2006, we conducted a promotion for our distributors in China called “Jeida”, which helped to drive sales. There was no similar promotion during the third quarter of 2007, and we believe that this was the primary reason for the decrease in revenue between the two periods. In addition, we believe that our sales in China have also been negatively impacted by increased government and media scrutiny on the direct selling industry, which we intend to pursue through our distributor in China, Tianshi Engineering, particularly following the enactment of the new direct selling regulations.

For the third quarter of 2007, international revenue was $7.6 million, a decrease of 36.1% compared to the same period in 2006. For the nine months ended September 30, 2007, international revenue was $25.8 million, a decrease of 13.6% compared to the same period in 2007. In August of this year, the General Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) announced an ongoing national campaign in China against unsafe food and substandard products. The four-month special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide. The campaign, which is currently scheduled to run to the end of the year, sets 20 detailed goals, including 12 "100 percents". For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and we have experienced significant delays in obtaining export clearance for our products which we sell to our international affiliates. However, to date, there have not been any specific problems identified with our products. These delays have resulted in decrease in our international revenues and some of our international affiliates not being able to receive sufficient quantities of our products to meet their demand.

Cost of Sales. Cost of sales for the third quarter of 2007 decreased to $3.1million, or by 39.0%, compared to $5.1 million for the same period in 2006. This decrease was primarily due to the corresponding decrease in revenue. Cost of sales for the nine months ended September 30, 2007 was $12.0 million, compared to $13.7 million for the same period in 2006, a decrease of 12.7%.

Gross Profit. Gross profit for the third quarter of 2007 was $7.9 million compared to $14.1 million for the same period in 2006, a decrease of 43.8%. The gross profit margin for the third quarter of 2007 was 72.0%, compared to 73.6% for the same period in 2006. Gross profit for the nine months ended September 30, 2007 was $29.6 million, compared to $36.5 million for the same period in 2006. The gross profit margin for the nine months ended September 30, 2007 was 71.2%, compared to 72.7% for the same period in 2006. This decrease is due to lower sales revenue and the fact that our gross profit margin is lower for semi-finished products than for the finished products that we were still selling in part of the nine month period ended September 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expense increased to $3.8 million for the third quarter of 2007, compared to $2.8 million for the same period in 2006, an increase of 35.6%. This increase was primarily the result of the hiring of additional employees and increases in salaries. The selling and administrative expense as a percentage of sales was 34.5% for the third quarter of 2007 compared to 14.6% for the same period in 2006. Selling, general and administrative expenses was $10.4 million for the nine months ended September 30, 2007, compared to $8.6 million for the same period in 2006, an increase of 19.8%. The increase in expenses was primarily due to an increase in salary and depreciation expenses, and the increase in expenses as a percentage of sales was also due to a decrease in sales between the two periods. The selling and administrative expense as a percentage of sales was 24.9% for the nine months ended September 30, 2007 compared to 17.2% for the same period in 2006.

Other income (expense), net. Other income (expense), net was $149,683 of income for the third quarter of 2007, compared to $164,104 for the same period in 2006. The income was primarily due to interest on our $26.3 million loan to Tianshi Engineering and interest from other receivables-related party. Beginning on January 1, 2007 we implemented a new accounting policy where accounts receivable-related parties from Tianshi Engineering which are older than 90 days are transferred to other receivables-related party and accrue interest. Other income (expense), net was $1.0million of income for the nine months ended September 30, 2007 compared to $127,458 of income for the same period in 2006.

Net income. As a result of the foregoing factors, net income for the third quarter of 2007 was $3.1 million, a decrease of 63.3% compared to $8.4 million for the same period in 2006. Net income for the nine months ended September 30, 2007 was $14.7 million, a decrease of 27.8% compared to $20.4 million for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds historically has been cash flows from operations. Inventories as of September 30, 2007 and December 31, 2006 were $5.6 million and $6.8 million, respectively. The decrease was mainly due to a decrease in raw materials and finished goods. Because of the week-long Chinese New Year holiday in February of this year, during which our operations were closed, we kept more inventories at the end of 2006 to make sure that there would be enough materials and finished goods in the first quarter of 2007.

Cash Flows

Net cash provided by operating activities decreased by $9.1 million to $8.7 million for the nine months ended September 30, 2007, compared to the same period in 2006. This difference was primarily due the decrease in revenue and an increase in other receivables-related party.

Net cash used in investing activities in the nine months ended September 30, 2007 decreased by $23.2 million compared to the same period in 2006. In the first nine months of 2006, we made a $26.6 million loan to Tianshi Engineering, a $4.4 million loan to Tianyuan Capital Development Corp. Ltd. (“Tianyuan Capital”) and invested in a short-term financial product. Mr. Jinyuan Li owns 100% of Tianyuan Capital.

Net cash used in financing activities in the nine months ended September 30, 2007 decreased by $1.7 million compared to the same period in 2006. An installment payment on our $10.65 million loan from Tianyuan Capital was paid on our behalf by Tianshi Engineering in return for us canceling an offsetting amount of other receivables-related parties relating to Tianshi Engineering.

Capital Resources

As of September 30, 2007 and December 31, 2006, we had cash of $51.8 million and $54.3, respectively.  Going forward, our primary requirements for cash consist of:

•	the continued production of existing products and general overhead and personnel related expenses to support these activities;

•	continued promotion of networking sales activities;

•	the development costs of new products; and

•	the expansion of production scale to meet the demands of our markets.

We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for the next 12 months. While we have suspended the construction of our Tiens Yihai research, development and manufacturing facility, we are considering the possibility of using an alternate development site. If we proceed with the acquisition and construction of an alternative site, we still may require additional financing to fund that project, which would include administrative offices, manufacturing facilities, warehouses and logistics.

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

Bad debts.

Our business operations are conducted primarily in China. During the normal course of business, we extend unsecured credit to our customers, all of whom are affiliated parties. Management reviews our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each fiscal year end. We record a provision for accounts receivable at 0.5% of our outstanding accounts receivable balance.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market all of our products through various domestic and international business entities that are related to our company through common ownership. Related party sales amounted to 100% of our total consolidated revenue, which was $10.3 million for the three months ended September 30, 2007.

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company. Tianshi Engineering, in turn, sells the products to end-users through its chain stores and Chinese affiliated companies. Our strategy in China is to expand our market share as Engineering and its Chinese affiliated companies open additional branches and chain stores. Tianshi Engineering had a total of 105 branches as of September 30, 2007. Prior to 2006, Biological sold all of its products to Tianshi Engineering as finished products at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before Biological became part of a U.S. public company, and we believe that it is a reasonable sales price for us to receive. Tianshi Engineering then sells the products to purchasers through individual distributors in its representative offices or through its affiliates. Through this process, the commission to those individual distributors is 52% of the Chinese market price; while the representative offices or affiliates incur 3-6% of the Chinese market price as their operation expenses and Tianshi Engineering retains 17-20% as expenses and profits. This is summarized as follows:

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

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following table is provided to facilitate your understanding of the relationships between related parties and us and their transactions with us in 2006 and the three months ended September 30, 2007.

	As of
	September 30, 2007	December 31, 2006

Accounts receivable, trade - related parties,
net of allowance for doubtful accounts of
$75,456 and $86,776 as of September 30, 2007
and December 31, 2006, respectively	$15,015,659	$12,926,670

Other receivables - related parties	$18,573,926	$8,397,227

Loans receivable - related parties	$27,714,327	$25,640,000

Advances from customers - related parties	$1,564,869	$1,570,120

Other payables - related parties	$252,728	$522,105

Current portion of long-term debt-related party	$2,130,000	$2,130,000

Long-term debt - related party	$5,332,742	$6,397,742

Accounts receivable, trade - related parties. Accounts receivable, trade - related parties increased by $2.1 million from December 31, 2006 to September 30, 2007. Historically, Tianshi Engineering remitted payment to us upon sales to third party customers. However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we have agreed to allow Tianshi Engineering to retain those collections. Balances not remitted to us within 90 days are converted to other receivables - related parties.

Other receivables - related parties. Other receivables - related parties was $18.6 million as of September 30, 2007 and $8.4 million as of December 31, 2006. Beginning on January 1, 2007, balances under accounts receivable relating to Tianshi Engineering which are not remitted to the Company within 90 days are converted to other receivables-related parties. On July 23, 2007, we entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, beginning on July 1, 2007, $8.5million of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on September 30, 2007 and the stated interest rate was 5.85%, the interest rate for the same level of loan stipulated by the People’s Bank of China. On September 30, 2007, $1 million of the loan was paid off.

Loans receivable - related parties. Loans receivable to related parties were $27.7 million and $25.6 million as of September 30, 2007 and December 31, 2006, respectively. The $2.1 million of increase was due to change in foreign currency exchange rate and accrued interest. On October 1, 2005, Biological loaned Tianshi Engineering $26.6 million. The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loan was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. On December 22, 2006, the loan was extended to March 30, 2007 and was converted to an interest-bearing loan at a rate of 5.58%. On June 28, 2007 the loan was extended to September 30, 2007. On September 27, 2007, this loan was extended again to December 31, 2007. The Company accrued $1,110,328 of interest for this loan as of September 30, 2007.

Long-term debt - related party. Long-term debt -related party was $5.3 million as of September 30, 2007 and $6.4 million as of December 31, 2006. In 2004, Tianshi International entered a term loan agreement with Tianyuan Capital pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi International, at an interest rate of 5% per year, with interest payable on September 30 and December 31, commencing December 31, 2004. Tianshi International must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing September 30, 2006 and ending September 30, 2011. Tianshi International used the loan proceeds in Tiens Yihai. For the three months ended September 30, 2007, interest of $93,284 on the loan was accrued.

Advances from customers - related parties. Advances from related party customers were $1.6 million as of September 30, 2007 and December 31, 2006. Advances from customers reflect the prepayment by certain of our customers to insure that they can continue to obtain enough of our products to meet their demand.

Other payables - related party. Other payables due to related parties as of September 30, 2007 and December 31, 2006, were $0.2 million and $0.5 million, respectively. These amounts arose from various operational transactions incurred with the following parties, each of which is owned by Jinyuan Li: Shengshi Real Estate Development, Tianjin Tianshi Technical School, JinMao (Group) Holding and Shanghai Tianshi Jinquan Investment Co.

Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease expires at the end of 2007 and requires annual rent at 1% of our total gross revenues. The rent was negotiated by the parties prior to entering into the agreement, before we acquired Tianshi International, and we believe that it is a reasonable rent for the facilities. The term of this agreement is for five years commencing on January 1, 2003. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $432,727 for the nine months ended September 30, 2007.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. As of September 30, 2007, the exchange rate was $1 = RMB 7.52.

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

In October 2004, the Company paid a deposit of $3.6 million to the Local Government to acquire the land use right of approximately 263 acres of land located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for further decisions by state and local government before proceeding with development.

On November 10, 2006, Tianshi International and the Local Government entered into a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai, reduced to an 80 acres parcel of land. At that time, it was not clear whether the remaining approximately 183 acres would be available for purchase in the future. Therefore, the Local Government has agreed to refund to Tiens $1.6 million of the original $3.6 million deposit when it receives a construction license for the development.

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

In March 2007, we received notice that the Local Government had approved the land use rights for approximately 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use right and continued uncertainty relating to the Tiens Yihai project, management has made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or the initial loan of $3.3 million made in November 2006.

A RECENT CAMPAIGN IMPOSED BY THE CHINESE GOVERNMENT AGAINST THE EXPORT OF UNSAFE FOOD AND SUBSTANDARD PRODUCTS, MAY INHIBIT OUR ABILITY TO EXPORT OUR PRODUCTS INTERNATIONALLY

In August of this year, AQSIQ announced an ongoing national campaign in China against unsafe food and substandard products. The four-month special campaign against poor product quality was launched in response to a series safety scares involving Chinese products worldwide. The campaign, which is currently scheduled to run to the end of the year, sets 20 detailed goals, including 12 "100 percents". For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and we have experienced significant delays in obtaining export clearance for our products which we sell to our international affiliates. However, to date, there have not been any problems identified with our products. We believe that these delays have resulted in some of our international affiliates being unable to purchase sufficient quantities of our products to meet their demand and a corresponding decrease in our international revenues. Continued delays in the export clearance for our products may continue to result in us not being able to meet the demand for our products from our international affiliates. Currently we are not able to provide an estimate as to when we will receive export clearance for our products. If delays continue in the export clearance of our products, we may experience further decreases in sales that adversely affect our results of operations.

UNCERTAINTY IN THE DEVELOPMENT OF DIRECT SELLING REGULATIONS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS IN CHINA.

Substantially all of our assets are located in China, and approximately 50%, 56% and 40.5% of our revenues in 2004, 2005 and 2006, respectively, derive from our operations in China. Accordingly, our operations are subject, to a significant degree, to Chinese law. In China, we are aiming to expand our market share through the branches, chain stores, and affiliated companies of Tianshi Engineering, our affiliate who sells our products in China. In addition to expansion through branches, chain stores and affiliates companies of Tianshi Engineering, we also intend to pursue direct selling of our products by individual distributors through Tianshi Engineering. Because direct selling was only recently authorized in China, the regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals have been interpreted differently by different governmental authorities. The direct selling regulations require Tianshi Engineering to apply for approval to conduct a direct selling enterprise in China.

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

Tianshi Engineering has found that it is taking more time than anticipated to work through the approval process with the Chinese authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. A delay in obtaining approvals at one level can delay our ability to obtain approvals at the next level. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict a timeline for obtaining these approvals. If Tianshi Engineering does not receive a direct selling license in China, then its ability to compete against its competitors who have received such a license may be hurt. As a result, Tianshi Engineering may lose distributors who find a competitor’s direct selling business and compensation model more attractive. This could materially decrease the revenues that we receive from sales by Tianshi Engineering in China.

EXHIBITS

Exhibit No.	Description

10.1	Term Loan Agreement, dated September 27, 2007 between Tianjin Tianshi Biological Development Co., Ltd and Tianjin Tianshi Biological Engineering Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIENS BIOTECH GROUP (USA), INC.

Date: November 14, 2007

/s/ Jinyuan LI
Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007

/s/ Wenjun Jiao
Wenjun Jiao
Chief Financial Officer
(Principal Accounting Officer)