Form 10-K
period 2007-12-31
TIENS BIOTECH GROUP USA INC
filed 2008-03-31
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to_____
Commission File Number: 001-32477

TIENS BIOTECH GROUP (USA), INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2926439
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

No. 6, Yuanquan Rd.
Wuqing New Tech Industrial Park
Tianjin, China 301700
----------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: 011 86-22-8213-7626

Securities registered under 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001	The American Stock Exchange

Securities registered under 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the closing sale price of $3.83 per share of Common Stock on the American Stock Exchange on June 30, 2007, the aggregate market value of the 3,503,586 shares of voting stock held by non-affiliates of the Registrant was approximately $13,418,734.

There were 71,333,586 shares of the Company’s common stock outstanding on March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions, uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

AVAILABILITY OF SEC FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s reports filed with the SEC, free of charge, on our website at http://www.tiens-bio.com.

PART I

ITEM 1. BUSINESS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States Dollars and references to “RMB” are to Chinese Renminbi (RMB). References to “we”, “us”, “our”, the “Company” or “Tiens USA” include Tiens Biotech Group (USA), Inc. and its subsidiaries.

Overview

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, People’s Republic of China (“China” or the “PRC”) through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co., Ltd. (“Biological”). We sell our products for distribution in China to an affiliated company that in turn sells the products to consumers through its chain store and its Chinese affiliated companies. Outside of China, we sell our products to overseas affiliated companies located in 52 countries that in turn sell them to independent direct sales distributors.

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

On September 9, 2003, pursuant to an Agreement and Plan of Reorganization, dated August 22, 2003, among the Company, Tianshi International Holdings Group Ltd., a British Virgin Islands company (“Tianshi Holdings”), and Jinyuan Li, Wenjun Jiao and Yupeng Yan, all Chinese Nationals who were stockholders of Tianshi Holdings, the Company received from the Tianshi Holdings stockholders all of the issued and outstanding common stock of Tianshi Holdings in exchange for the issuance by the Company of 68,495,000 shares of our common stock to the Tianshi Holdings stockholders, representing 95% of the issued and outstanding common stock of the Company at such time, after giving effect to the issuance.

On June 18, 2003, Tianshi Holdings acquired 80% of Biological’s outstanding shares from Tianshi Hong Kong International Development Co., Ltd., which is 100% owned by our Chairman, Chief Executive Officer and President, Jinyuan Li. Biological is a Chinese-foreign equity joint venture company established under Chinese laws on March 27, 1998, subject to the Law on Sino Foreign Equity Joint Ventures. On December 31, 2003 the Company changed its name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

Tianjin Tianshi Pharmaceuticals Co., Ltd. (“Tianshi Pharmaceuticals”), a Chinese company, owns the remaining 20% of Biological. Tianjin Pharmaceuticals is 87.66% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”), a Chinese company, and 7.29% owned by Mr. Li’s daughter, Baolan Li. Tianshi Group is 90% owned by Jinyuan Li and 10% owned by Baolan Li. Tianshi Group also owns 51% of Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”), the entity to which we sell all of our products for consumption in China. Baolan Li owns the remaining 49% of Tianshi Engineering.

In April 2004, Tianshi Holdings entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture (“Tiens Yihai”). Tiens Yihai is 99.4% owned by Tianshi Holdings and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility in Shanghai, China. In March 2007, the Company decided to suspend the proposed development by Tiens Yihai.

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd., a British Virgin Islands Company (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Tianjin Tiens Life Resources Co., Ltd., a Chinese Foreign Investment Enterprise (“Life Resources”) for $64.2 million. Life Resources was incorporated on April 29, 2005 as a Foreign Investment Enterprise (“FIE”) in Wuqing, Tianjin, PRC, with a registered share capital of $30,000,000. On March 13, 2008 the Chinese government approved an increase in the registered capital of Life Resources from $30,000,000 to $50,000,000. The closing of the transaction was subject to government approval of transfer of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer of the shares of Life Resources. Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices in Tianjin, China.

The following chart shows the ownership interests in our subsidiaries.

Products and Manufacturing

We have developed and produce 33 nutrition supplement products, which include wellness products and dietary supplements.

Each of our wellness products includes at least one health function and has been issued a Certificate of Domestic Wellness Product by the State Food and Drug Administration (SFDA). This SFDA certificate is required for the production and sale of wellness products in China. Dietary supplements, which do not include any health functions, are considered to be “ordinary food,” and do not require a SFDA certificate. Each of our products has been issued a Product Standard Code by the Bureau of Technical Supervision.

We have put great emphasis on product quality assurance. In 2002, we were awarded a Quality System Certificate for compliance with the standard “ISO9001: 2000” in the area of Design and Development, Production and Service of Food and Health Care Food in China. In addition, many of our products have received a certificate for Hazard Analysis Critical Control Point (“HACCP”). HACCP identifies and assesses hazards and risk associated with the manufacture, distribution and use of food-handling establishments. In 2007, four of our products received a kosher certificate from the Kosher Supervision of America (“KSA”), which is recognized by rabbinical societies throughout the world. These products bear the KSA symbol, which tells consumers that they are in compliance with kosher standards.

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

The following table lists our products.

Wellness Products *	Dietary Supplement Products *
Tianshi Nutrient Super Calcium Powder (a) (b)	Tianshi Super Calcium Milk Powder (a) (b)
Tianshi Super Calcium Powder with Metabolic Factors (a) (b)	Tianshi Double-cellulose Tablets (a) (b)
Tianshi Super Calcium Powder for Children (a) (b)	Tianshi Lycopene Tablets (a) (b)
Tianshi Super Calcium Capsules with Lecithin (a) (b)	Tianshi Tibet-Garlic Capsules (a)
Tianshi Throat Care Granules (b)	Tianshi Pine Pollen Powder Capsules (a) (b)
Tianshi Lipid Metabolic Management Tea (a) (b) (c)	Tianshi Protein Powder (b)
Tianshi Slimming Tea (a) (b) (c)	Tianshi Eel Oil Capsules (a)
Tianshi Spirulina Tablets (b)	Tianshi Multi-Vit-Mine Coffee (a) (b)
Tianshi Spirulina Capsules (a) (b)	Tianshi Gourmet Powder with Super Calcium (b)
Tianshi Cell Rejuvenation Capsules (a) (b)	Tianshi Hemp Seed Oil Softgels (a) (b)
Tianshi Zinc Capsules (a) (b)	Tianshi Snak-powder Capsules
Tianshi Cordyceps Capsules (a) (b)
Tianshi Chitosan Capsules (a) (b)
Tianshi Sweet Dreams Granules (a) (b)
Tianshi Vitality Softgels (a) (b)
Tianshi Metabolic Balance Capsules (a) (b) (c)
Chewable Calcium Tablets (a) (b)
Chewable Calcium Tablets with multi-flavor (a) (b)
Grape Extract Capsules (a) (b)
Tianshi Beauty Face Capsules (a) (b) (c)
Bone Treasure Tablets (a) (b)
Tianshi Ginkgo Leaf Tablet (a) (b)

*	These products are not intended to diagnose, treat, cure or prevent any disease.
(a)	This product has received Halal Approval, which certifies that our manufacturing processes comply with the requirements of Islamic dietary law.
(b)	This product has received an HACCP Certificate.
(c)	This product has received KSA Kosher Certificate.

During 2007, we phased out production of our personal care line of products, which had not been a material part of our business, to focus on our wellness products and dietary supplements. For the years ended December 31, 2007, 2006 and 2005, all of our revenue was generated from related party customers. See note 16 to our consolidated financial statements for a breakdown of domestic and international revenue, and revenue by product group for the last three fiscal years. In 2007, 2006 and 2005 our Tianshi Cordyceps Capsules accounted for 18.1%, 16.5% and 14.1% of our revenue, respectively, and our Tianshi Nutrient Super Calcium Powder accounted for 15.8%, 14.1% and 17.3% of our revenue, respectively.

Trademarks and Patents

We consider the “Tiens” logo important to our business and have registered our products under the logo “Tiens” with the State Administration of Industry and Commerce in China. The registration is valid for a period of ten years from May 21, 2002 and can be renewed for further ten-year periods multiple times. We have conducted extensive research and developed Tianshi Super Calcium Powder with Metabolic Factors and Tianshi Super Calcium Powder for Children, which have each been awarded a patent from State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0. These two patents are effective for 20 years, commencing on January 13, 2001.

Suppliers

We have established long-term relationships with most of our suppliers. We believe that the raw materials required for manufacturing our products are relatively easy to find and alternative suppliers are convenient to locate.

Research and Development

We incurred research and development expenses of $0.7 million, $1.0 million and $0.6 million in 2007, 2006 and 2005 respectively. As of December 31, 2007, we employed 69 staff members in research and development, and we anticipate hiring an additional 19 research and development employees in 2008.

Marketing and Distribution

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. During 2007 Tianshi Engineering closed eleven of its less profitable branches in China. As of December 31, 2007, Tianshi Engineering had 100 branches in China. Prior to 2006, Biological sold all of its products to Tianshi Engineering as finished products at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi Holdings, and we believe that it is a reasonable sales price for us to receive.

At the beginning of 2006, we also began selling semi-finished products to Tianshi Engineering. To qualify for a direct selling license in China, Tianshi Engineering is required to produce a part of the products that it sells in China. As a result, we began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, this percentage varied during the year. This 75% figure was negotiated between the parties, and we believe that it is reasonable. The goal of this new pricing policy was to try to maintain the Company’s gross margins on semi-finished goods at a similar level to historical gross margins for finished goods.

Internationally, our strategy is to develop a strong direct sales force through our international affiliated companies. Currently the United States is not a significant part of our business. We sell our products to overseas affiliated companies located in 52 countries who in turn sell them to independent direct sales distributors. During 2007, in order to consolidate our international distribution, we reduced the number of countries where we sell directly to overseas affiliates from 63 to 52. Therefore, some of our overseas affiliate customers also now sell our products on to other overseas affiliates which are no longer our direct customers. In 2007 our highest sales outside of China were to the following ten countries, in descending order: Indonesia, Russia, Ukraine, Kazakhstan, Congo, Hungary, South Africa, Peru, India and Columbia.

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

Backlog was $12.2 million as of December 31, 2007, compared to $15.4 million as of December 31, 2006. We expect all of the backlog at the end of 2007 to be filled within the 2008 fiscal year.

Competition

We compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do. The leading direct selling companies in our existing markets are Avon and Alticor (Amway). Some of our competitors, including Avon and Alticor (Amway), have been granted a direct selling business license in China pursuant to China’s recent regulations governing direct selling. In some instances, these licenses can be limited to certain cities and/or provinces. The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China. Tianshi Engineering has made an application for, but has not yet received, a direct selling license in China.

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

We develop and manufacture products that are mainly classified as nutrition supplement products, which includes wellness products and dietary supplement products. Wellness products may not be sold in China without a wellness products certificate. The governmental approval process in China for a newly developed wellness product is as follows:

1.	An application for a product certificate is filed with SFDA, which directs the applicant to send the product samples to one of the government appointed research institutes;

2.	The appointed research institute conducts clinic trials, stability tests, function tests and toxicity tests on the product, makes a report and sends the report back to SFDA within 6 months; and

3.	The Expert Committee of SFDA makes a final decision on the application and issues a “wellness products certificate” or a refusal notice to the applicant.

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

Tianshi Engineering has found that it is taking more time than anticipated to work through the approval process with the Chinese authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. A delay in obtaining approvals at one level can delay its ability to obtain approvals at the next level. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict a timeline for obtaining these approvals. Until the application is approved, Tianshi Engineering will continue to sell our products through its branches, chain stores, and affiliated companies in China.

Environmental Compliance

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our manufacturing operations are in material compliance with all applicable environmental laws.

Employees

As of December 31, 2007, we had 1,405 employees. We believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS.

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

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO RAISE ADEQUATE FUNDS TO COMPLETE THE CONSTRUCTION OF OUR NEW HEADQUARTERS, RESEARCH AND DEVELOPMENT AND MANUFACTURING FACITILITIES BEING BUILT BY LIFE RESOURCES.

In December 2007, we entered into an agreement to acquire Life Resources, a company which is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices totaling approximately 420,000 square meters in Tianjin, China. We currently estimate that the budget for completion of the Life Resources project will be approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources. We intend to construct the facilities in phases over several years, based on available cash and capacity needs. Depending on the rate of construction and our cash flow, we may require additional financing to complete the funding of that project. If we are not able to fund the completion of the new facilities, our future growth opportunities may be limited.

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

OUR PRODUCTS MUST KEEP PACE WITH ADVANCES IN THE INDUSTRY OR THEY MAY BE DISPLACED BY COMPETITORS’ NEWLY DEVELOPED PRODUCTS.

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

The success of our new product offerings depends upon a number of factors, including our ability to:

•	accurately anticipate consumer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

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

OUR MANAGEMENT LACKS EXPERIENCE OPERATING A U.S. PUBLIC COMPANY.

Our management had no experience operating a U.S. public company before our acquisition of Tianshi Holdings. The initial difficulties with public company regulations faced by U.S. managers of a newly public company are aggravated with respect to our management, by our unfamiliarity with Western regulatory regimes and language and time zone differences. In addition, management must integrate new accounting rules and control procedures. Learning compliance is likely to distract management from operations to a greater degree than might be the case of management of a U.S. company, and the period during which our management masters the rules, when errors are more likely to occur, may be longer. Accordingly, the expense and operational risks inherent to a transition from private to public company are greater for Tiens USA than might usually be the case.

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

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful; and

•	Economic policies will not be significantly altered from time to time.

A RECENT CAMPAIGN IMPOSED BY THE CHINESE GOVERNMENT AGAINST THE EXPORT OF UNSAFE FOOD AND SUBSTANDARD PRODUCTS, IN HINDERING OUR ABILITY TO EXPORT OUR PRODUCTS INTERNATIONALLY.

In August 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve "100 percents". For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and we have experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. We believe that these delays have resulted in some of our international affiliates not being able to purchase sufficient quantities of our products to meet their demand, resulting in a loss of sales. Continued delays in the export clearance for our products may continue to result in us not being able to meet the demand for our products from our international affiliates and future loss of sales. Currently we are not able to provide an estimate as to the timing for the clearance of our products for export.

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

UNCERTAINTY IN THE DEVELOPMENT OF DIRECT SELLING REGULATIONS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS IN CHINA.

Substantially all of our assets are located in China, and approximately 56.0%, 40.5% and 40.9% of our revenues in 2005, 2006 and 2007, respectively, were derived from our operations in China. Accordingly, our operations are subject, to a significant degree, to Chinese law. In China, we are aiming to expand our market share through the branches, chain stores, and affiliated companies of Tianshi Engineering, our affiliate who sells our products in China. Because direct selling was only recently authorized in China, the regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals have been interpreted differently by different governmental authorities. The direct selling regulations require Tianshi Engineering to apply for approval to conduct a direct selling enterprise in China.

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

WE MAY NOT BE REFUNDED MONIES WE HAVE PAID FOR THE TIENS YIHAI PROPERTY.

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

On November 10, 2006, Tiens International and the Local Government entered into a supplemental agreement pursuant to which the parties have agreed to the acquisition of land use rights by Tiens Yihai of a reduced 486 mu (80 acres) parcel of land. In order to proceed with the purchase of land use rights of the property by Tiens Yihai, Tianshi Holdings is required to provide a loan of $6.4 million to the Local Government for relocation costs for people living on the property. The $6.4 million loan is to be funded in two installments:

•	The first installment of $3.2 million was paid on November 27, 2006.

•
The second installment of $3.2 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tianshi Holdings to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of the loan. In March 2007, we received notice that the Local Government had approved the land use rights for 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use rights and continued uncertainty relating to the Tiens Yihai project, management made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.6 million it previously agreed to refund or repay the initial loan of $3.2 million made in November 2006.

THE LEGAL AUTHORITIES IN CHINA ARE IN THE PROCESS OF EVALUATING HERETOFORE TAX AND FEE BENEFITS PROVIDED TO FOREIGN INVESTORS AND COMPANIES TO ENCOURAGE DEVELOPMENT WITHIN THE COUNTRY SUCH THAT THESE BENEFITS MAY BE LESSENED OR REMOVED WITH THE CONSEQUENCE THAT EXPENSES MAY RISE IMPACTING MARGINS AND NET INCOME.

Biological is located in Tianjin Wuqing Development Area, a national new technology development zone, and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Prior to the year ended December 31, 2002, Biological suffered operating losses. Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year full exemption for income taxes expired for Biological and it became subject to income tax at a reduced rate of 7.5%.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, there are no detailed regulations regarding the implementation of new EIT. In the first quarter of 2008, we were required by local tax authority to prepay income tax at a tax rate of 25%. We are currently evaluating the effect of the new EIT law will have on our financial position.

WE ARE SUBJECT TO COMPLEX CHINESE BUSINESS REGULATIONS.

As China changes its economy from planned to more market-oriented, uncertainties arise regarding governmental policies and measures. Although, in recent years, the Chinese government has implemented measures emphasizing the use of market forces for economic reform, reduction of state ownership of productive assets, and establishment of sound corporate governance practices, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and leased to business entities or individuals through governmental grants of state-owned land use rights. The grant process is typically based on government policies at the time of grant, which can be lengthy and complex and may adversely affect our planned manufacturing expansion. The Chinese government also exercises significant control over China’s economic growth through allocation of resources, foreign currency control and providing preferential treatment to particular industries or companies.

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

THE CHINESE LEGAL SYSTEM IS NOT FULLY DEVELOPED AND HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO INVESTORS.

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited legal precedents. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the People’s Republic of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

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

CHINESE ECONOMIC, POLITICAL AND SOCIAL CONDITIONS AS WELL AS GOVERNMENT POLICIES COULD ADVERSELY AFFECT OUR BUSINESS.

All of our assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by:

•	changes in the rate or method of taxation;

•	imposition of additional restrictions on currency conversion and remittances abroad;

•	reduction in tariff or quota protection and other import restrictions; and

•	changes in the usage and costs of state-controlled transportation services.

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

RISKS RELATED TO OUR COMMON STOCK

THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED TRADING MARKET.

Shares of our common stock are traded on the American Stock Exchange under the symbol “TBV”. There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading activity, the quoted price for our common stock is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and the market value of our common stock likely would decline.

OUR COMMON STOCK MAY BE SUBJECT TO REGULATIONS PRESCRIBED BY THE SECURITIES AND EXCHANGE COMMISSION RELATING TO “PENNY STOCK”.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We conduct our main business activities in Tianjin, China. Our primary facilities are located at No. 6. Yuanquan Road, Wuqing New-tech Industrial Park, Tianjin, PRC.

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease expired at the end of 2007 and required annual rent at 1% of our total gross revenues. The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. In 2007 we paid $522,318 to Tianshi Group under the lease. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. Effective January 1, 2008, we entered into a new lease with Tianshi Group regarding the following properties on the same terms as the lease which expired at the end of 2007:

•	three office buildings with a total area of 8,265 square meters;

•	one research building with an area of 2,400 square meters; and

•	one dormitory with an area of 2,365 square meters.

On December 14, 2007, Biological entered into a Real Property Transfer Agreement (the “Transfer Agreement”) with Tianshi Group. Under the Transfer Agreement, Biological transferred to Tianshi Group title to buildings consisting of approximately 34,000 square meters of office, workshop, conference and exhibition space located at the Company’s headquarters in Tianjin China for $15,316,496. Biological also transferred land use rights on the underlying land, which is owned by the government of China, continuing through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other properties. On December 14, 2007, Biological and Tianshi Group also entered a Lease Agreement pursuant to which Biological has the right to use and occupy the office and workshop spaces being transferred under the Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that we move to the new administrative offices being constructed by Life Resources, or the land use rights on the underlying property expire.

The following properties are covered by the December 14, 2007 lease:

•	two workshops with an area of 8,600 square meters;

•	two warehouses with an area of 9,447 square meters; and

•	one power station with an area of 615 square meters

Tiens Yihai Property

In April 2004, Tianshi Holdings entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai. Tiens Yihai is 99.4% owned by Tianshi Holdings and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility, which would also produce certain of our products. In October 2004, the Company paid a deposit of $3.6 million to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, “Local Government”) for acquiring the land use right of 1,600 mu (263 acres) located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were awaiting further decisions by state and local government.

On November 10, 2006, Tiens International and the Local Government entered into a supplemental agreement pursuant to which the parties have agreed to the acquisition of land use rights by Tiens Yihai of a reduced 486 mu (80 acres) parcel of land. The remaining 1,114 mu (184 acres) may not be available for purchase in the future. Therefore, the Local Government has agreed to refund to us $1.6 million of the original $3.6 million deposit when we receive a construction license for the development.

In order to proceed with the purchase of the property by Tiens Yihai, Tianshi Holdings is required to provide a loan of $6.4 million to the Local Government for relocation costs for people living on the property. The $6.4 million loan is to be funded in two installments:

•	The first installment of $3.2 million was paid on November 27, 2006.

•
The second installment of $3.2 million is to be paid after Tiens Yihai obtains a construction license to develop the property. The parties have agreed to allow Tianshi Holdings to reduce this second installment by the amount of the $1.6 million refund due to it.

In return for the loan, Tiens Yihai will receive a tax credit in the amount of the loan. In March 2007, we received notice that the Local Government had approved the land use rights for 50 acres of the Tiens Yihai property. As a result of the reduction in the number of acres for which we have received land use rights and continued uncertainty relating to the Tiens Yihai project, management made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party.

Life Resources Property

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi Investment to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer. Pursuant to the Sale and Purchase Agreement, the Tianshi Holdings advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

•	$28,592,743 was paid by canceling a loan in the principal amount of RMB200,000,000 to Tianshi Engineering owned by Biological together with interest accrued;
•	$16,557,914 was paid by canceling of other receivable owned by Tianshi Engineering to Biological; and
•	$19,096,525 was paid in cash.

Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices totaling approximately 420,000 square meters. Construction began in July 2006. The facilities are located 7 kilometers from our current headquarters in Tianjin, China. We currently estimate that the budget for completion of the Life Resources project will be approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources. We intend to move our headquarters to these new facilities upon its completion.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 4, 2007, the annual meeting of stockholders of the Company (the “Annual Meeting”) was held at the Company’s Tianjin offices for the following purposes:

1.	Elect the following persons to the Board of Directors: Jinyuan Li, Wenjun Jiao, Yupeng Yan, Gilbert Raker, Howard Balloch, and Socorro Quintero.

2.	Ratify the Board of Directors’ appointment of Grobstein, Horwath & Company LLP, the independent public accountants as the auditor of the Company for the fiscal year 2007.

In this Annual Meeting, there were accordingly present, in person or by proxy, an aggregate of 67,970,169 shares of Common Stock, such shares being a majority of the 71,333,586 shares of Common Stock entitled to notice of and to vote at the meeting.

The result of the vote taken for the election of directors at the meeting was as follows:

Directors	No. of Shares For	No. of Shares Against	Withheld Authority
Jinyuan Li	67,959,959	10,210	0
Wenjun Jiao	67,959,959	10,210	0
Yupeng Yan	67,959,959	10,210	0
Socorro Quintero	67,959,959	10,210	0
Howard Balloch	67,959,359	10,810	0
Gilbert Raker	67,959,959	10,210	0

The result of the vote taken for the ratification of the appointment of Grobstein, Horwath & Company LLP was as follows:

•	67,959,924 shares voted in favor of the proposal,

•	7,208 shares voted against the proposal, and

•	3,037 shares abstained.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Stock Performance Presentation

The following chart compares the cumulative stockholder return on the Company’s common stock with the cumulative total stockholder return of (i) the AMEX Composite Index and (ii) the Nasdaq Biotechnology Index.

Cumulative Total Return
Among Tiens Biotech Group (USA), Inc.,
AMEX Composite Market Index and NASDAQ Biotech Index (1) (2)

	October 7, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Tiens Biotech Group (USA), Inc.	$100.00	$301.25	$175.00	$90.50	$98.25	$58.50
Amex Composite Index	$100.00	$115.51	$141.18	$173.14	$202.41	$237.17
Nasdaq Biotechnology Index	$100.00	$95.61	$101.47	$104.35	$105.42	$110.25

(1) Assumes $100 invested on October 7, 2003 and assumes dividends reinvested. The Company has not paid any dividends on its common stock, and no dividends are included in the report of the Company’s performance. Measurement points are at the last trading day of the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

(2) The Company was listed on the American Stock Exchange as of April 25, 2005. The Company’s common stock began quotation on the OTC Bulletin Board on October 7, 2003. Prior to October 7, 2003, the Company’s common stock was eligible for quotation on the OTC Bulletin Board, but there was no trading activity.

Market Prices of Common Stock

Our common stock was listed on the OTC Bulletin Board under the symbol “TBGU” from January 1, 2004 to April 24, 2005. On April 25, 2005, our common stock was listed on the American Stock Exchange under the symbol “TBV”. The following table sets forth the range of high and low bid prices for our common stock reported by the American Stock Exchange in each fiscal quarter from January 1, 2006 to December 31, 2007.

	High	Low
Fiscal 2006
Quarter Ended March 31, 2006	$5.02	$3.62
Quarter Ended June 30, 2006	$7.47	$4.01
Quarter ended September 30, 2006	$4.40	$2.61
Quarter ended December 31, 2006	$4.02	$2.80

Fiscal 2007
Quarter Ended March 31, 2007	$6.99	$3.75
Quarter Ended June 30, 2007	$4.55	$3.55
Quarter ended September 30, 2007	$4.55	$2.65
Quarter ended December 31, 2007	$6.85	$2.25

Shareholders

As of March 25, 2008, there were a total of 71,333,586 shares of our common stock outstanding, held by approximately 941 stockholders of record. This number of holders of record does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividend Policy

We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Authorization of Securities for Issuance Under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain of our historical financial data. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere in this document. The following selected financial data as of and each of the five years ended December 31, 2003 through 2007 have been derived from our audited consolidated financial statements.

	Year Ended December 31
	2007	2006	2005	2004	2003

Income Statement Data:

Revenue - related parties	$54,900,060	$66,790,466	$68,688,669	$58,910,532	$38,392,208
Cost of sales	16,526,695	18,082,441	17,451,605	17,483,739	12,725,161
Gross profit	38,373,365	48,708,025	51,237,064	41,426,793	25,667,047
Selling, general and administrative expenses	14,306,660	12,789,810	13,413,875	7,363,248	3,171,338
Income from operations	24,066,705	35,918,215	37,823,189	34,063,545	22,495,709
Other income (expense), net	1,520,208	161,091	(639,137)	388,266	(1,178,389)
Income before provision for income taxes
and minority interest	25,586,913	36,079,306	37,184,052	34,451,811	21,317,320
Provision for income taxes	2,026,875	2,823,899	2,984,302	0	0
Income before minority interest	23,560,038	33,255,407	34,199,750	34,451,811	21,317,320
Minority interest	4,966,397	6,963,330	7,321,630	7,013,515	4,263,498
Net income	18,593,641	26,292,077	26,878,120	27,438,296	17,053,822
Other comprehensive income
Foreign currency translation adjustment	8,265,358	3,480,775	2,246,380	(8,239)	0
Comprehensive income	$26,858,999	$29,772,852	$29,124,500	$27,430,057	$17,053,822
Weighted average number of shares outstanding	71,333,586	71,333,586	71,333,586	71,801,819	44,730,609
Earnings per share, basic and diluted	$0.26	$0.37	$0.38	$0.38	$0.38

Balance Sheet Data (at end of period):

Cash and cash equivalents and current investments	$48,678,945	$54,270,065	$77,545,991	$39,243,872	$12,725,043
Working capital	59,323,558	74,008,466	81,067,056	53,716,852	28,121,818
Total assets	181,627,637	148,746,998	121,624,154	83,518,933	57,101,642
Current potion of long-term debt	2,130,000	2,130,000	2,130,000	155,442	259,364
Long-term debt	4,267,742	6,397,742	8,527,742	10,657,742	155,591
Stockholders’ equity	$146,348,355	$119,420,251	$89,647,399	$60,522,899	$33,086,192

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”; and (e) whether Tianshi Engineering, our affiliate who sells our products in China, obtains a direct selling license in China. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Overview

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, China through our 80% owned subsidiary, Biological. We sell our products to affiliated companies in China and internationally.

We develop our products at our product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. We have developed and produce 33 nutrition supplement products, which include wellness products and dietary nutrition supplements. During 2007, we phased out production of our personal care line of products, which had not been a material part of our business, to focus on our wellness products and dietary supplements.

In China, we sell our products to Tianshi Engineering, an affiliated company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Internationally, we sell our products to overseas affiliates who in turn sell to independent distributors who use the products themselves and/or resell them to other distributors or consumers.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. In 2007 revenue was $54.9 million compared to $66.8 million in 2006, a decrease of 17.8%. The breakdown of revenue between Chinese and international sales is as follows.

Chinese and International Revenue

Revenue	Year 2007	Year 2006	% Change
China	$22,476,135	$27,074,979	-17.0%
International	$32,423,925	$39,715,487	-18.4%

In 2007 revenue from China decreased to $22.5 million, or 17.0% compared to $27.1 million in 2006, primarily due to a decrease in sales. In order to qualify for a direct selling license in China, Tianshi Engineering, our related party customer in China, is required to produce a part of the products that it sells in China. Therefore, at the beginning of 2006, we began selling semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. These semi-finished products have a lower sales price than the finished products we had previously sold to Tianshi Engineering. During 2006 we still had a considerable inventory of finished products that we continued to sell to Tianshi Engineering. As a result, during 2006 we were still selling some of the higher-priced finished products. In 2007, substantially all of the products we sold to Tianshi Engineering were semi-finished products.

In addition, in the third quarter of 2006, Tianshi Engineering conducted a special promotion to stimulate sales in China. No similar promotion was held in 2007. The application of Tianshi Engineering for a direct selling license in China is still pending. Until the application is approved, Tianshi Engineering will continue to sell our products through its branches, affiliated companies and chain stores in China.

In 2007, international sales decreased by 18.4% to $32.4 million, compared to $39.7 million in 2006. This mainly reflects a sharp decrease in sales to countries in Africa during the second quarter of 2007 and a decrease in sales generally in other countries. In addition, in August of 2007, AQSIQ announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve "100 percents". For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and we have experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. However, to date, there have not been any specific problems identified with our products. We believe that these delays have resulted in some of our international affiliates not being able to purchase sufficient quantities of our products to meet their demand and a corresponding decrease in our international revenues. Continued delays in the export clearance for our products may continue to result in us not being able to meet the demand for our products from our international affiliates.

Cost of sales. Cost of sales were $16.5 million in 2007 compared to $18.1 million in 2006, a decrease of 8.6%. This decrease was primarily due to the corresponding decrease in sales revenue. Cost of sales decreased at a lesser rate than revenue because the cost of raw materials increased during 2007 while our product prices remained unchanged.

Gross profit. Gross profit decreased by 21.2% to $38.4 million in 2007, compared to $48.7 million in 2006. The gross profit margin for 2007 was 69.9% compared to 72.9% in 2006. The semi-finished products which we were selling in China during 2007 had a lower profit margin than the finished products which we were selling in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 11.9% to $14.3 million in 2007, compared to $12.8 million in 2006. The increase was primarily due to increases in salaries and benefits ($629,769), consulting expenses ($392,751), insurance costs ($340,571) and depreciation expenses ($247,071). The selling and administrative expenses as a percentage of sales increased to 26.1% in 2007 from 19.1% in 2006.

Other income, net. Other income, net was $1.5 million of income in 2007, compared to income of $0.2 million in 2006. Other income mainly includes interest income. On January 1, 2007, the $25.6 million loan to Tianshi Engineering became interest bearing. In addition beginning in January 2007, accounts receivable relating to Tianshi Engineering and which are older than 90 days are transferred to other receivables-related parties and become interest bearing.

Net income. For the above stated reasons, net income in 2007 was $18.6 million compared to $26.3 million in 2006, a decrease of 29%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue. In 2006 revenue was $66.8 million compared to $68.7 million in 2005, a decrease of 2.8%. The breakdown of revenue between Chinese and international sales is as follows.

Chinese and International Revenue

Revenue	Year 2006	Year 2005	% Change
China	$27,074,979	$38,181,090	-29.1%
International	$39,715,487	$30,507,579	30.2%

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

In addition, we believe that sales to China in 2006 were negatively impacted by other factors, including:

•	continued consumer uncertainty in China regarding the impact of direct selling regulations and uncertainty regarding the timing of the direct selling license application process and approval; and

•	increased government and media scrutiny on the direct selling industry, particularly following publication of new direct selling regulations at the end of 2005.

In 2006, international sales increased to $39.7 million, or 30.2% compared to $30.5 million in 2005. The strong growth reflected a significant increase in demand for our products in Indonesia, as well as strong revenue growth in Kazakhstan, South Africa, Thailand, Ukraine, Congo and Ghana.

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

The increase was a result of improved cash management, including the purchase of an investment product and deposits in higher interest-bearing accounts.

Net income. For the above stated reasons, net income in 2006 was $26.3 million compared to $26.9 million in 2005, a decrease of 2.2%.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly data for the periods shown.

	Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Revenue-related parties	$13,315,311	$11,027,478	$14,320,482	$16,236,789	$16,587,160	$19,187,748	$14,292,998	$16,722,560
Cost of sales	4,546,711	3,089,791	4,454,594	4,435,599	4,367,702	5,066,051	3,842,392	4,806,296
Gross profit	8,768,600	7,937,687	9,865,888	11,801,190	12,219,458	14,121,697	10,450,606	11,916,264
Selling, general and administrative expenses	3,953,263	3,801,914	3,328,727	3,222,756	4,148,297	2,803,859	3,271,232	2,566,422
Income from operations	4,815,337	4,135,773	6,537,161	8,578,434	8,071,161	11,317,838	7,179,374	9,349,842
Other (expense) income, net	475,918	149,683	446,994	447,613	33,633	164,104	1,075	(37,721)
Income before provision for income taxes and minority interest	5,291,255	4,285,456	6,984,155	9,026,047	8,104,794	11,481,942	7,180,449	9,312,121
Provision for income taxes	416,222	344,248	555,395	711,010	635,408	878,931	576,029	733,531
Income before minority interest	4,875,033	3,941,208	6,428,760	8,315,037	7,469,386	10,603,011	6,604,420	8,578,590
Minority interest	995,606	848,212	1,369,361	1,753,218	1,566,759	2,167,747	1,419,943	1,808,881
Net income	3,879,427	3,092,996	5,059,399	6,561,819	5,902,627	8,435,264	5,184,477	6,769,709
Other comprehensive income foreign currency translation adjustment	3,334,871	1,593,144	2,062,282	1,275,061	1,083,976	1,411,012	267,960	717,827
Comprehensive income	$7,214,298	$4,686,140	$7,121,681	$7,836,880	$6,986,603	$9,846,276	$5,452,437	$7,487,536
Weighted average number of shares outstanding	71,333,586	71,333,586	71,333,586	71,333,586	71,333,586	71,333,586	71,333,586	71,333,586
Earnings per share, basic and diluted	$0.05	$0.04	$0.07	$0.09	$0.08	$0.12	$0.07	$0.09

Contractual Obligations and Commercial Commitments

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2007.

	Payments due by period (1)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$6,397,742	$2,130,000	$4,260,000	$7,742	$0
Operating Lease Obligations	574,550	574,550	0	0	0
Total fixed contractual obligations	$6,972,292	$2,704,550	$4,260,000	$7,742	$0

(1) We lease our office building and manufacturing facilities in Tianjin, China from Tianshi Group, a related party, through common ownership. On June 30, 2002, we entered into a written lease agreement with Tianshi Group to pay annual rent at 1% of our total gross revenues. This agreement expired on December 31, 2007. We have entered into a new on-year lease agreement with Tianshi Group, effective January 1, 2008, with the same terms. Because the rent is based upon a percentage of our gross total revenues, we are not able to include a fixed figure in the table relating to this obligation. The total amount paid in 2007 under this lease was $522,318.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $5.5 million in 2007, compared to $12.9 million in 2006. The decrease primarily reflects the decrease in net income and the fact that, during 2007, Tianshi Engineering did not pay us cash for products it purchased from us, but offset such amounts from other liabilities we owed Tianshi Engineering and other affiliates.

As of December 31, 2007, we had positive working capital of $59.3 million. Cash was $48.7 million as of December 31, 2007, compared to $54.3 as of December 31, 2006.

Net cash used in investing activities was $8.3 million in 2007 compared to $35.9 million in 2006. In 2006 we made a $25.6 million loan to Tianshi Engineering. That loan was paid off on December 20, 2007 by canceling an equal amount of the consideration due to Tianshi Investment for the acquisition of Life Resources.

Net cash used in financing activities was $6.2 million for 2007, compared to $2.1 million for 2006. In 2007 Biological paid a $6.7 million dividend to its minority shareholder.

Accounts receivable-related parties increased slightly to $14.3 million as of December 31, 2007 from $12.9 million as of December 31, 2006. Other receivable-related parties increased to $13.1 million as of December 31, 2007 from $8.4 million as of December 31, 2006. Historically, Tianshi Engineering remitted payment to us upon sales to third-party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we agreed to allow Tianshi Engineering to defer payment to us. Beginning in January 2007, accounts receivable relating to Tianshi Engineering older than 90 days are transferred to other receivables-related parties and become interest bearing.

Going forward, our primary requirements for cash consist of:

•	construction by Life Resources of new research and development, manufacturing and logistic facilities, and administrative offices;

•	the continued production of existing products and general overhead and personnel related expenses to support these activities;

•	the development costs of new products; and

•	expansion of production scale to meet the demands of our markets.

We estimate that the completion of the Life Resources project will require approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources. We intend to construct the facilities in phases over several years, based on available cash and capacity needs. Depending on the rate of construction and our cash flow, we may require additional financing to complete the funding of that project. We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for 2008.

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

Revenue Recognition

During 2007, the Company sold both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products was recognized at FOB Tianjin shipping point. Revenue from finished products was recognized only when the related party Chinese distributors recognized sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As of December 31, 2007, Tianshi Engineering, an affiliated company, owned all of the related party distributors which sell our products in China.

Allowance for Doubtful Accounts

Our trade accounts receivables are mainly due from related companies. We have a general allowance for doubtful debts of 0.5% of the year-end balance of accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end, paying particular attention to the age of receivable outstanding.

Inventories

Inventories are stated at the lower of cost or market using the moving average basis. Management reviews inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Recent Accounting Pronouncements

On September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combination" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements- and amendment of ABB No. 51" (“SFAS 160”). SFAS 160 provide a guide on how to report non-controlling interest in consolidated financial statement. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Effect of Fluctuations in Foreign Exchange Rates

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. As of December 31, 2007, the exchange rate was $1 = RMB 7.31, compared to $1 = RMB 7.80 as of December 31, 2006.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 26, 2007, we received notice from our principal independent accountant, Moore Stephens Wurth Frazer & Torbet, LLP (“MSWF&T”), that it was resigning as our accountant effective immediately.

During the two most recent fiscal years through the date of MSWF&T’s resignation, there was no disagreement between us and MSWF&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MSWF&T, would have caused MSWF&T to make reference to the subject matter of the disagreement in connection with its report, and MSWF&T did not advise us that the internal controls necessary for us to develop reliable financial statements did not exist. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the two most recent fiscal years through the date of MSWF&T’s resignation.

The audit report of MSWF&T on our financial statements for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and such audit report was not qualified or modified as to uncertainty, audit scope or accounting principles.

On September 26, 2007, we engaged Grobstein, Horwath & Company LLP (“GH&C”) to serve as our new principal independent accountant in connection with the review of our third quarter financial statements for the three months ended September 30, 2007 and the audit of our financial statements for the year ended December 31, 2007. The decision to engage GH&C as our principal independent accountants was approved by our Audit Committee on September 26, 2007.

During the fiscal years ended December 31, 2006 and 2005 and in the subsequent interim periods prior to the engagement of GH&C, neither we nor any person on our behalf consulted with GH&C concerning (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report was provided to us or oral advice was provided that GH&C concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of the directors and executive officers of the Company as of March 29, 2008. With the exception of Jinyuan Li, who served on the Board since the reorganization in September 2003, all other directors served on the Board since January 2004.

NAME	AGE	POSITION

Jinyuan Li	50	Chairman, Chief Executive Officer, President and Director

Wenjun Jiao	44	Chief Financial Officer, Director and Secretary

Yupeng Yan	45	Executive Vice President and Director

Socorro Quintero	56	Director

Howard Balloch	57	Director

Gilbert Raker	64	Director

None of our directors and officers was selected pursuant to any agreement or understanding with any other person. There is no family relationship between any director or executive officer and any other director or executive officer.

Jinyuan Li

Mr. Li has served as the Chairman of the Board and a Director since September 2003. Mr. Li is also the President and founder of the Company. He also serves as President of Tianshi Group and has held that position since 1995. Mr. Li has 14 years of experience in the petroleum and plastics industries. He holds a number of leadership positions in government and social associations, including as commissioner of the Tianjin Political Consultative Conference; Standing Director of China Entrepreneur’s National Council; Executive Commissioner of All-China Federation of Industry and Commerce; Vice President of Chinese Bioengineering Association; and Vice president of Chinese Healthcare Association. Mr. Li was elected as one of the Top Ten Most Outstanding Talents in the Greater China Area; one of the Ten Most Popular Personages Among the High-Ranking, by China Economic Forum; Excellent Entrepreneur, by the Organization Committee of the Second Chinese Entrepreneur Forum in 2003, and as the Most Creative Chinese Businessman of Asia in 2004. Mr. Li holds an MBA from Nankai University.

Wenjun Jiao

Mr. Jiao has served as the Chief Financial Officer of the Company since September 2003 and Secretary since February 2007. Prior to that, Mr. Jiao served as the Chief Financial Officer of Tianjin Tianshi Biological Development Co. Ltd from May 2001 through 2003. Mr. Jiao is a Certified Public Accountant in China. Before he joined Tianjin Tianshi Biological Development Co. Ltd, Mr. Jiao served as CFO of various large companies and as chairman of a consulting company in China. Mr. Jiao has 19 years of financial management experience in the manufacturing, trade, construction and consulting industries and received the 2005 and 2006 “Top Ten CFO of China Award” jointly from the China Enterprise Confederation, CFO World Magazine and International Data Group. Mr. Jiao holds a Doctorate in Accounting from Tianjin University of Finance and Economics and an MBA from Oklahoma City University.

Yupeng Yan

Mr. Yan has served as Executive Vice-President of the Company since September 2003. Mr. Yan has also served as Vice-President of Tianshi Group since March 1997, acting as general manager of its Information Technology Center since June 2007 and as head of Tianshi Marketing Group from June 2004 to June 2007. Mr. Yan currently holds a number of leadership positions including Vice-Dean of Tianshi Occupational Technique Institute, and Vice-Chairman of Tianshi Science and Technique Association. Mr. Yan was elected as one of the Chinese Ten Outstanding Professional Managers in 2004. Mr. Yan received an Executive MBA from Nankai University in July 2004.

Socorro Quintero

Dr. Quintero serves as a director of the Company. Dr. Quintero is an Associate Professor of Finance and Managing Director of the Corporate Directors Institute at Oklahoma City University’s Meinders School of Business (“OCU”). Prior to joining OCU in 1993, she served as Assistant Professor of Finance at the University of South Florida. Dr. Quintero has extensive work experience in various industrial engineering capacities and management levels while working for Atlantic Steel Company, Abbott Laboratories and Levi Strauss & Co. She received a Bachelor of Science in Physics from the University of the Philippines, an M.S. in Industrial Engineering from the Georgia Institute of Technology, and a Doctorate in Finance from the University of Texas at Austin.

Gilbert Raker

Mr. Raker serves as a director of the Company, and has served as the President, Chief Executive Officer and Chairman of the Board of SEMX Corporation (Pink Sheets: SEMX) since 1988. SEMX Corporation manufactures materials and components used in microelectronic circuitry, primarily for the automotive, consumer electronics, defense, medical and aerospace industries. Prior to 1988, Mr. Raker worked at two private equity investment firms and was employed as Chief Financial Officer by two New York Stock Exchange listed companies and several private companies. Mr. Raker received his B.S. in Chemistry from Eastern University and his MBA in Production Management from Syracuse University.

Howard Balloch

Mr. Balloch serves as a director of the Company and is the founder and President of The Balloch Group, an investment advisory and merchant banking firm located in Beijing, China. Mr. Balloch served as the Canadian ambassador to the People’s Republic of China from February of 1996 until July of 2001. Mr. Balloch currently serves on the board of directors of the following companies: Magic Lantern Group (AMEX: GML), Zi Corporation (TSX: ZIC, NASDAQ: ZICA), Oztime Media, a wholly-owned subsidiary of Zi Corporation, Ivanhoe Energy, Inc. (TSX: IE, NASDAQ: IVAN), Ivanhoe Mines Ltd. (TSX, NYSE, NASDAQ: IVN), East Energy Corp. (TSX: EEC), Methanex Corporation (TSX:MX, NASDAQ: MEOH), Maple Leaf Education Holding and Capital Club, Beijing. Mr. Balloch is also the Vice-Chairman of the Canada China Business Council and currently serves as an Adjunct Professor of International Business at the University of British Columbia. Mr. Balloch received his B.A. and M.A. degrees from McGill University.

Audit Committee

The Board of Directors has established an audit committee in accordance with Rule 10A-3 of the Exchange Act. The members of the Audit Committee are Socorro Quintero (Chairman), Howard Balloch and Gilbert Raker, each of whom is independent as defined under Section 121(A) of the American Stock Exchange listing standards currently in effect. None of the Audit Committee members is a current officer or employee of the Company or any of its affiliates.

The Board of Directors has determined that Socorro Quintero and Gilbert Raker each qualify as an “audit committee financial expert” under Item 401(b) of Regulation S-K of the Exchange Act.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics to promote its commitment to the legal and ethical conduct of the Company’s business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code of Business Conduct and Ethics, which provides the foundation for compliance with all corporate policies and procedures, and best business practices.

The Code of Business Conduct and Ethics was filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. A written copy of the Code of Business Conduct and Ethics will be provided upon request at no charge by writing to the Company’s corporate secretary, Alexander Jiao, at Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to 2007.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

All compensation decisions for our executive officers, including the salary of our CEO and President, Jinyuan Li, are made by Jinyuan Li. Because Mr. Li owns more than 50% of our voting stock, we are a “controlled company” pursuant to Rule 801(a) of the American Stock Exchange Rules (“Amex Rules”). Therefore, we are exempt from Amex Rule 805(a), which requires that the compensation of a CEO and all other executive officers be determined, or recommended to the Board for determination, by a compensation committee composed of independent directors, or the majority of independent directors on the Board.

The objectives of our compensation programs.

We seek to attract and retain executive officers of the highest caliber and motivate them to maximize the success of our business.

What our compensation program is designed to reward.

Our CEO believes that he is incentivized by his large equity ownership in the Company. Therefore, he believes that a long-term employment contract providing a base salary is appropriate compensation for him. With respect to the other executive officers’ base salaries, our CEO bases his recommendations on past salary levels with the Company and his perception of the quality of their respective performances and attempts to match their salaries with his perception of compensation levels at a small number of companies he considers comparable. Our CEO also takes into consideration the relatively low salary provided to executive officers by companies in China compared to public companies in the United States. Our CEO assesses the normal responsibilities of each position, as well as the extra responsibilities and additional work related to special projects which such executive officers may be expected to perform. No relative weight was assigned to any of the foregoing factors.

Elements of compensation.

Each executive officer receives cash compensation as a base salary. Base salary for our executive officers is fixed by their respective employment agreements, as described under “Employment Agreements.” Jinyuan Li and Wenjun Jiao’s salaries for 2007 were fixed pursuant to employment agreements with Biological entered into in 2005. Their base salaries were based on our CEO’s subjective perceptions of salaries paid by comparable companies for comparable positions. The amount of the payments required to be paid upon termination of employment agreements for specified reasons are determined according to local Chinese employment regulations.

Jinyuan Li holds 92.3% of our shares of common stock. Our other executive officers have also been holders of our common stock as disclosed under “Security Ownership Table” since the reorganization of our Company in September 2003. Each of our executive officers received shares in the Company as a result of their share ownership of our business before the reorganization. Our CEO believes that the executive officers’ equity interests in our Company motivate them to maximize the success of our business and therefore did not consider bonuses for 2007.

Why we chose to pay each element.

We have entered into long-term employment agreements with Messrs. Li and Jiao which provide for a base salary.

Our employment agreements with Messrs. Li and Jiao provide for payments upon termination for specified reasons. These payments are required by local Chinese employment regulations. Additional information regarding applicable payments under such agreements is provided under the heading “Potential Payments Upon Termination or Change of Control.”

How we determine the amount for each element of pay.

With respect to the executive officers’ base salaries, our CEO bases his recommendations on past salary levels and his perception of the quality of their respective performances and attempts to match their salaries with his perception of compensation levels at a small number of companies he considers comparable, although not necessarily included in the AMEX Composite Index or Nasdaq Biotechnology Index. Our CEO assesses the normal responsibilities of each position, as well as the extra responsibilities and additional work related to special projects which such executive officers may be expected to perform. Our CEO also takes in to consideration the relatively low salary provided to executive officers by companies in China compared to public companies in the United States.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act with management and the full Board. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2007.

The Compensation Committee

Gilbert Raker, Chairman

Wenjun Jiao

Yupeng Yan

Compensation Committee Interlocks and Insider Participation

During 2007, the members of the Compensation Committee were Gilbert Raker, Wenjun Jiao, Yupeng Yan, and Ping Bai (who resigned as a director as of February 25, 2007). The Compensation Committee did not deliberate on executive compensation for fiscal 2007. Wenjun Jiao, Yupeng Yan and Ping Bai were each an employee and officer of the Company during 2007. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2007.

Name and Principal Position (1)	Year	Salary ($)	Total ($)
Jinyuan Li	2007	$166,660	$166,660
Chairman, Chief Executive	2006	$166,660	$166,660
	2005	$145,455	$145,455

Wenjun Jiao	2007	$77,000	$77,000
Chief Financial Officer	2006	$77,000	$77,000
	2005	$48,000	$48,000

(1)	Ping Bai and Yupeng Yan were employee Directors of the Company during 2007 but did not qualify as a “named executive officer” because their respective total compensation was less than $100,000.

Grants of Plan Based Awards; Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

The Company does not have any stock option plans.

Pension Benefits

None.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation to any of its employees.

Employment Agreements

Our subsidiary, Biological, has entered into an employment agreement with each of its named executive officers and employee directors of the Company. Jinyuan Li’s contract is dated June 1, 2005 and has an indefinite period. Wenjun Jiao’s contract is dated June 1, 2005 and terminates on June 30, 2010. The employment contracts for Ping Bai and Yupeng Yan are dated April 1, 2004 and expire on March 31, 2009. Under each of these employment contracts, the employee may terminate the contract with 30 days written notice. For 2007, we paid a salary of $166,660 to Jinyuan Li and $77,000 to each of Ping Bai, Wenjun Jiao and Yupeng Yan.

Potential Payments Upon Termination or Change of Control

The employment contracts of Messrs. Li and Jiao each provide for a one-time lump sum payment equal to six months of the employee’s then current salary if we terminate their employment contract for one of the following reasons:

•	The employee has a non-work-related injury and is unable to perform his responsibilities; or

•	The employee is unable to perform his responsibilities for other reasons; or

•	The circumstances based on which the employment contract was entered into have materially changed and the performance of the contract becomes impractical; or

•	We are contemplating bankruptcy and determine to reduce staff.

Assuming that Messrs. Li and Jiao were terminated for one of the above-stated reason, Mr. Li would receive $83,330 and Mr. Jiao would receive $38,500. There are no other circumstances, including a change of control of our Company, where we are required to make any additional payment to Messrs. Li and Jiao.

Director Compensation

For the fiscal year ended December 31, 2007, members of the Board who are not our employees are entitled to receive an annual cash retainer of $30,000.

Director Summary Compensation Table

The table below summarizes the compensation we paid to non-employee Directors for the fiscal year ended December 31, 2007.

Name (1)	Fees Earned or Paid in Cash ($)	Total ($)
Howard Balloch	$30,000	$30,000
Ping Bai (2)	$0	$0
Gilbert Raker	$30,000	$30,000
Socorro Quintero	$30,000	$30,000
Yupeng Yan (2)	$0	$0

(1)
Jinyuan Li and Wenjun Jiao are not included in this table as they are our employees and thus receive no compensation for their services as Directors. Their compensation is disclosed in the table in the “Summary Compensation Table”.

(2)
Yupeng Yan and Ping Bai were employee Directors of the Company during 2007 and received no additional compensation for their services as Directors. They are not named executive officers and are excluded from the “Summary Compensation Table”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of March 28, 2008 by each person or entity who is known by the Company to beneficially own five percent or more of the common stock; each director and executive officer of the Company; and all directors and executive officers of the Company as a group.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class
Jinyuan Li	65,835,000	92.3%
Wenjun Jiao	665,000	*
Yupeng Yan	665,000	*
Socorro Quintero	--	--
Howard Balloch	--	--
Gilbert Raker	--	--
All Directors and Executive Officers as a Group (6 persons)	67,165,000	94.2%
____________________
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We markets all of our products through various domestic and international business entities that are related to us through common ownership. As a result, all of our total consolidated sales in 2007 were to related parties.

We have a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of our products to be sold in China. We sell our finished products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi Holdings, and we believe that it is a reasonable sales price for us to receive. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, the gross profit margin percentage varied during the year. This 75% figure was negotiated between the parties, and we believe that it is reasonable. The goal of this new pricing policy was to try to maintain the Company’s gross margins on semi-finished goods at a similar level to historical gross margins for finished goods. All of Tianshi Engineering’s Chinese affiliated companies are owned in whole or in part by Jinyuan Li’s immediate family members.

Internationally, we sell our products to overseas related companies located in 52 countries who in turn sell them to independent direct sales distributors. Our CEO, Jinyuan Li, owns or controls these overseas related companies. During 2007, in order to consolidate our international distribution, we reduced the number of countries where we sell directly to overseas affiliates from 63 to 52. Therefore, some of our overseas affiliate customers also now sell our products on to other overseas affiliates which are no longer our direct customers. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities are regulated through internal ordinances.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and us during 2007 and 2006.

	December 31, 2007	December 31, 2006
Revenue-related party	$54,900,060	$66,790,466
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $71,700 and $86,776 as of December 31, 2007 and 2006, respectively	$14,268,229	$12,926,670
Other receivables - related parties	$13,070,907	$8,397,227
Loans receivable - related parties	$0	$25,640,000
Advances from customers - related parties	$1,700,838	$1,570,120
Other payables - related parties	$7,938,205	$522,105
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt - related party	$4,267,742	$6,397,742

Revenue-related Parties

The details of revenue-related parties are as follows:

	2007	2006
Tianshi Engineering	$22,476,135	$27,074,979
Overseas Related Companies	32,423,925	39,715,487
Total	$54,900,060	$66,790,466

Accounts Receivable-related Parties

The details of accounts receivables, trade-related parties are as follows:

	December 31, 2007	December 31, 2006
Tianshi Engineering	$2,062,333	$7,827,372
Overseas Related Companies	12,277,596	5,186,074
Allowance for Doubtful Accounts	(71,700)	(86,776)
Total	$14,268,229	$12,926,670

Other Receivables-related Parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

The details of other receivables-related parties are as follows:

	December 31, 2007	December 31, 2006
Tianshi Engineering	$9,460,811	$5,592,772
Shengshi Real Estate Development	2,238	1,039
Tianjin Tianshi Technical School	-	46,589
JinMao (Group) Holding	-	104,466
Shanghai Tianshi Jinquan Investment Co.	874	2,129
Tianshi Group	2,334,493	2,650,232
Tianshi Pharmaceuticals	5,065	-
Life Resource	1,259,528	-
Beijin Xingda Travel Co., Ltd	5,959	-
Tianjin Xingda Travel Co., Ltd	1,939	-
Total	$13,070,907	$8,397,227

Historically, Tianshi Engineering remitted payment to us upon sales to third party customers. However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we have agreed to allow Tianshi Engineering to defer payment to us. Balances not remitted to us within 90 days are converted to other receivables - related parties. Beginning on January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. The credit terms provide an interest-free credit term of three months. Any amounts exceeding this term are transferred from accounts receivable - related parties to other receivable - related parties. Beginning January 1, 2007, the other receivables - related parties will then become interest bearing once a loan contract is adopted. The interest rate is the interest rate, on the date the loan commences, that is stipulated by the People’s Bank of China for a loan of the same level.

On January 1, 2007, Biological entered into a loan agreement (the “Q1 Loan”) with Tianshi Engineering. The Q1 Loan provided that, beginning January 1, 2007, $4.5 million of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The Q1 Loan was due March 31, 2007 and the stated interest rate was 6.3%. Both of the principal and interest of $41,876 were paid off February 28, 2007.

On April 24, 2007, a loan agreement (the “Q2 Loan”) was signed between Biological and Tianshi Engineering. The Q2 Loan provided that beginning April 1, 2007, $5.1 million of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The Q2 Loan was due June 30, 2007 and the stated interest rate was 5.67%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. Both of the principal and interest of $65,882 were repaid on June 30, 2007.

On July 23, 2007, a loan agreement (the “Q3 Loan”) was signed between Biological and Tianshi Engineering. The Q3 Loan provided that, beginning July 1, 2007, $8.8 million of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The Q3 Loan was due September 30, 2007 and the stated interest rate was 5.85%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. On September 30, 2007, $1 million of the Q3 Loan was repaid.

On October 15, 2007, a loan agreement (the “Q4 Loan”) was signed between Biological and Tianshi Engineering. Pursuant to the Q4 Loan, beginning October 1, 2007, $6.5 million of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due December 31, 2007 and the stated interest rate was 6.48%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. On December 20, 2007, the remaining principal balance of $14,294,686 on the Q3 Loan and the Q4 Loan plus interest on the two loans of $306,360 was repaid by canceling an equal amount of the consideration paid by us for the acquisition of Life Resources from Tianshi Investment.

During the years ended December 31, 2007 and 2006, we and Tianshi Group used common meters at our headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties. In addition, during 2006 we were owed other receivables-related parties in the amount of RMB 7,560,000 ($1,033,603) from Tianjin Juchao Commercial and Trading Co., Ltd (“Juchao”), a related party owned by Jinyuan Li. On March 31, 2006, Juchao declared termination of its operations, and all of its rights and liabilities were transferred to Tianshi Group. This amount was also included in other receivables - related parties.

In June 2007, Biological signed four agreements with equipment suppliers in Europe and Australia, pursuant to which Biological agreed to purchase four production lines for use at its headquarters in Tianjin, China. At that time Biological paid $996,711, one-third of the total consideration, to those equipment suppliers. But, due to a government investment limitation policy, Biological could not clear the equipment with Chinese customs without having to pay a large import duty. However, no such import duty would need to be paid if Life Resources imported the production lines. Therefore, on August 16, 2007, Biological, Life Resources and the equipment suppliers entered into a new agreement. In this new agreement, Life Resources agreed: (i) to replace Biological as the purchaser of the equipment, (ii) to pay $996,711 to Biological, and (iii) to pay the remaining balance of the consideration to the equipment suppliers. As of December 31, 2007, Life Resources had paid the consideration due to the equipment suppliers and received the equipment, and the amount of $996,711 due to Biological had not been paid.

As Life Resources is still in the construction process and all of the construction is outsourced to third party contractors, it currently has no employees. All of the administrative work relating to the construction has been performed by employees of the construction department of Biological. In December 2007, Biological charged Life Resources $262,817 for this administrative work. At December 31, 2007 and 2006, amounts due from Life Resources were $1,259,528 and $0 respectively.

Loans Receivable-related Party

Related party loans receivable were $0 and $25.6 million as of December 31, 2007 and 2006 respectively. On January 1, 2006, Biological loaned Tianshi Engineering $25.6 million. The loan was non-interest bearing and matured on December 31, 2006. The purpose of the loan was to enable Tianshi Engineering to strengthen its sales network in China. On December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan was 22 base points plus the current interest rate for the same level of loan stipulated by the People’s Bank of China, which was 5.58%. The actual interest rate on this loan totaled to 5.8%, On June 28, the loan was further extended to September 30, 2007. On September 30, 2007, the loan was extended to December 31, 2007. On December 20, 2007, the principal loan and accrued interest of $1,461,248, was repaid by canceling an equal amount of the consideration payable by us for the acquisition of Life Resources from Tianshi Investment.

Advances from Customers-related Parties

Advances from related party customers were $1.7 million and $1.6 million as of December 31, 2007 and 2006, respectively. These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables-related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	December 31, 2007	December 31, 2006
Tianshi Investment	$7,490,136	$-
Tianshi Engineering	244,980	-
Tianshi Germany Co., Ltd	109,233	98,581
Beijin Xingda Travel Co., Ltd	-	255
Shenzhen Logistics Co., Ltd	-	295,333
Tianshi Administrative Committee of Industrial Park	13	13
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Pharmaceuticals	9,308	8,728
Tianshi Shanghai Co., Ltd	176	165
Director - Jinyuan Li	-	34,671
Total	$7,938,205	$522,105

On December 21, 2007 Tianshi Holdings signed an agreement with Tianshi Investment pursuant to which it agreed to reimburse Tianshi Investment for a $7.5 million capital contribution to be made to Life Resources. The reimbursement was to be made after the government approved the acquisition of Life Resources by Tianshi Holdings. As of December 31, 2007 such approval had not been received.

Long Term Debt-related Party

In 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital"), pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing June 30, 2006 and ending June 30, 2011. Tianshi Holdings used the loan proceeds in Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $399,543 and two installment payments totaling $2,130,000 were made in 2007.

Other Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease provides for an annual rent at 1% of our total gross revenues. The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. The term of the lease was for five years and expired on December 31, 2007. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. The total amount paid on this lease amounted to $522,318 for the 12 months ended December 31, 2007. We entered into a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms.

On December 14, 2007, Biological entered into a Real Property Transfer Agreement (the “Transfer Agreement”) with Tianshi Group. Under the Transfer Agreement, Biological transferred to Tianshi Group title to buildings consisting of approximately 34,000 square meters total of office, workshop, conference and exhibition space, located at the Company’s headquarters in Tianjin China for $15,316,496. Land use rights on the underlying land, which is owned by the government of China and which rights continue through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other properties were also transferred. Biological also assigned certain contracts with third parties related to the servicing and upkeep of the buildings being transferred (collectively, the “Third Party Contracts”). In consideration for the transfer of the buildings and land-use rights, Tianshi Group paid Biological $15,334,037, plus $3,190,773 to cover pre-payments previously made by Biological under the Third Party Contracts.

On December 14, 2007, Biological and Tianshi Group also entered a Lease Agreement pursuant to which Biological has the right to use and occupy the office and workshop spaces being transferred under the Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that we move to the new administrative facilities being constructed by Life Resources, or the land use rights on the underlying property expire.

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological for one year started from January 1st, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and on October 17, 2007 for the 2008 fiscal year. Rent revenue from these leases amounted to $379,083 and $295,588 for the years ended 2007 and 2006 respectively.

On October 31, 2007, Biological entered into four lease agreements with Tianshi Engineering which enable Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological. Each of the four agreements is effective as of January 1, 2008 and expires on December 31, 2009. Following is a summary of the monthly rent payable to Biological under the leases:

Lease Agreement	Monthly rent

Lease Agreement for Health Products Production Equipment	$11,481
Lease Agreement for Health Products Production Workshops	$13,367
Lease Agreement for Personal Care Product Production Equipment	$5,160
Lease Agreement for Personal Care Products Production Workshops	$2,891

On December 14, 2007, Biological entered into the Transfer Agreement with Tianshi Group, the parent company of Tianshi Engineering, pursuant to which Biological transferred to Tianshi Group title to two of the four buildings included in the Lease Agreement for Health Products Production Workshops. On December 31, Biological and Tianshi Engineering entered into a Supplement Agreement of Lease Agreement for Health Products Production Workshops. The Supplement Agreement removed the two buildings purchased by Tianshi Group from the lease and reduced the rent to $5,928 per month.

On December 31, 2007, Biological and Tianshi Engineering entered into a Supplement Agreement of Lease Agreement for Personal Care Products Production Equipment. The Supplement Agreement added additional production equipment to the lease and increased the rent to $5,635 per month.

In November 2007, we sold two cars to a supplier of Tianshi Engineering for $110,275. The proceeds from the sale to the supplier of Tianshi Engineering were recorded as other receivables from Tianshi Engineering, as both parties agree that we transferred our right to receive the proceeds from the sale of the cars to Tianshi Engineering.

Transactions with Tianshi Investments

On December 20, 2007, Tianshi Holding entered into a Sale and Purchase Agreement with Tianshi Investment, Biological and Tianshi Engineering. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources from Tianshi Investment for RMB474,674,415 ($64,247,182). The closing of the transaction was subject to government approval of the transfer of Life Resources to Tianshi Holdings. On March 13, 2008, the government approved the transfer.

Pursuant to the Sale and Purchase Agreement, we advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

•	$28,592,743 was paid by canceling a loan in the principal amount of RMB200,000,000 to Tianshi Engineering owned by Biological together with interest accrued;
•	$16,557,914 was paid by canceling of other receivable owned by Tianshi Engineering to Biological; and
•	$19,096,525 was paid in cash.

On December 21, 2007, Tianshi Holdings and Tianshi Investment entered into a Capital Contribution Agreement, pursuant to which Tianshi Investment agreed to fund a capital increase of Life Resources in the amount of $7.5 million. Tianshi Holdings agreed to pay back the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. The approval was received on March 13, 2008 and the $7.5 million was paid back on March 18, 2008, by canceling $7.5 million of accounts receivable owed to us by Tianshi Engineering.

On January 14, 2008, Tianshi Holdings and Tianshi Investment entered into a Loan Agreement pursuant to which Tianshi Holdings loaned Tianshi Investment $4.1 million without interest. The loan was required to be used by Tianshi Investment to increase the registered share capital of Life Resources. The loan was due on March 31, 2008, provided however, that if the government approved the transfer of the shares of Life Resources to Tianshi Holdings prior to that date, the loan would be cancelled, as Life Resources would then be a wholly-owned subsidiary of Tianshi Holdings. The approval was received on March 13, 2008, and therefore, the loan was cancelled on the same date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On September 26, 2007, the Board appointed Grobstein, Horwath & Company LLP (GH&C”) as independent auditors to audit our financial statements for the fiscal year ended December 31, 2007. Prior to September 26, 2007 Moore Stephens Wurth Frazer and Torbet, LLP (“MSWF&T”) had served as our independent auditor since 2002.

Public Accounting Fees

Moore Stephens Wurth Frazer and Torbet, LLP
	2007	2006
Audit Fees	$200,000	$240,000
Audit Related Fees	$0	$0
Tax Fees	$5,000	$5,000
All Other Fees	$0	$11,000

Audit fees were for professional services rendered by MSWF&T during the 2006 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by MSWF&T in connection with statutory and regulatory filings or engagements for that fiscal year. Audit fees were for professional services rendered by MSWF&T during the 2007 fiscal year for the review of the financial statements included in our first and second quarter reports on Forms 10-Q, and services that are normally provided by MSWF&T in connection with statutory and regulatory filings or engagements for that fiscal year. MSWF&T did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2006 and 2007 for assurance and related services in connection with the audit or review of our financial statements. Tax fees involved preparation of the consolidated tax returns. All other fees consisted of professional advice on the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Grobstein, Horwath & Company LLP
	2007	2006
Audit Fees	$20,000	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit fees were for professional services rendered by GH&C during the 2007 fiscal year for the review of the financial statements included in our third quarter report on Form 10-Q, and services that are normally provided by GH&C in connection with statutory and regulatory filings or engagements for that fiscal year. GH&C did not bill any other fees for services rendered to us during the fiscal year ended December 31, 2007 for assurance and related services in connection with the review of our financial statements.

Pre-approval of Services

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by the Company’s independent auditors. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences. The audit, tax, and all other fees and services described above were pre-approved for 2006 and 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, as amended, dated as of August 22, 2003, by and among Strategika, Tianshi Holdings and the Stockholders of Tianshi Holdings. (1)
3.1*	Certificate of Incorporation of the Company, as amended
3.2	By-laws of the Company (2)
4.1	Specimen Stock Certificate (2)
10.1	Lease Agreement, dated June 30, 2002, by and between Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (3)
10.2	Product Purchase and Sales Agreement, dated June 25, 2003, by and between Tianjin Tianshi Biological Development Co., Ltd. And Tianjin Tianshi Biological Engineering Co. Ltd. (3)
10.3
Supplemental Agreement for the Construction and Development of Tiens Yihai Industrial Park Project, dated November 10, 2006 by and between Shanghai Zhu Jia Jiao Industrial Park Economic Development Ltd. Company, Tianshi International Holdings Group Ltd. Company and Zhu Jia Jiao Townhouse, Qing Pu District, Shanghai (4)

10.4	Term Loan Agreement, dated March 29, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (5)
10.5	Term Loan Agreement, dated April 24, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (6)
10.6	Term Loan Extension Agreement, dated June 28, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (6)
10.7*	Term Loan Agreement, dated July 23, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.
10.8	Term Loan Extension Agreement, dated September 27, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (7)
10.9*	Term Loan Agreement, dated October 15, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.
10.10*	Health Products Production Workshops Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd.
10.11*	Personal Care Products Production Workshops Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd.
10.12*	Health Products Production Equipment Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd.
10.13*	Personal Care Products Production Equipment Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd.
10.14*	Real Property Transfer Agreement, dated December 14, 2007, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.
10.15*	Lease Agreement, dated December 14, 2007, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.
10.16*
Sale and Purchase Agreement dated December 20, 2007 by and among Tianshi International Investment Group Co., Ltd., Tianshi International Holdings Group Limited, Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

10.17*	Capital Contribution Agreement dated December 21, 2007 by and between Tianshi International Holdings Group Co., Ltd. and Tianshi International Investment Group Co. Ltd.
10.18*	Health Products Production Workshops Supplemental Agreement, dated December 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd.
10.19*	Personal Care Products Production Equipment Supplemental Agreement, dated December 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd.

10.20*	Loan Agreement dated January 14, 2008 by and between Tianshi International Holdings Group Co., Ltd. and Tianshi International Investment Group Co. Ltd.
10.21*	Lease Agreement, dated January 17, 2008, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.
21.1*	Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.
(2) Filed as an exhibit to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on March 7, 2002.
(3) Filed as an exhibit to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006
(4) Filed as an exhibit to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2007.
(5) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007.
(6) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007.
(7) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIENS BIOTECH GROUP (USA), INC.

Date: March 31, 2008
/s/ Jinyuan Li
Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 31, 2008
/s/ Wenjun Jiao
Wenjun Jiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jinyuan Li Jinyuan Li	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2008

/s/ Wenjun Jiao Wenjun Jiao	Chief Financial Officer (Principal Executive and Accounting Officer) and Director	March 31, 2008

/s/ Yupeng Yan Yupeng Yan	Executive Vice President And Director	March 31, 2008

/s/ Gilbert Raker Gilbert Raker	Director	March 31, 2008

/s/ Howard Balloch Howard Balloch	Director	March 31, 2008

/s/ Socorro Quintero Socorro Quintero	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Tiens Biotech Group (USA), Inc.

We have audited the accompanying consolidated balance sheet of Tiens Biotech Group (USA), Inc. (the “Company”) as of December 31, 2007 and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiens Biotech Group (USA), Inc. as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 10, 11 and 12 to the consolidated financial statements, the Company has had numerous significant transactions with entities that are under common control. The most significant of these transactions is that all of the Company’s sales are currently and have historically been made to a related party controlled by the shareholder of the Company.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Tiens Biotech Group (USA), Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tiens Biotech Group (USA), Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, and equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiens Biotech Group (USA), Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

March 19, 2007

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$48,678,945	$54,270,065
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $71,700 and $86,776
as of December 31, 2007 and 2006, respectively	14,268,229	12,926,670
Accounts receivable, trade - third parties	104,398	18,135
Inventories	5,949,963	6,845,108
Other receivables	892,489	349,905
Other receivables - related parties	13,070,907	8,397,227
Employee advances	64,336	111,121
Prepaid expenses	623,638	2,135,917
Total current assets	83,652,905	85,054,148

PROPERTY, PLANT AND EQUIPMENT, net	18,322,619	30,511,319

OTHER ASSETS:
Intangible assets, net	2,603,084	510,183
Long-term prepaid expenses	5,301,847	7,031,348
Loans receivable - related party	-	25,640,000
Acquisition deposit	71,747,182	-
Total other assets	79,652,113	33,181,531

Total assets	$181,627,637	$148,746,998

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,070,906	$4,123,105
Advances from customers - related parties	1,700,838	1,570,120
Wages and benefits payable	1,250,685	992,068
Other taxes payable	536,819	93,714
Income taxes payable	665,726	876,046
Other payables	1,133,539	500,213
Other payables - related parties	7,938,205	522,105
Dividend payable to minority interest	4,902,629	238,311
Current portion of long term debt, related party	2,130,000	2,130,000
Total current liabilities	24,329,347	11,045,682

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	4,267,742	6,397,742
Other payables-non current	538,130	-
Total non current liabilities	4,805,872	6,397,742

Total liabilities	29,135,219	17,443,424

MINORITY INTEREST	6,144,063	11,883,323

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	8,842,009	8,842,009
Additional paid-in-capital	69,105	-
Statutory reserves	9,420,783	9,420,783
Retained earnings	113,964,778	95,371,137
Accumulated other comprehensive income	13,980,346	5,714,988
Total shareholders' equity	146,348,355	119,420,251
Total liabilities and shareholders' equity	$181,627,637	$148,746,998

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUE - RELATED PARTIES	$54,900,060	$66,790,466	$68,688,669

COST OF SALES - RELATED PARTIES	16,526,695	18,082,441	17,451,605

GROSS PROFIT	38,373,365	48,708,025	51,237,064

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,306,660	12,789,810	13,413,875

INCOME FROM OPERATIONS	24,066,705	35,918,215	37,823,189

(Interest expense)	(399,773)	(532,887)	(542,414)
Interest income	3,019,153	859,720	204,489
Other (expense) income, net	(1,099,172)	(165,742)	(301,212)
OTHER (EXPENSE) INCOME, NET	1,520,208	161,091	(639,137)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	25,586,913	36,079,306	37,184,052

PROVISION FOR INCOME TAXES	2,026,875	2,823,899	2,984,302

INCOME BEFORE MINORITY INTEREST	23,560,038	33,255,407	34,199,750

MINORITY INTEREST	4,966,397	6,963,330	7,321,630

NET INCOME	18,593,641	26,292,077	26,878,120

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	8,265,358	3,480,775	2,246,380

COMPREHENSIVE INCOME	$26,858,999	$29,772,852	$29,124,500

EARNINGS PER SHARE, BASIC AND DILUTED	$0.26	$0.37	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586	71,333,586

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of shares	Common stock	Paid-in capital	Additional Paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)	Totals
BALANCE, December 31, 2004	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$42,200,940	$(12,167)	$60,522,899

Net Income						26,878,120		26,878,120
Foreign currency translation gain							2,246,380	2,246,380

BALANCE, December 31, 2005	71,333,586	71,334	8,842,009	-	9,420,783	69,079,060	2,234,213	89,647,399

Net Income						26,292,077		26,292,077
Foreign currency translation gain							3,480,775	3,480,775

BALANCE, December 31, 2006	71,333,586	71,334	8,842,009	-	9,420,783	95,371,137	5,714,988	119,420,251

Net Income						18,593,641		18,593,641
Foreign currency translation gain							8,265,358	8,265,358
Additional paid-in-capital				69,105				69,105

BALANCE, December 31, 2007	71,333,586	$71,334	$8,842,009	$69,105	$9,420,783	$113,964,778	$13,980,346	$146,348,355

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,593,641	$26,292,077	$26,878,120
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Provision for doubtful accounts	(15,076)	(123,302)	173,169
Minority interest	4,966,397	6,963,330	7,321,630
Depreciation	2,891,893	2,509,261	1,701,415
Amortization	252,492	103,694	134,070
Interest income	313,402	-	-
(Gain) loss on sale of assets	(145,475)	2,550	289,632
Inventory write off	84,521	59,832	154,525
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(25,662,367)	(16,542,297)	3,810,415
Accounts receivable, trade - third parties	(81,673)	(17,763)	-
Other receivables	(501,258)	(125,232)	303,201
Other receivables - related parties	1,439,387	(5,667,880)	2,096,269
Inventories	1,211,822	847,005	(2,949,054)
Employee advances	52,015	38,067	(67,007)
Prepaid expense	1,586,652	(394,419)	(1,081,102)
Increase (decrease) in liabilities:
Accounts payable	(313,235)	1,305,537	850,852
Accounts payable - related parties	-	-	(211,274)
Advances from customers - related parties	25,320	(565,520)	1,366,951
Wages and benefits payable	185,502	(93,942)	862,872
Other taxes payable	142,666	(481,080)	763,249
Other payables	576,205	153,890	70,110
Other payables - related parties	(107,546)	(1,324,779)	837,554
Net cash provided by operating activities	5,495,285	12,939,029	43,305,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deposit on acquisition of Life Resource	(19,096,525)	-	-
Increase in loans receivable - related party	-	(24,992,000)	-
Increase in long-term prepaid expense	(209,087)	(3,178,500)	-
Increase in intangible assets	(132,027)	(42,273)	(113,133)
Proceeds from sales of properties	14,111,723	76,596	28,581
Purchase of equipment and automobiles	(2,978,395)	(7,769,394)	(6,100,936)
Net cash (used in) provided by investing activities	(8,304,311)	(35,905,571)	(6,185,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in other payables-non current	516,718	-	-
Payments on long term debt, related party	-	(2,130,000)	(156,984)
Payments to minority interest shareholder	(6,676,102)	-	(58,136)
Net cash used in financing activities	(6,159,384)	(2,130,000)	(215,120)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,377,290	1,820,616	1,397,130

INCREASE IN CASH	(5,591,120)	(23,275,926)	38,302,119

CASH, beginning of year	54,270,065	77,545,991	39,243,872

CASH, end of year	$48,678,945	$54,270,065	$77,545,991

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$399,773	$532,887	$515,692
Income taxes	$2,215,159	$2,731,755	$2,302,275

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Background

Tiens Biotech Group (USA), Inc. (the “Company” or “Tiens”) was incorporated on July 13, 1990 as Super Shops, Inc. in the State of Michigan. In October 2000, Super Shops, Inc. reincorporated in Delaware and changed its name to MIA Acquisition Corp., and subsequently to Strategika, Inc. in February 2002. On December 31, 2003, the Company changed its name from Strategika, Inc. to Tiens Biotech Group (USA), Inc.

The Company is currently owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited (“Tianshi Holdings”). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. (“Biological”) and 99.4% of Tiens Yihai Co. Ltd. (“Tiens Yihai”).

Acquisition of Tianshi Holdings and Biological

On September 9, 2003, pursuant to an Agreement and Plan of Reorganization, dated August 22, 2003 (the “Agreement”), among the Company, Tianshi Holdings, and Jinyuan Li, Wenjun Jiao and Yupeng Yan, all Chinese nationals who were stockholders of Tianshi Holdings (the “Tianshi Stockholders”), the Company received from the Tianshi Stockholders all of the issued and outstanding common stock of Tianshi Holdings in exchange for the issuance by the Company of 68,495,000 shares of its common stock to the Tianshi Stockholders, representing 95% of the issued and outstanding common stock of the Company at such time, after giving effect to the issuance.

The purchase of Tianshi Holdings and the issuance of the Company’s common stock in connection with the purchase have been accounted for as a reverse acquisition presented as a recapitalization, and no goodwill or other intangible assets have been recorded. For accounting purposes, the original Tianshi Holdings is considered the acquirer in the reverse acquisition. The historical financial statements are those of the original Tianshi Holdings.

Tianshi Holdings was incorporated on March 24, 2003, in the territory of the British Virgin Islands. On June 18, 2003, Tianshi Holdings acquired 80% of Biological from Tianshi Hong Kong International Development Co., Ltd. (“Tianshi Hong Kong”), which was 100% owned by the Company’s current Chairman, Chief Executive Officer and President, Jinyuan Li. Biological is a Chinese-foreign equity joint venture company established under the laws of the People’s Republic of China (the “PRC” or “China”) on March 27, 1998. Biological is subject to the Law on Sino Foreign Equity Joint Ventures, its implementation regulations and other related rules and regulations. Biological is an independent legal entity having the legal structure of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association of Biological provide for a 50-year term with registered capital of $10,000,000. As an approved Chinese-foreign equity joint venture, Biological receives special income tax incentive treatment from both the local (Wuqing County) and central governments in China.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The original partners in this joint venture were Tianshi Hong Kong, incorporated in Hong Kong, which owned 80% of the joint venture, and Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”), which owned the remaining 20% of Biological.

Tianshi Hong Kong is owned 100% by Jinyuan Li. Tianshi Engineering is 49% owned by Baolan Li, the daughter of Jinyuan Li and 51% by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”). In June 2003, Tianshi Engineering transferred its 20% interest in Biological for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd (“Tianshi Pharmaceuticals”) and Tianshi Holdings acquired 80% of Biological from Tianshi Hong Kong for no consideration. This transfer was made for no consideration, since Jinyuan Li is president and sole shareholder of both companies.

Acquisition of Tiens Yihai

On April 20, 2004, Tianshi Holdings entered a joint venture contract (the “Joint Venture Project”) with Tianshi Pharmaceuticals to establish Tiens Yihai. Tiens Yihai is located in Shanghai, PRC, and is in the business of research and development, production and marketing of healthcare, home care and personal care products. Tiens Yihai is a foreign investment joint venture which is incorporated under the laws of PRC. Tiens Yihai is classified as a Foreign Investment Enterprise (“FIE”) in the PRC and is subject to the FIE laws of the PRC. Tiens Yihai is a Chinese registered limited liability company with a legal structure similar to a regular corporation with limited liability organized under state laws in the United States of America. The Articles of Association provide for a 50-year term beginning on May 27, 2004 with registered capital of $200,000,000. Tianshi Holdings contributed 99.4% of the registered capital and Tianshi Pharmaceuticals contributed the remaining 0.6%.

On September 15, 2004, the board of directors of Tianshi Holdings ratified the Joint Venture Project. The total amount to be invested in Tiens Yihai was to be $400 million, of which $200 million was to be registered capital. Tianshi Holdings was to contribute $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals was to contribute $1.2 million representing 0.6% of the registered capital.

Entry into agreement to acquire Life Resources

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd., a British Virgin Islands Company (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”) for $64.2 million (see Note 10). The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings, which as of December 31, 2007, had not been received (see Note 19).

Life Resources was incorporated on April 29, 2005 as a FIE in Wuqing, Tianjin, PRC, with a registered share capital of $30,000,000. The Company is currently constructing research and development and manufacturing and logistic facilities, as well as administrative offices. Construction on the project began in July 2006. Upon the closing of this transaction, Tianshi Holdings would own 100% of Life Resources.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products, dietary supplement products, and personal care products (which were discontinued during 2007). In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Outside the PRC, the Company sells its products to overseas affiliated companies located in 52 countries who in turn sell them to independent direct sales distributors.

Note 2 - Summary of significant accounting policies

Basis of presentation

These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The reporting entity

The Company’s consolidated financial statements reflect the activities of the following Company subsidiaries:

Subsidiary	Country of Incorporation	% Ownership
Tianshi Holdings	British Virgin Islands	100.0%
Biological	PRC	80.0%
Tiens Yihai	PRC	99.4%

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

The reporting currency of the Company is the US dollar. Biological’s and Tiens Yihai’s financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period. Translation adjustments resulting from this process are included in other comprehensive income in the statement of income and other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments amounted to $8,265,358, $3,480,775 and 2,246,380 for the years ended December 31, 2007, 2006 and 2005, respectively. Asset and liability accounts at December 31, 2007 were translated at RMB7.31 to $1.00 USD compared to RMB7.80 at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2007, 2006 and 2005 were RMB7.62, RMB7.96 and RMB8.18, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company’s financial instruments generally approximate their fair values at December 31, 2007 and December 31, 2006, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

	December 31, 2007		December 31, 2006
	Balance Sheet amount	Fair value	Balance Sheet amount	Fair value

Long-term debt-related party	$(6,397,742)	(6,443,795)	$(8,527,742)	(8,527,742)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s trade accounts receivable are mainly due from related companies. The Company has a general allowance for doubtful debt of 0.5% of the year end balance of accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At December 31, 2007 and December 31, 2006 receivables outstanding more than 180 days totaled $2,937,718 and $31,586, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

	Balance at Beginning of Period	Provision for Doubtful Accounts	Recovery	Balance at End of Period
Period ended December 31, 2007
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$86,776	$71,700	$86,776	$71,700

Year ended December 31, 2006
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$206,916	$86,776	$206,916	$86,776

Inventories

Inventories are stated at the lower of cost or market using the moving average basis. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually for determining whether provisions should be provided. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses amounted to $872,053 and $684,371 at December 31, 2007 and December 31, 2006, respectively.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings and improvements	20 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income and other comprehensive income. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Impairment of long-lived assets

Long-lived assets, including intangible assets, of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Other assets

Intangible assets mainly consist of land use rights. All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants “land use rights” for a specified period of time. The company amortizes its land use rights according to the actual useful life of 50 years. Other intangible assets include patents and trademarks and are amortized over their estimated useful life ranging from five to ten years.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term prepaid expenses mainly consist of a deposit and a related loan made to a local government agency for the acquisition of land use rights in Shanghai (see Note 9). Originally, the deposit related to the proposed acquisition of land use rights for 80 acres of land by Tiens Yihai. However, as of December 31, 2007, land use rights for only 50 of the 80 acres had been received. Therefore, long-term prepaid expenses are not subject to amortization.

Loans receivable-related party represents a loan made by the Company to Tianshi Engineering (see Note 12). The loan became interest bearing since January 1, 2007, and the interest accrued on the loan during 2007 was included in Loans receivable-related party.

Acquisition deposit represents the consideration paid by the Company for the acquisition of Life Resources on December 20, 2007. The acquisition was subject to approval by the government. As of December 31, 2007, such approval had not been received. Therefore, the consideration paid was classified as an acquisition deposit (See Note 10 and Note 19).

Minority interest

Minority interest represents the outside shareholder’s 20% ownership of Biological and 0.6% ownership of Tiens Yihai. The net income shown in Consolidated Statements of Cash Flows and Consolidated Statements of Income and Other Comprehensive Income is net of minority interest.

Revenue recognition

During 2007, the Company sold both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products was recognized at FOB Tianjin shipping point. Revenue from finished products was recognized only when the related party Chinese distributors recognized sales of the Company’s products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, “Revenue Recognition when the Right of Return Exists”, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, no allowance for estimated returns has been recorded for the years ended December 31, 2007, 2006 and 2005.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs

The Company sells all its products to related parties and these related parties are primarily responsible for marketing. Advertising costs of the Company for years ended December 31, 2007, 2006 and 2005 amounted to $24,556, $5,651 and $68,499, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling totaled $550,972, $878,135 and $1,314,645 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received form customers were included in revenue and the related shipping and handling costs were included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” The Company expensed research and development costs of $720,675, $1,016,102 and $557,175 for the years ended December 31, 2007, 2006 and 2005, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

According to FIN No. 48, the evaluation of a tax position is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation process, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statement. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company has not been subjected to income tax examinations by taxing authorities for the years ended December 31, 2007, 2006 and 2005. However, the Company incurred expense of $339,299 for additional taxes and penalties to the Chinese government during the first quarter in 2005 as the result of a VAT examination by the local government. During the years ended December 31, 2007 and 2006, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at December 31, 2007 and 2006, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

The Company has adopted SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the periods ended December 31, 2007, 2006 and 2005.

Other comprehensive income

Other comprehensive income represents foreign currency translation adjustments for the year. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Shareholders’ Equity do not include other comprehensive income attributed to minority interest.

Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS 157 will have a material effect on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combination” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements- and amendment of ABB No. 51” (“SFAS 160”). SFAS 160 provide a guide on how to report non-controlling interest in consolidated financial statement. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the years ended December 31, 2007, 2006 and 2005 amounted to $2,215,159, $2,731,755 and $2,302,275, respectively.

Interest paid amounted to $399,773, $532,887and $515,692 for the years ended December 31, 2007, 2006 and 2005, respectively.

On December 20, 2007, the Company signed a Sale and Purchase Agreement with Tianshi Investment. Based on the valuation conducted by Vigers Appraisal & Consulting Limited, Tianshi Investment agreed to sell 100% of its shares in Life Resources to the Company for $64,247,182. Pursuant to the Sale and Purchase Agreement, the Company advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit has been settled as follows:

(a)	$28,592,743 was paid by canceling of a loan from Biological to Tianshi Engineering in the principal amount of RMB200,000,000 together with interest accrued thereon;
(b)	$16,557,914 was paid by canceling other receivables owed by Tianshi Engineering to Biological; and
(c)	$19,096,525 was paid by cash.

The right of offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding debt payable to Tianshi Investment;
3.	The Company had the right to offset the two amounts;
4.	Both the Company, Tianshi Investment and Tianshi Engineering agreed to offset the amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2007, the Company, Tianshi Investment and Life Resources entered into a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. The Company agreed to pay back the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings (see Note 10).

On June 29, 2007, Tianshi Engineering paid $1,276,441 to Tianyuan Capital Development Corporation Ltd. (“Tianyuan Capital”) on behalf of the Company, representing one installment of the loan and the interest on the remaining loan for the six months ended June 30, 2007 (see Note 12). In return, a part of loan made to Tianshi Engineering by the Company on April 24, 2007 relating to other receivables-related parties was offset.

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

On September 27, 2007, Tianshi Engineering paid $1,000,000 to Tianshi Holdings on behalf of Biological, representing a dividend payment by Biological. In return, $1,000,000 of Biological’s accounts receivable from Tianshi Engineering was offset. The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	Biological had a determinable outstanding dividend payable to Tianshi Holdings;
3.	The Company had the right to offset the two amounts;
4.	Both the Company and Tianshi Engineering agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

On December 31, 2007, Tianshi Engineering paid $1,253,102 to Tianyuan Capital on behalf of the Company, representing one installment of the loan and the interest on the remaining loan for the six months ended December 31, 2007. In return, $1,253,102 of the loan made to Tianshi Engineering by the Company on October 15, 2007 relating to other receivables-related parties was offset (see Note 12).

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2007, the company sold one used car to a supplier in the amount of RMB 420,000 ($55,138) and two used cars to a supplier of Tianshi Engineering in the amount of RMB 840, 000 ($110,275) through Tianshi Engineering. The proceeds of the sale to the supplier of the Company were settled by offsetting accounts payable to this supplier.

The right of offset existed because:

1.	The Company had a determinable outstanding debt payable to the supplier;
2.	The Company had a determinable right to receive the proceeds from the sale to the supplier;
3.	The Company had the right to offset the two amounts;
4.	Both the Company and the supplier agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

The proceeds from the sale to the supplier of Tianshi Engineering was recorded as other receivables from Tianshi Engineering, as both parties agreed that the Company transferred its right to receive the proceeds from the sale of the cars to Tianshi Engineering.

Note 4 - Inventories

Inventories consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Raw materials	$1,842,760	$2,106,929
Packing materials	810,319	1,113,360
Miscellaneous supplies	217,370	377,819
Work in process	571,173	688,007
Processing materials	137,188	369,618
Finished goods	2,371,153	2,189,375
Total	$5,949,963	$6,845,108

The Company has written off obsolete goods that amounted to $84,521, $59,832 and $154,525 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5 - Employee advances

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company’s daily operations. Employee advances amounted to $64,336 and $111,121 at December 31, 2007 and December 31, 2006, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Prepaid expenses

Prepaid expense consists of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Advance to suppliers	$622,275	$2,124,613
Short-term prepaid expenses	1,363	11,304
Total	$623,638	$2,135,917

Note 7 - Property, plant and equipment, net

Property, plant and equipment consisted of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Buildings and improvements	$6,923,475	$14,829,748
Office equipment	397,224	323,753
Computer equipment and software	2,644,296	1,622,731
Machinery and equipment	11,333,473	9,329,628
Automobiles	5,188,650	5,187,572
Construction in progress	2,287,807	7,629,623
Total	28,774,925	38,923,055
Less: accumulated depreciation	(10,452,306)	(8,411,736)
Property, plant and equipment, net	$18,322,619	$30,511,319

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $2,891, 893, $2,509,261 and $1,701,415, respectively.

See Note 11 regarding related party sale of property.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Intangible assets

Intangible assets consisted of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Land use rights	$2,530,644	$673,627
Other intangible assets	328,873	267,815
Less accumulated amortization	(256,433)	(431,259)
Intangible assets, net	$2,603,084	$510,183

Amortization expense for the year ended December 31, 2007, 2006 and 2005 amounted to $252,492, $103,694 and $134,070, respectively. As of December 31, 2007, $52,226 was amortized for the land use rights of Tiens Yihai. The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for the year ending December 31,	Amount
2008	$74, 176
2009	$73, 816
2010	$73, 455
2011	$67, 369
2012	$67, 369

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants “land use rights” for a specified period of time. The Company’s subsidiary, Tiens Yihai, acquired land use rights in Shanghai, PRC for approximately 50 acres for fifty years from November 30, 2006 for $2,530,644. The costs are being amortized over fifty years from December 2006, using the straight-line method.

The Company recorded impairment losses in the amount of $82,356 on two production technologies for the year ended December 31, 2007. The Company bought Ants Wine production technology and Aolan Shampoo production technology in October 2004 and June 2005 for $51,954 and $68,360, respectively, and began amortizing them over 10 years. Due to a change of strategy, the Company subsequently determined that it did not have a use for these two production technologies and could not sell them to any third party. As a result, the remaining carrying value of these two production technologies of $82,356 was written off as selling, general and administrative expense in 2007.

Note 9 - Long-term prepaid expenses

In October 2004, the Company paid a 10% deposit totaling of RMB 29,700,000 (or US $4,060,584) to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, “Local Government”) to acquire the land use rights for approximately 263 acres of land located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations readjusted and re-allocated projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for decisions by state and local government before proceeding with development.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 10, 2006, Tianshi Holdings and the Local Government entered into the Supplemental Agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai of a reduced 80 acre parcel of land. At that time, it was not clear whether the remaining approximately 183 acres would be available for purchase in the future. Therefore, the Local Government agreed to refund to Tiens RMB 12,176,000 (or US $1,664,703) of the original RMB 29,700,000 (or US $4,060,584) deposit at the time of receiving a construction license for the development. In order to proceed with the purchase of the property by Tiens Yihai, Tianshi Holdings was also required to provide a loan of RMB 50,000,000 (or US $6,836,000) to the Local Government for relocation costs for people living on the property. The loan was to be funded in two installments:

•	The first installment of RMB 25,000,000 (or US $3,418,000) was paid on November 27, 2006.
•
The second installment of RMB 25,000,000 (or US $3,418,000) was to be paid after Tiens Yihai obtains a construction engineering license to develop the property. The parties have agreed to allow Tiens to reduce this second installment by the amount of the RMB 12,176,000 (or US $1,664,703) refund due to it.

In return for the loan, Tiens Yihai was also to receive a tax credit equal to the amount of the loan, plus interest. The loan accrues interest at a fixed rate of 6.12%, which was the interest rate stipulated by the People’s Bank of China for a loan of the same level on November 27, 2006.

For the year ended December 31, 2007, the Company accrued $209,182 of interest receivable which was added to the loan and included in long-term prepaid expense. In addition, Tianshi Group, a related party, agreed to provide a guarantee on behalf of the Local Government for an additional loan from a commercial bank of RMB 50,000,000 (or US $6,836,000). As of December 31 2007, the Company was considering alternative uses for the land, including a possible sale. Based on initial negotiations between the Company and local government agency, it is not probable that the guarantee will be utilized.

As of December 31, 2007, Tiens Yihai had obtained the land use rights for approximately 50 acres. Therefore, the Company reclassified $2,395,881 to intangible assets from long-term prepaid expenses. Due to the decrease in the size of the property for which Tiens Yihai has received land use rights and continued uncertainty relating to the Tiens Yihai project, the Company has decided to suspend the development of the property as an industrial park and is currently considering alternative commercial uses. The Company is currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party. If Tiens Yihai does not proceed with construction on the Tiens Yihai site or is not able to sell the land use rights to a third party, it is not clear whether the Local Government will return the $1.7 million it previously agreed to refund or the initial loan of $3.5 million made in November 2006. Based on a current appraisal, the fair value of the land use rights exceed all of acquisition costs incurred plus the $1.7 million agreed upon refund and $3.5 million loan. No valuation allowance has been made on the related land use rights and Long-term prepaid expenses.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A total of 15%, or approximately $30,000,000, of the registered capital was required to be contributed by the joint venture partners, within three months of when the business license was issued. Tianshi Holdings made its required capital contribution in the amount of $29,861,853. The remaining registered capital was required to be contributed by each joint venture partner by May 27, 2007. Because of the significant reduction by the Local Government in the number of acres approved for the Tiens Yihai project, the Company did not make the additional capital contribution of $170 million to Tiens Yihai by May 27, 2007. After negotiating with the local government in Shanghai, the deadline of the payment was extended for one year.

On April 18, 2007, the Company entered into the Association of Chinese Industry Development and prepaid RMB 1 million (or US $136,720) for five years membership fee from year 2007 to year 2011. At December 31, 2007, RMB 800,000 (or US $109,376) of unamortized prepaid membership fee was included in the long-term prepaid expenses also.

Note 10 - Related party purchase

On December 20, 2007, the Company entered into a Sale and Purchase Agreement with Tianshi Investment. Pursuant to the Sale and Purchase Agreement, the Company agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings, which as of December 31, 2007, had not been received.

On December 21, 2007, Tianshi Holdings, Tianshi Investment and Life Resources entered into a Loan Agreement pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. The Company agreed to pay back the $7.5 million to Tianshi Investment within five days of the date that the Chinese government approves the transfer of all of the shares of Life Resources to the Company. This $7.5 million is to be used to increase the registered capital of Life Resources. However, if the Chinese government were not to approve the transfer, then the Company would no obligation to repay the loan. The increase of the registered capital of Life Resources also had to be approved by the Chinese government. As of December 31, 2007, such approval had not been received (see Note 19).

It is probable that the approval of the acquisition of Life Resources and the increase in the registered capital will be received. Therefore the Company characterized the $7.5 million as an investment deposit in Life Resources. The total amount of $71.7 million associated with the acquisition paid by the Company to date has been treated as an acquisition deposit.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Life Resources was incorporated on April 29, 2005 as a FIE in Wuqing, Tianjin, PRC, with a registered share capital of $30,000,000. Life Resources is constructing research and development, manufacturing and logistic facilities, as well as administrative offices on its land. Construction on the project began in July 2006.

Pursuant to the Sale and Purchase Agreement, the Company advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit has been settled as follows:

(a)	$28,592,743 was paid by canceling a loan in the principal amount of RMB200,000,000 to Tianshi Engineering owned by Biological together with interest accrued;
(b)	$16,557,914 was paid by canceling of other receivable owned by Tianshi Engineering to Biological; and
(c)	$19,096,525 was paid by cash.

 The right of offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding debt payable to Tianshi Investment;
3.	The Company had the right to offset the two amounts;
4.	Both the Company, Tianshi Investment and Tianshi Engineering agreed to offset the amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

The consolidated financial statements of the Company for the year ended December 31, 2007 do not include the financial statements of Life Resources, and the consideration paid by the Company for the acquisition and the $7.5 million loan to date have been characterized as an acquisition deposit.

Note 11 - Related party sale of property

On December 14, 2007, Biological entered into a Real Property Transfer Agreement (the “Transfer Agreement”) with Tianshi Group. Under the Transfer Agreement, Biological transferred to Tianshi Group title buildings consisting of approximately 34,377 square meters total of office, workshop, conference and exhibition space, located at No. 6 Yuanquan Road, Wuqing Development Area, Tianjin New-Tech Industry Park, China, and land use rights on the underlying land, which are owned by the government of China and which rights continue through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other property. Biological also assigned certain contracts with third parties related to the servicing and upkeep of the buildings being transferred (collectively, the “Third Party Contracts”).

In consideration for the transfer of the buildings and land-use rights, Tianshi Group paid Biological RMB 113,011,852 (or US $15,316,496), plus RMB 23,516,000 (or US $3,187,123) to cover pre-payments previously made by Biological under the Third Party Contracts, and entered a lease agreement with Biological, as further described below. The carrying value of property transferred is RMB 106,579,374 (or US $14,444,703). The Company paid a business tax related to the sale of property of RMB 5,650,593 (or US $ 765,825) and income tax of RMB 144,525 (or US $19,587) on the transaction that resulted a gain of RMB 637,360 (or US $86,381) from the disposal. 80% of the gain, or $69,105, was attributed to the Company. As both the Company and Tianshi Group were under common control by Jinyuan Li, the gain from the disposal was classified as additional paid in capital.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2007, Biological and Tianshi Group also entered a Lease Agreement pursuant to which Biological will have the right to use and occupy the office and workshop spaces being transferred under the Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that Biological acquires use of alternate facilities or the land use rights on the underlying property expire.

Note 12 - Other related party transactions and balances

During the years 2007, 2006 and 2005, the Company mainly conducted related party transactions with Tianshi Group, Tianshi Engineering, Tianshi Investment and overseas related companies of Tianshi Group. Tianshi Group is owned 90% by Jinyuan Li and 10% by his daughter, Baolan Li. Tianshi Engineering is owned 51% by Tianshi Group and 49% by Baolan Li. Tianshi Investment is 100% owned by Jinyuan Li. Jinyuan Li owns or controls the overseas related companies of Tianshi Group.

Our related party transactions are required to be reviewed and approved or ratified by Board of Directors. No director that is a related person in a related party transaction may participate in any discussion, approval or ratification of the related party transaction except to provide information concerning it. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and the Company during 2007 and 2006.

	December 31, 2007	December 31, 2006
Revenue-related parties	$54,900,060	$66,790,466
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $71,700, $86,776 and $206,916 as of December 31, 2007, 2006 and 2005, respectively	$14,268,229	$12,926,670
Other receivables - related parties	$13,070,907	$8,397,227
Loans receivable - related party	$-	$25,640,000
Advances from customers - related parties	$1,700,838	$1,570,120
Other payables - related parties	$7,938,205	$522,105
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt - related party	$4,267,742	$6,397,742

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue -related parties

The details of revenue-related parties are as follows:

	2007	2006	2005
Tianshi Engineering	$22,476,135	$27,074,979	$38,181,090
Overseas Related Companies	32,423,925	39,715,487	30,507,579
Total	$54,900,060	$66,790,466	$68,688,669

The Company markets all of its products through various domestic and international business entities that are related to the Company through common ownership. As a result, almost all of the Company’s total consolidated sales in 2007, 2006 and 2005 were to related parties.

The Company sells products to Tianshi Engineering, a related party through common ownership. Tianshi Engineering, in turn, markets and sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Tianshi Engineering is solely responsible for all marketing and payments of sales commissions to independent distributors.

The Company has a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of the Company’s products to be sold in China. The Company sells its finished products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before the Company acquired Tianshi Holdings. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide the Company with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, the gross profit margin percentage varies. The goal of this new pricing policy was to try to maintain the Company’s gross margins on semi-finished goods at a similar level to historical gross margins for finished goods. All of Tianshi Engineering’s Chinese affiliated companies are owned in whole or in part by Jinyuan Li’s immediate family members.

Internationally, the Company sells its products directly to our overseas affiliates. These overseas related companies market and sell the Company’s products to overseas independent distributors or end users of the products. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related companies. The business operations among these related entities are regulated through internal ordinances.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, trade -related parties

The details of accounts receivable, trade-related parties are as follows:

	December 31, 2007	December 31, 2006
Tianshi Engineering	$2,062,333	$7,827,372
Overseas Related Companies	12,277,596	5,186,074
Allowance for Doubtful Accounts	(71,700)	(86,776)
Total	$14,268,229	$12,926,670

Other Receivables-related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

	December 31, 2007	December 31, 2006
Tianshi Engineering	$9,460,811	$5,592,772
Shengshi Real Estate Development	2,238	1,039
Tianjin Tianshi Technical School	-	46,589
JinMao (Group) Holding	-	104,466
Shanghai Tianshi Jinquan Investment Co.	874	2,129
Tianshi Group	2,334,493	2,650,232
Tianshi Pharmaceuticals	5,065	-
Life Resources	1,259,528	-
Beijin Xingda Travel Co., Ltd	5,959	-
Tianjin Xingda Travel Co., Ltd	1,939	-
Total	$13,070,907	$8,397,227

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment to the Company. The credit terms provide an interest-free credit term of three months. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China.

On January 1, 2007, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, beginning on January 1, 2007, $4,507,908 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on March 31, 2007 and the stated interest rate was 6.3%. Both of the principal of $4,507,908 and interest on the loan of $41,876 were paid off on February 28, 2007.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 24, 2007, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, beginning on April 1, 2007, $5,109,083 of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on April 30, 2007 and the stated interest rate was 5.67%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. Both of the principal of $5,109,083 and interest on the loan of $65,882 were paid off on June 30, 2007.

On July 23, 2007, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, beginning on July 1, 2007, $8,835,779 of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on September 30, 2007 and the stated interest rate was 5.85%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. On September 30, 2007, $1 million of the loan was paid off.

On October 15, 2007, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, beginning on October 1, 2007, $6,458,907 of other receivables - related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on December 31, 2007 and the stated interest rate was 6.48%, the interest rate for a loan of the same principal amount stipulated by the People’s Bank of China as of the date the loan was made. On December 20, 2007, the remaining loan of $14,294,686 and the accrued interest of $306,360 were paid off by canceling part of the consideration for the acquisition of Life Resources (see Note 10).

During the years ended December 31, 2007 and 2006, we and Tianshi Group used common meters at our headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties. In addition, during 2006 we were owed other receivables-related parties in the amount of RMB 7,560,000 ($1,033,603) from Tianjin Juchao Commercial and Trading Co., Ltd (“Juchao”), a related party owned by Jinyuan Li. On March 31, 2006, Juchao declared termination of its operations, and all of its rights and liabilities were transferred to Tianshi Group. This amount was also included in other receivables - related parties.

In June 2007, Biological signed four agreements with equipment suppliers in Europe and Australia, pursuant to which Biological agreed to purchase four production lines for use at its headquarters in Tianjin, China. At that time Biological paid $996,711, one-third of the total consideration, to those equipment suppliers. But, due to a government investment limitation policy, Biological could not clear the equipment with Chinese customs without having to pay a large import duty. However, no such import duty would need to be paid if Life Resources imported the production lines. Therefore, on August 16, 2007, Biological, Life Resources and the equipment suppliers entered into a new agreement. In this new agreement, Life Resources agreed: (i) to replace Biological as the purchaser of the equipment, (ii) to pay $996,711 to Biological, and (iii) to pay the remaining balance of the consideration to the equipment suppliers. As of December 31, 2007, Life Resources had paid the consideration due to the equipment suppliers and received the equipment, and the amount of $996,711 due to Biological had not been paid.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As Life Resources is still in the construction process and all of the construction is outsourced to third party contractors, it currently has no employees. All of the administrative work relating to the construction has been performed by employees of the construction department of Biological. In December 2007, Biological charged Life Resources $262,817 for this administrative work. At December 31, 2007 and 2006, amounts due from Life Resources were $1,259,528 and $0 respectively.

Loans Receivable-related party

On October 1, 2005, Biological loaned Tianshi Engineering RMB 200,000,000 ($25,640,000). The loan was non-interest bearing, matured on December 31, 2005 and was repaid upon maturity. The purpose of the loan was to enable Tianshi Engineering to strengthen its sales network in China. On January 1, 2006, this amount was loaned to Tianshi Engineering again, with a maturity date of December 31, 2006. In order to continue support of Tianshi Engineering’s efforts in China, on December 22, 2006, the loan was extended to June 30, 2007 and was converted to an interest-bearing loan. The interest rate for the loan is based on the interest rate stipulated by the People’s Bank of China for a loan of the same amount plus 22 basis points or 5.8% at January 1, 2007. On June 28, 2007, the loan was further extended to September 30, 2007. On September 30, 2007, this loan was extended again to December 31, 2007. On December 20, 2007, this loan, together with accrued interest of $1,461,248 was paid back by canceling part of the consideration for the acquisition of Life Resources (see Note 10).

Advances from Customers-related parties

These advances represented prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Payables-related parties

The details of other payable-related parties are as follows:

	December 31, 2007	December 31, 2006
Tianshi Investment	$7,490,136	$-
Tianshi Engineering	244,980	-
Tianshi Germany Co., Ltd	109,233	98,581
Beijin Xingda Travel Co., Ltd	-	255
Shenzhen Logistics Co., Ltd	-	295,333
Tianshi Administrative Committee of Industrial Park	13	13
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Pharmaceuticals	9,308	8,728
Tianshi Shanghai Co., Ltd	176	165
Director -Jinyuan Li	-	34,671
Total	$7,938,205	$522,105

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

On December 21, 2007 the Company, Tianshi Investment and Life Resources entered into a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. The Company agreed to pay back the $7.5 million to Tianshi Investment within 5 days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. As of December 31, 2007 such approval had not been received (See Note 19).

Long term debt - related party

On September 10, 2004, Tianshi Holdings entered into a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings’ contribution due to Tiens Yihai. Jinyuan Li is a director of Tiens Yihai and a director of Tianyuan Capital. Jinyuan Li owns 100% of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 31, 2011. The first interest payment was to be paid on December 31, 2004 at an annual interest rate of 5%. Interest of $399,543, $532,887 and $697,863 was paid for the years ended December 31, 2007, 2006 and 2005, respectively, and four installment payments had been made by the end of December 2007.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loan balance at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Note payable to Tianyuan Capital Development Corp. Ltd., related party	$6,397,742	$8,527,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$4,267,742	$6,397,742

Total principal payments for the next four years on all long-term debt are as follows:

Year Ending
December 31,	Amount
2008	$2,130,000
2009	$2,130,000
2010	$2,130,000
2011	$7,742

Other transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and October 2007 for the 2008 fiscal year. Rent revenue from these leases amounted to $379,083, $295,588 and $0 for the years ended 2007, 2006 and 2005, respectively.

Other transactions with Tianshi Group

On June 30, 2002, the Company entered into an office and facilities lease agreement with Tianshi Group, a company owned 90% by Jinyuan Li and 10% by Baolan Li. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. Rent expense totaled $522,318, $662,082 and $667,990 for the year ended December 31, 2007, 2006 and 2005, respectively. This agreement expired on December 31, 2007. The company entered into a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms.

On November 10, 2006, Tianshi Holdings signed an agreement with the local government relating to Tiens Yihai (see Note 9). Tianshi Group also entered into the agreement and agreed to provide a guarantee on behalf of the local government for a loan from a commercial bank of RMB 50,000,000.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Minority interest and distribution

The roll forward of Minority Interest balance in the balance sheet is shown below:

	Biological USD	Biological Minority Owners (20%)	Tiens Yihai USD	Yihai Minority Owners (0.60%)	Total Minority Interest
December 31, 2004	$36,659,269	$7,331,854	$30,033,868	$180,203	$7,512,057
Net income (loss)	36,633,220	7,326,644	-835,705	-5,014	7,321,630
Other comprehensive Income	-	-	-	-	-
Dividend distribution	-14,523,235	-2,904,647	-	-	-2,904,647
December 31, 2005	$58,769,254	$11,753,851	$29,198,163	$175,189	$11,929,040
Net income (loss)	34,828,089	6,965,617	(381,238)	(2,287)	6,963,330
Other comprehensive Income	2,636,342	527,269	1,738,121	10,429	537,698
Dividend distribution	(37,733,723)	(7,546,745)	-	-	(7,546,745)
December 31, 2006	$58,499,962	$11,699,992	$30,555,046	$183,331	$11,883,323
Net income (loss)	24,840,180	4,968,036	-273,217	-1,639	4,966,397
Other comprehensive Income	2,947,667	589,533	2,019,327	12,116	601,649
Additional paid-in-capital	86,381	17,276	-	-	17,276
Dividend distribution	(56,622,912)	(11,324,582)	-	-	(11,324,582)
December 31, 2007	$29,751,278	$5,950,255	$32,301,156	$193,808	$6,144,063

Dividends declared by Biological are split pro rata between the shareholders according to their ownership interest. The payment of the dividends to the shareholders may occur at different times, resulting in distributions which do not appear to be reflective of the minority ownership percentages. The table below shows the outstanding dividends payable of Biological, as well as the allocation of dividends between Tianshi Holdings and the minority shareholder.

As Biological declares dividends in RMB, and the RMB has appreciated against the dollar since 2005, dividends outstanding generated comprehensive income to Tianshi Holdings and the minority shareholder. Comprehensive income to Tianshi Holdings for the years ended December 31, 2007, 2006 and 2005 amounted to $3,900,013, $1,463,775 and $728,420 respectively. Because most of the dividends payable to the minority shareholder have been distributed, after they were declared, Comprehensive income to minority shareholders for the year ended December 31, 2007, 2006 and 2005 amounted to $15,838, $0 and $0, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Date	Tianshi Holdings	Minority Shareholder	Totals
Dividends outstanding, December 31, 2004 Balance	$9,743,635	$-	$9,743,635
Dividends declared	11,618,588	2,904,647	14,523,235
Dividends paid	(6,204,800)	(2,904,647)	(9,109,447)
Accumulated Other Comprehensive Income (loss)	728,420	-	728,420
Dividends outstanding, December 31, 2005 Balance	15,885,843	-	15,885,843
Dividends declared	30,186,978	7,546,745	37,733,723
Dividends paid	(1,557,742)	(7,308,434)	(8,866,176)
Accumulated Other Comprehensive Income (loss)	1,463,775	-	1,463,775
Dividends outstanding, December 31, 2006 Balance	45,978,854	238,311	46,217,165
Dividends declared	45,298,330	11,324,582	56,622,912
Dividends paid	(86,747,565)	(6,676,102)	(93,423,667)
Accumulated Other Comprehensive Income (loss)	3,900,013	15,838	3,915,851
Dividends outstanding, December 31, 2007 Balance	$8,429,632	$4,902,629	$13,332,261

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Accumulated other comprehensive income (loss)

	Biological	Tiens Yi Hai	Tianshi Holdings	Total
Balance as of December 31, 2004	$-	$-	$(12,167)	$(12,167)
Increase during the year	1,088,433	732,331	425,616	2,246,380
Balance as of December 31, 2005	1,088,433	732,331	413,449	2,234,213
Increase during the year	1,020,640	995,361	1,464,774	3,480,775
Balance as of December 31, 2006	2,109,073	1,727,692	1,878,223	5,714,988
Increase during the year	2,358,134	2,007,211	3,900,013	8,265,358
Balance as of December 31, 2007	$4,467,207	$3,734,903	$5,778,236	$13,980,346

Accumulated other comprehensive Income was recorded in Biological and Tiens Yihai was due to balance sheet translations. Accumulated other comprehensive income was recorded in Tianshi Holdings due to the effect of foreign exchange rate on dividend receivables from Biological.

Note 15 - Statutory reserves

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

Statutory reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of December 31, 2005, the Company’s statutory reserve fund had reached 50% of the Company’s registered capital, therefore, no statutory reserve is required thereafter.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2007, 2006 and 2005, the Company did not transfer any net income to this reserve and the amount of this reserve remained at $ 2,455,269.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the years ended December 31, 2007, 2006 and 2005, the directors authorized, subject to shareholders’ approval, that no funds be transferred to this reserve. The amount of the statutory common welfare fund reserve at December 31, 2007 was $4,709,499.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required. For the years ended December 31, 2007, 2006 and 2005, the board of directors determined, subject to shareholders’ approval, that no funds be transferred to this reserve. The amount of the enterprise fund reserve at December 31, 2007 was $2,256,015.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 16 - Additional product sales information

The Company has a single operating segment. All of the Company’s revenues were generated from related parties for the years ended December 31, 2007, 2006 and 2005. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

Revenue	2007	2006	2005
China	$22,476,135	$27,074,979	$38,181,090
Indonesia	9,084,438	13,426,537	4,738,415
Russia	4,611,258	7,007,799	8,173,242
Ukraine	3,782,073	4,022,351	2,981,110
Other international countries	14,946,156	15,258,800	14,614,812
Total	$54,900,060	$66,790,466	$68,688,669

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by Product Group:

	2007	2006	2005
Wellness products	$49,609,410	$58,845,597	$58,884,556
Dietary supplement products	4,928,181	5,255,277	4,360,795
Personal care products	362,469	2,689,592	5,443,318
Total	$54,900,060	$66,790,466	$68,688,669

Note 17 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s subsidiary, Tianshi Holdings, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company’s subsidiaries, Biological and Tiens Yihai, are Sino-Foreign Joint Ventures incorporated in the PRC. Pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Law”), Sino-foreign joint venture enterprises generally are subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply.

Biological is located in Tianjin Wuqing Development Area, a national new technology development zone, and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Prior to the year ended December 31, 2002, Biological suffered operating losses. Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes expired for Biological and it became subject to income tax at a reduced rate of 7.5%.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tiens Yihai is located in a Special Industry Zone and is subject to a special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the first year profits are made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai to do business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break. As of December 31, 2007, Tiens Yihai was in the developmental stage of its organization and did not have any operating income.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there is no detailed regulation regarding the implementation of new EIT, in the first quarter of 2008, the Company was required by local tax authority to prepay income tax at a tax rate of 25%. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Provisions for income taxes were all current income tax expenses and for the years ended December, 2007, 2006 and 2005 were $2,026,875, $2,823,899 and $2,984,302, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2007	2006	2005
U.S. Statutory rate	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	33.0	33.0	33.0
Effect of reduced tax rate	(25.5)	(25.5)	(25.5)
Total provision for income taxes	7.5%	7.5%	7.5%

The estimated tax savings due to the reduced tax rate for the years ended December 31, 2007, 2006 and 2005 amounted to $6,851,099,$9,601,257 and $10,146,627 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the years ended December 31, 2007, 2006 and 2005 by $0.08, $0.11, and $0.11, respectively.

Note 18 - Retirement plan

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Biological is required to make contributions to the state retirement plan at 20% of the employees’ monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $604,067, $475,331 and $434,363 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $60,478, $45,871 and $41,860 for the years ended December 31, 2007, 2006 and 2005, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees’ salary to a PRC insurance company, which amounted to $329,203, $259,315, and $181,597 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 19 - Subsequent events

On January 14, 2008, Tianshi Holdings entered into a Loan Agreement with Tianshi Investment pursuant to which it loaned Tianshi Investment $4,100,000. Tianshi Investment was required to use the money to increase the registered capital of Life Resources. There was no interest on the loan, and the maturity date was March 31, 2008. If Tianshi Holdings’ acquisition of Life Resources closed prior to March 31, 2008, the loan would be cancelled.

On March 13, 2008, the Chinese government approved the transfer of the shares of Life Resources (see Note 10) from Tianshi Investment to Tianshi Holdings, and the increase of registered capital of Life Resources from $30,000,000 to $50,000,000. Tianshi Holdings closed its acquisition of Life Resources from Tianshi Investment on the same date. The $7.5 million was paid back by canceling $7.5 million of accounts receivable owed to the Company by Tianshi Engineering. The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding payable to Tianshi Investment;
3.	The Company had the right to offset the two amounts;
4.	Both the Company, Tianshi Investment and Tianshi Engineering agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

On March 13, 2008, the $4,100,000 loan to Tianshi Investment was cancelled as a result of the closing of Tianshi Holdings’ acquisition of Life Resources. Tianshi Investment used the proceeds of the loan to increase the registered capital of Life Resources, and the cancelled loan became accounted for as an additional investment in registered capital of Life Resources after the approval of acquisition.