Form 10-Q
period 2008-03-31
TIENS BIOTECH GROUP USA INC
filed 2008-05-15
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

There were 71,333,586 shares of the Company’s common stock outstanding on May 12, 2008.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 As Adjusted (Note 3)
ASSETS

CURRENT ASSETS:
Cash	$58,160,829	$54,081,848
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $59,412 and $71,700 as of March 31, 2008 and December 31, 2007, respectively	11,822,927	14,268,229
Accounts receivable, trade - third parties	-	104,398
Inventories	6,649,229	5,949,963
Other receivables	851,436	1,068,343
Other receivables - related parties	12,744,336	13,887,138
Employee advances	118,583	65,901
Prepaid expenses	533,330	623,638
Total current assets	90,880,670	90,049,458

PROPERTY, PLANT AND EQUIPMENT, net	16,135,968	16,071,900

OTHER ASSETS:
Construction in progress	46,332,756	39,792,774
Construction deposits	1,036,204	1,089,216
Intangible assets, net	9,576,608	9,246,879
Other assets	5,569,703	5,301,847
Total other assets	62,515,271	55,430,716

Total assets	$169,531,909	$161,552,074

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,085,944	$4,070,906
Advances from customers - related parties	1,772,749	1,700,838
Wages and benefits payable	1,096,302	1,250,685
Other taxes payable	175,324	536,819
Income taxes payable	1,740,778	665,726
Contractor deposits	329,665	595,128
Contractor payables	8,666,740	7,820,285
Other payables	1,342,448	1,133,539
Other payables - related parties	4,855,515	7,938,205
Dividend payable to minority interest	5,106,666	4,902,629
Current portion of long term debt, related party	2,130,000	2,130,000
Total current liabilities	31,302,131	32,744,760

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	4,267,742	4,267,742
Other payables-non current	560,526	538,130
Deferred income	5,098,771	4,895,049
Total non current liabilities	9,927,039	9,700,921

Total liabilities	41,229,170	42,445,681

MINORITY INTEREST	7,307,647	6,144,063

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	8,842,009	8,842,009
Statutory reserves	9,420,783	9,420,783
Retained earnings	82,277,062	78,668,160
Accumulated other comprehensive income	20,383,904	15,960,044
Total shareholders’ equity	120,995,092	112,962,330
Total liabilities and shareholders’ equity	$169,531,909	$161,552,074

The accompanying notes are an integral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Three months ended March 31,
		2007
	2008	As Adjusted (Note 3)
REVENUE - RELATED PARTIES	$12,820,821	$16,236,789

COST OF SALES - RELATED PARTIES	4,040,060	4,435,599

GROSS PROFIT	8,780,761	11,801,190

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,247,199	3,264,907

INCOME FROM OPERATIONS	5,533,562	8,536,283

(Interest expense)	(52,584)	(105,222)
Interest income	237,332	629,913
Other (expense) income, net	259,423	(74,479)
OTHER (EXPENSE) INCOME, NET	444,171	450,212

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	5,977,733	8,986,495

PROVISION FOR INCOME TAXES	1,480,394	711,010

INCOME BEFORE MINORITY INTEREST	4,497,339	8,275,485

MINORITY INTEREST	888,437	1,753,218

NET INCOME	3,608,902	6,522,267

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	4,423,860	1,389,352

COMPREHENSIVE INCOME	$8,032,762	$7,911,619

EARNINGS PER SHARE, BASIC AND DILUTED	$0.05	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

The accompanying notes are an integral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of shares	Common stock	Paid-in capital	Additional paid-in-capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)	Totals
BALANCE, December 31, 2006	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$95,371,137	$5,714,988	119,420,251

Net Income						6,561,819		6,561,819
Foreign currency translation gain							1,275,061	1,275,061

BALANCE, March 31, 2007, unaudited	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$101,932,956	$6,990,049	$127,257,131

Net Income						12,031,822		12,031,822
Foreign currency translation gain							6,990,297	6,990,297
Additional paid-in-capital				69,105				69,105

BALANCE, December 31, 2007, as previously reported	71,333,586	$71,334	$8,842,009	$69,105	$9,420,783	$113,964,778	$13,980,346	$146,348,355

Add adjustment for the acquisition of Life Resource				(69,105)		(35,296,618)	1,979,698	(33,386,025)

BALANCE, December 31, 2007, as adjusted (Note 3)	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$78,668,160	$15,960,044	$112,962,330

Net Income						3,608,902		3,608,902
Foreign currency translation gain							4,423,860	4,423,860

BALANCE, March 31, 2008, unaudited	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$82,277,062	$20,383,904	$120,995,092

The accompanying notes are an integral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Three months ended March 31,
		2007
	2008	As Adjusted (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,608,902	$6,522,267
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for doubtful accounts	(12,288)	(2,819)
Minority interest	888,437	1,753,218
Depreciation	683,155	700,148
Amortization	60,894	58,597
Interest income	(53,159)	(405,211)
(Gain) loss on sale of assets	(8,431)	-
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(3,914,933)	(3,633,193)
Accounts receivable, trade - third parties	106,413	-
Other receivables	255,386	(16,831)
Other receivables - related parties	(198,638)	599,858
Inventories	(441,968)	653,771
Employee advances	(48,871)	18,164
Prepaid expense	112,341	(107,382)
Increase (decrease) in liabilities:
Accounts payable	(169,891)	(902,938)
Advances from customers - related parties	1,102	(43,110)
Wages and benefits payable	(200,580)	(11,718)
Other taxes payable	649,299	398,094
Other payables	158,270	(152,536)
Other payables - related parties	125,300	(297,067)
Net cash provided by operating activities	1,600,740	5,131,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to (from) related parties	1,403,831	(1,032,080)
Acquisition of intangible assets	-	(127,996)
Construction deposits	96,237	207,822
Contractor deposits	(284,016)	-
Addition to construction in progress	(4,257,203)	(5,926,815)
Purchase of equipment and automobiles	(123,344)	(296,416)
Net cash used in investing activies	(3,164,495)	(7,175,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	3,489,184	374,129
Increase in registered share capital	-	5,500,010
Payments to minority interest shareholder	-	(6,676,102)
Net cash provided by (used in) financing activities	3,489,184	(801,963)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,153,552	509,087

INCREASE IN CASH	4,078,981	(2,337,049)

CASH, beginning of period	54,081,848	55,214,540

CASH, end of period	$58,160,829	$52,877,491

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$455,480	$700,941

The accompanying notes are an integral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company is currently owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited ("Tianshi Holdings"). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), 99.4% of Tiens Yihai Co. Ltd. ("Tiens Yihai") and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”)

On September 9, 2003, the Company received all of the issued and outstanding common stock of Tianshi Holdings in exchange for the issuance by the Company of 68,495,000 shares of its common stock to the original stockholders of Tianshi Holdings, representing 95% of the issued and outstanding common stock of the Company at such time, after giving effect to the issuance.

On June 18, 2003, Tianshi Holdings acquired 80% of Biological from Tianshi Hong Kong International Development Co., Ltd. ("Tianshi Hong Kong"), which was 100% owned by the Company's current Chairman, Chief Executive Officer and President, Jinyuan Li. At that time, Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”) owned the remaining 20% of Biological. In June 2003, Tianshi Engineering transferred its 20% interest in Biological for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd ø”Tianshi Pharmaceuticals”). On February 25, 2008, Tianshi Pharmaceuticals transferred its 20% interest in Biological to Tianshi Engineering. Tianshi Engineering is 49% owned by Baolan Li, the daughter of Jinyuan Li and 51% by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group").

On April 20, 2004, Tianshi Holdings entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai. Tiens Yihai is located in Shanghai, the People’s Republic of China (the “PRC”), and was established to build a new research facility which would also produce the Company’s nutrition supplement, home care, and personal care products. Tianshi Holdings contributed 99.4% of the registered capital and owns 99.4% of Tiens Yihai, and Tianshi Pharmaceuticals contributed the remaining 0.6% of the registered capital and owns 0.6% of Tiens Yihai.

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13 2008, the Chinese government approved the transfer and the Company became the 100% shareholder of Life Resources.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Life Resources was incorporated on April 29, 2005 as a Foreign Investment Enterprise (“FIE”) in Wuqing, Tianjin, PRC, with a registered share capital of $30,000,000. The Company is currently constructing research and development and manufacturing and logistic facilities, as well as administrative offices. Construction on the project began in July 2006. On March 13, 2008, the Chinese government approved the increase of registered capital of Life Resources from $30,000,000 to $50,000,000.

Nature of Operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products. The Company discontinued its personal care products during 2007. In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Outside the PRC, the Company sells its products to overseas affiliated companies located in 52 countries, which in turn sell them to independent direct sales distributors.

Note 2 – Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

The reporting entity

The Company’s consolidated financial statements reflect the activities of the following Company subsidiaries:

	Jurisdiction of
Subsidiary	Formation	% Ownership
Tianshi Holding	British Virgin Islands	100.0%
Biological	P.R.C.	80.0%
Tiens Yihai	P.R.C.	99.4%
Life Resources	P.R.C.	100.0%

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

As Tianshi Holdings and Life Resources were under common control before the combination was consummated, the combination of Life Resources was treated for accounting purposes as a pooling of interests.

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

Translation adjustments amounted to $4,423,860 and $1,389,352 for the three months ended March 31, 2008 and 2007, respectively. Asset and liability accounts at March 31, 2008 were translated at 7.02 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and 2007 were 7.18 RMB and 7.62 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at March 31, 2008 and December 31, 2007, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2008		December 31, 2007
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$(6,397,742)	$(6,520,413)	$(6,397,742)	$(6,443795)

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has a general allowance for doubtful debt of 0.5% of the year end balance of accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At March 31, 2008 and December 31, 2007 receivables outstanding more than 180 days totaled $2,302,749 and $2,937,718, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

	Balance at Beginning of Period	Provision for Doubtful Accounts	Recovery	Balance at End of Period
Period ended March 31, 2008
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$71,700	$59,412	$71,700	$59,412

Period ended December 31, 2007
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$86,776	$71,700	$86,776	$71,700

Inventories

Inventories are stated at the lower of cost or market using the moving average basis. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually for determining whether provisions should be provided. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses amounted to $908,346 and $872,053 at March 31, 2007 and December 31, 2007, respectively.

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

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

Construction deposits

Construction deposits represent advances paid by the Company to contractors for the constructions in progress.

Intangible assets

Intangible assets mainly consist of land use rights. All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants "land use rights" for a specified period of time. The company amortizes its land use rights according to the actual useful life of 50 years. Other intangible assets include patents and trademarks and are amortized over their estimated useful life ranging from five to ten years.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other assets

Other assets mainly consist of a deposit and a related loan made to a local government agency for the acquisition of land use rights in Shanghai. Originally, the deposit related to the proposed acquisition of land use rights for 80 acres of land by Tiens Yihai. However, as of March 31, 2008, land use rights for only 50 of the 80 acres had been received.

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

Deferred income

Deferred income consists of two government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to land use rights at an amount of RMB 35,803,461 (or US $4,895,049). The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Minority interest

Minority interest represents the outside shareholder’s 20% ownership of Biological and 0.6% ownership of Tiens Yihai. The net income shown in Consolidated Statements of Cash Flows and Consolidated Statements of Income and Other Comprehensive Income is net of minority interest.

Revenue recognition

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products is recognized at FOB Tianjin shipping point. Revenue from finished products is recognized only when the related party Chinese distributors recognizes sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, no allowance for estimated returns has been recorded for the three months ended March 31, 2008 and the year ended December 31, 2007.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Advertising Costs

The Company sells all of its products to related parties, and these related parties are primarily responsible for marketing. Advertising costs of the Company for the three months ended March 31, 2008 and 2007 amounted to $126,640 and $0, respectively, and were expensed as incurred.

Shipping and Handling

Shipping and handling totaled $50,715 and $167,414 for the three months ended March 31, 2008 and 2007, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue and the related shipping and handling costs were included in selling, general and administrative expenses.

Research and Development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development costs of $230,610 and $147,531 for the three months ended March 31, 2008 and 2007, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No.48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

According to FIN No.48, the evaluation of a tax position is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation process, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statement. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company has not been subjected to income tax examinations by taxing authorities for the three months ended March 31, 2008 and the year ended December 31, 2007. During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at March 31, 2008 and December 31, 2007, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2008 and 2007.

Other comprehensive income

Other comprehensive income represents foreign currency translation adjustments for the period. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Shareholders’ Equity are net of minority interests.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this pronouncement has not had a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combination" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51" (“SFAS 160”). SFAS 160 provides guidance on reporting non-controlling interests in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires an enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Note 3 – Change in reporting entity

Pursuant to a Sale and Purchase Agreement Tianshi Holdings entered with Tianshi Investment on December 20, 2007, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer. As Tianshi Holdings and Life Resources were under common control by Jinyuan Li before the combination, the combination was treated for accounting purposes as a pooling of interests. The balance sheet of the Company at December 31, 2007 and comparative interim financial statements for the corresponding periods of the preceding fiscal year were adjusted as if Life Resources had been combined before January 1, 2007. The following are the unaudited statements of income and other comprehensive income of Life Resources for the three months ended March 31, 2008 and 2007, respectively.

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUE - RELATED PARTIES	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	72,064	42,151

LOSS FROM OPERATIONS	(72,064)	(42,151)

Interest income	10,818	2,693
Other (expense )income, net	(21,232)	(94)
OTHER INCOME (EXPENSE), net	(10,414)	2,599

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(82,478)	(39,552)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(82,478)	(39,552)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,680,941	114,291

COMPREHENSIVE INCOME	$1,598,463	$74,739

The following financial statement line items for the three months ended March 31, 2008 and 2007 were affected by the combination of Life Resources:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income statement (Unaudited)

	For three months ended March 31, 2008			For three months ended March 31, 2007
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change

REVENUE - RELATED PARTIES	12,820,821	12,820,821	-	16,236,789	16,236,789	-

COST OF SALES - RELATED PARTIES	4,040,060	4,040,060	-	4,435,599	4,435,599	-

GROSS PROFIT	8,780,761	8,780,761	-	11,801,190	11,801,190	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,175,135	3,247,199	72,064	3,222,756	3,264,907	42,151

INCOME FROM OPERATIONS	5,605,626	5,533,562	(72,064)	8,578,434	8,536,283	(42,151)

OTHER (EXPENSE) INCOME, NET	454,585	444,171	(10,414)	447,613	450,212	2,599

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	6,060,211	5,977,733	(82,478)	9,026,047	8,986,495	(39,552)

PROVISION FOR INCOME TAXES	1,480,394	1,480,394	-	711,010	711,010	-

INCOME BEFORE MINORITY INTEREST	4,579,817	4,497,339	(82,478)	8,315,037	8,275,485	(39,552)

MINORITY INTEREST	888,437	888,437	-	1,753,218	1,753,218	-

NET INCOME	3,691,380	3,608,902	(82,478)	6,561,819	6,522,267	(39,552)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,742,919	4,423,860	1,680,941	1,275,061	1,389,352	114,291

COMPREHENSIVE INCOME	6,434,299	8,032,762	1,598,463	7,836,880	7,911,619	74,739

EARNINGS PER SHARE, BASIC AND DILUTED	0.05	0.05	-	0.09	0.09	-

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586		71,333,586	71,333,586

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance sheet (Unaudited)
March 31, 2008

	March 31,2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change
ASSETS
CURRENT ASSETS:
Cash	47,635,457	58,160,829	10,525,372
Accounts receivable, trade - related parties, net	11,822,927	11,822,927	-
Inventories	6,649,229	6,649,229	-
Other receivables	668,263	851,436	183,173
Other receivables - related parties	12,622,135	12,744,336	122,201
Employee advances	85,392	118,583	33,191
Prepaid expenses	533,330	533,330	-
Total current assets	80,016,733	90,880,670	10,863,937

PROPERTY, PLANT AND EQUIPMENT, net	16,099,649	16,135,968	36,319

OTHER ASSETS:
Construction in progress	2,433,377	46,332,756	43,899,379
Construction deposits	-	1,036,204	1,036,204
Intangible assets, net	2,692,103	9,576,608	6,884,505
Other assets	5,569,703	5,569,703	-
Acquisition deposit	76,847,182	-	(76,847,182)
Total other assets	87,542,365	62,515,271	(25,027,094)

Total assets	183,658,747	169,531,909	(14,126,838)
	-
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	4,085,944	4,085,944	-
Advances from customers - related parties	1,772,749	1,772,749	-
Wages and benefits payable	1,096,302	1,096,302	-
Other taxes payable	175,324	175,324	-
Income taxes payable	1,740,778	1,740,778	-
Contractor deposits	-	329,665	329,665
Contractor payable	-	8,666,740	8,666,740
Other payables	1,342,448	1,342,448	-
Other payables - related parties	1,289,967	4,855,515	3,565,548
Dividend payable to minority interest	5,106,666	5,106,666	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Total current liabilities	18,740,178	31,302,131	12,561,953

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	4,267,742	4,267,742	-
Other payables-non current	560,526	560,526	-
Deferred income	-	5,098,771	5,098,771
Total non current liabilities	4,828,268	9,927,039	5,098,771

Total liabilities	23,568,446	41,229,170	17,660,724

MINORITY INTEREST	7,307,647	7,307,647	-

SHAREHOLDERS' EQUITY:
Common stock	71,334	71,334	-
Paid-in-capital	8,842,009	8,842,009	-
Additional paid-in-capital	69,105	-	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	117,656,158	82,277,062	(35,379,096)
Accumulated other comprehensive income	16,723,265	20,383,904	3,660,639
Total shareholders' equity	152,782,654	120,995,092	(31,787,562)
Total liabilities and shareholders' equity	183,658,747	169,531,909	(14,126,838)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2007

	December 31,2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
ASSETS
CURRENT ASSETS:
Cash	48,678,945	54,081,848	5,402,903
Accounts receivable, trade - related parties, net	14,268,229	14,268,229	-
Accounts receivable, trade - third parties	104,398	104,398	-
Inventories	5,949,963	5,949,963	-
Other receivables	892,489	1,068,343	175,854
Other receivables - related parties	13,070,907	13,887,138	816,231
Employee advances	64,336	65,901	1,565
Prepaid expenses	623,638	623,638	-
Total current assets	83,652,905	90,049,458	6,396,553

PROPERTY, PLANT AND EQUIPMENT, net	16,034,812	16,071,900	37,088

OTHER ASSETS:
Construction in progress	2,287,807	39,792,774	37,504,967
Construction deposits	-	1,089,216	1,089,216
Intangible assets, net	2,603,084	9,246,879	6,643,795
Other assets	5,301,847	5,301,847	-
Acquisition deposit	71,747,182	-	(71,747,182)
Total other assets	81,939,920	55,430,716	(26,509,204)

Total assets	181,627,637	161,552,074	(20,075,563)

LIABIL ITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	4,070,906	4,070,906	-
Advances from customers - related parties	1,700,838	1,700,838	-
Wages and benefits payable	1,250,685	1,250,685	-
Other taxes payable	536,819	536,819	-
Income taxes payable	665,726	665,726	-
Contractor deposits	-	595,128	595,128
Contactor payable	-	7,820,285	7,820,285
Other payables	1,133,539	1,133,539	-
Other payables - related parties	7,938,205	7,938,205	-
Dividend payable to minority interest	4,902,629	4,902,629	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Total current liabilities	24,329,347	32,744,760	8,415,413

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	4,267,742	4,267,742	-
Other payables-non current	538,130	538,130	-
Deferred income	-	4,895,049	4,895,049
Total non current liabilities	4,805,872	9,700,921	4,895,049

Total liabilities	29,135,219	42,445,681	13,310,462

MINORITY INTEREST	6,144,063	6,144,063	-

SHAREHOLDERS' EQUITY:
Common stock	71,334	71,334	-
Paid-in-capital	8,842,009	8,842,009	-
Additional paid-in-capital	69,105	-	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	113,964,778	78,668,160	(35,296,618)
Accumulated other comprehensive income	13,980,346	15,960,044	1,979,698
Total shareholders' equity	146,348,355	112,962,330	(33,386,025)
Total liabilities and shareholders' equity	181,627,637	161,552,074	(20,075,563)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statements of cash flows (Unaudited)
Three months ended March 31, 2008

	For three months ended March 31,2008
	As computed without Life Resources	As reported combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,691,380	3,608,902	(82,478)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:	(1,323,584)	(2,008,162)	(684,578)
Net cash provided by operating activities	2,367,796	1,600,740	(767,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	-	1,403,831	1,403,831
Construction deposits	-	96,237	96,237
Contractor deposits	-	(284,016)	(284,016)
Acquisition of Life Resources	(5,100,000)	-	5,100,000
Addition to construction in progress	(37,022)	(4,257,203)	(4,220,181)
Purchase of equipment and automobiles	(122,901)	(123,344)	(443)
Net cash used in investing activities	(5,259,923)	(3,164,495)	2,095,428

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	-	3,489,184	3,489,184
Net cash used in financing activities	-	3,489,184	3,489,184

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,848,639	2,153,551	304,912

INCREASE IN CASH	(1,043,488)	4,078,980	5,122,468

CASH, beginning of period	48,678,945	54,081,848	5,402,903

CASH, end of period	47,635,457	58,160,829	10,525,372

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended March 31, 2007

	For three months ended March 31,2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	6,561,819	6,522,267	(39,552)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:	(1,369,930)	(1,390,955)	(21,025)
Net cash provided by operating activities	5,191,889	5,131,312	(60,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	-	(1,032,080)	(1,032,080)
Acquisition of intangible assets	(127,996)	(127,996)	-
Contractor deposits	-	207,822	207,822
Addition to construction in progress	(1,926,915)	(5,926,815)	(3,999,900)
Purchase of equipment and automobiles	(296,416)	(296,416)	-
Net cash (used in) investing activities	(2,351,327)	(7,175,485)	(4,824,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	-	374,129	374,129
Increase in registered share capital	-	5,500,010	5,500,010
Payments to minority interest shareholder	(6,676,102)	(6,676,102)	-
Net cash used in financing activities	(6,676,102)	(801,963)	5,874,139

EFFECT OF EXCHANGE RATE CHANGES ON CASH	492,126	509,087	16,961

INCREASE IN CASH	(3,343,414)	(2,337,049)	1,006,365

CASH, beginning of period	54,270,065	55,214,540	944,475

CASH, end of period	50,926,651	52,877,491	1,950,840

Note 4 – Supplemental disclosure of cash flow information

Income taxes paid for the three months ended March 31, 2008 and 2007 amounted to $455,480 and $700,941, respectively.

No interest was paid for the three months ended March 31, 2008 or 2007.

On December 21, 2007 the Company, Tianshi Investment and Life Resources entered a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources, without interest. The Company agreed to repay the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and the Company repaid $7.5 million to Tianshi Investment on March 18, 2008 by cancelling a corresponding part of the accounts receivable due from Tianshi Engineering.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding dividend payable to Tianshi Investment;
3.	The Company had the right to offset the two amounts;
4.	The Company, Tianshi Investment and Tianshi Engineering agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

Note 5 – Inventories

Inventories consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Raw materials	$2,196,621	$1,842,760
Packing materials	1,009,819	810,319
Miscellaneous supplies	235,599	217,370
Work in process	470,509	571,173
Processing materials	0	137,188
Finished goods	2,736,681	2,371,153
Total	$6,649,229	$5,949,963

The Company has written off obsolete goods in the amounts of $7,351 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Note 6 – Employee advances

Employee advances represent cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $118,583 and $65,901 at March 31, 2008 and December 31, 2007, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Advance to suppliers	$363,262	$622,275
Short-term prepaid expenses	170,068	1,363
Total	$533,330	$623,638

Note 8 – Property, plant and equipment, net

Property, plant and equipment consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Buildings and improvements	$7,217,767	$6,923,475
Office equipment	429,775	405,277
Computer equipment and software	2,799,685	2,678,312
Machinery and equipment	11,899,769	11,333,473
Automobiles	5,410,001	5,188,650
Total	27,756,997	26,529,187
Less: accumulated depreciation	(11,621,029)	(10,457,287)
Property, plant and equipment, net	$16,135,968	$16,071,900

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $683,155 and $700,148 respectively.

Note 9 - Intangible assets

Intangible assets consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Land use rights	$9,794,020	$9,402,699
Other intangible assets	342,560	328,873
Less accumulated amortization	(559,972)	(484,693)
Intangible assets, net	$9,576,608	$9,246,879

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $60,894 and $58,597 respectively. The estimated amortization expense for the next five years is as follows:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated amortization expense for
the year ending December 31,	Amount
2008	$220,424
2009	$220,049
2010	$219,673
2011	$213,333
2012	$213,333

All the land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants "land use rights" for a specified period of time. The Company’s subsidiary, Tiens Yihai, acquired land use rights in Shanghai, PRC for approximately 50 acres for fifty years from November 30, 2006 for $2,530,644. The costs are being amortized over fifty years from December 2006, using the straight-line method. As of March 31, 2008, $69,835 was amortized for the land use rights of Tiens Yihai.

Note 10 – Related party transactions and balances

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

The Company’s related party transactions are required to be reviewed and approved or ratified by its Board of Directors. No director that is a related person in a related party transaction may participate in any discussion, approval or ratification of the related party transaction except to provide information concerning it. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenue-related parties	$12,820,821	$16,236,789

	March 31, 2008	December 31, 2007
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $59,412 and $71,700 as of March 31, 2008 and December 31, 2007, respectively	$11,822,927	$14,268,229
Other receivables – related parties	$12,744,336	$13,887,138
Advances from customers – related parties	$1,772,749	$1,700,838
Other payables – related parties	$4,855,515	$7,938,205
Current portion of long-term debt – related party	$2,130,000	$2,130,000
Long term debt – related party	$4,267,742	$4,267,742

Revenue -related parties

The details of revenue-related parties are as follows:

	Three months ended March 31,
	2008	2007
Tianshi Engineering	$6,105,779	$7,210,301
Overseas Related Companies	6,715,042	9,026,488
Total	$12,820,821	$16,236,789

The Company markets all of its products through various domestic and international business entities that are related to the Company through common ownership. As a result, all of the Company’s total consolidated sales were to related parties.

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

Internationally, the Company sells its products directly to overseas affiliates. These overseas related companies market and sell the Company’s products to overseas independent distributors or end users of the products. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related companies. The business operations among these related entities are regulated through internal ordinances.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	March 31, 2008	December 31, 2007
Tianshi Engineering	$2,581,256	$2,062,333
Overseas Related Companies	9,301,083	12,277,596
Allowance for Doubtful Accounts	(59,412)	(71,700)
Total	$11,822,927	$14,268,229

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

	March 31,	December 31,
	2008	2007
Tianshi Engineering	$9,854,549	$9,460,811
Tianshi Group	2,155,741	2,347,489
Xiongshi Construction	712,050	2,062,763
Beijin Xingda Travel Co., Ltd	6,747	5,959
Tianjin Xingda Travel Co., Ltd	6,929	1,939
Tianshi Pharmaceuticals	3,502	5,065
Shanghai Tianshi Jinquan Investment Co.	2,951	874
Shengshi Real Estate Development	1,482	2,238
Shanghai Gujia	385	-
Total	$12,744,336	$13,887,138

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company and Tianshi Group used common meters at the Company’s headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties. In addition, during 2006 the Company was owed other receivables-related parties in the amount of RMB 7,560,000 ($1,033,603) from Tianjin Juchao Commercial and Trading Co., Ltd (“Juchao”), a related party owned by Jinyuan Li. On March 31, 2006, Juchao declared termination of its operations, and all of its rights and liabilities were transferred to Tianshi Group. This amount was also included in other receivables – related parties.

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands.

Other payables - related parties

The details of other payable-related parties are as follows:

	March 31, 2008	December 31, 2007
Tianshi Investment	$3,565,548	$7,490,136
Tianshi Group	921,775	-
Tianshi Engineering	155,746	244,980
Tianshi Germany Co., Ltd	118,195	109,233
Tianyuan Capital Development Co. Ltd. ("Capital")	84,359	84,359
Tianshi Pharmaceuticals	9,695	9,308
Tianshi Shanghai Co., Ltd	183	176
Tianshi Administrative Committee of Industrial Park	14	13
Total	$4,855,515	$7,938,205

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

On December 21, 2007, Tianshi Holdings and Tianshi Investment entered a Capital Contribution Agreement, pursuant to which Tianshi Investment agreed to fund a capital increase of Life Resources in the amount of $7.5 million. Tianshi Holdings agreed to repay the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. The approval was received on March 13, 2008 and the $7.5 million was repaid on March 18, 2008, by canceling $7.5 million of accounts receivable owed to the Company by Tianshi Engineering (see Note 4).

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 21, 2008, Life Resources and Tianshi Investment entered into a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources for up to $6.5 million (in aggregate principal amount) without interest. The loan is due on June 30, 2008. As of March 31, 2008, $3.5 million of the $6.5 million had been loaned to Life Resources.

Long term debt - related party

On September 10, 2004, Tianshi Holdings entered into a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings' contribution due to Tiens Yihai. Jinyuan Li is a director of Tiens Yihai and a director of Tianyuan Capital. Jinyuan Li owns 100% of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 31, 2011. The first interest payment was to be paid on December 31, 2004 at an annual interest rate of 5%. Four installment payments had been made by the end of December, 2007. Interest of $52,584 for the remaining loan was accrued for the three months ended March 31, 2008.

The loan balance at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$6,397,742	$6,397,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$4,267,742	$4,267,742

Total principal payments for the next four years on all long-term debt are as follows:

Year Ending
December 31,	Amount
2008	$2,130,000
2009	$2,130,000
2010	$2,130,000
2011	$7,742

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and October 2007 for the 2008 fiscal year. Rent revenue accrued from these leases amounted to $79,309 and $93,132 for three months ended March 31, 2008 and 2007, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Transactions with Tianshi Group

On June 30, 2002, the Company entered into an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007.  The Company entered into a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms. For the three months ended March 31, 2008 and 2007, the Company paid this rent in the amounts of $188,391 and $166,332, respectively.

Other Transactions with Tianshi Investments

On December 20, 2007, Tianshi Holding entered into a Sale and Purchase Agreement with Tianshi Investment, Biological and Tianshi Engineering. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources from Tianshi Investment for RMB 474,674,415 ($64,247,182). The closing of the transaction was subject to government approval of the transfer of Life Resources to Tianshi Holdings. On March 13, 2008, the government approved the transfer.

Pursuant to the Sale and Purchase Agreement, Tianshi Holdings advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

  • $28,592,743 was paid by canceling a loan in the principal amount of RMB200,000,000 to Tianshi Engineering owned by Biological together with interest accrued;
  • $16,557,914 was paid by canceling other payables owed by Tianshi Engineering to Biological; and
  • $19,096,525 was paid in cash.

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 – Minority interest and distribution

The roll forward of the Minority Interest balance in the balance sheet is shown below:

		Biological		Tiens Yihai
		Minority		Minority	Total
	Biological	Owners	Tiens Yihai	Owners	Minority
	USD	(20%)	USD	(0.60%)	Interest
December 31, 2006	$58,499,962	$11,699,992	$30,555,046	$183,331	$11,883,323
Net income (loss)	24,840,180	4,968,036	(273,217)	(1,639)	4,966,397
Other comprehensive income	2,947,667	589,533	2,019,326	12,116	601,649
Additional paid-in-capital	86,381	17,276	-	-	17,276
Dividend distribution	(56,622,912)	(11,324,582)	-	-	(11,324,582)

December 31, 2007	$29,751,278	$5,950,255	$32,301,156	$193,808	$6,144,063
Net income (loss)	4,441,182	888,236	33,457	201	888,437
Other comprehensive income	1,335,383	267,078	1,345,039	8,069	275,147

March 31, 2008	$35,527,843	$7,105,569	$33,679,651	$202,078	$7,307,647

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

	Tianshi	Minority
Date	Holding	Shareholder	Totals

Dividends outstanding, December 31, 2006 Balance	$45,978,854	$238,311	$46,217,165
Dividends declared	45,298,330	11,324,582	56,622,912
Dividends paid	(86,747,565)	(6,676,102)	(93,423,667)
Accumulated Other Comprehensive Income	3,900,013	15,838	3,915,851
Dividends outstanding, December 31, 2007 Balance	$8,429,632	$4,902,629	$13,332,261
Dividends declared	-	-	-
Dividends paid	-	-	-
Accumulated Other Comprehensive Income	350,824	204,037	554,861
Dividends outstanding, March 31, 2008 Balance	$8,780,456	$5,106,666	$13,887,122

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 – Accumulated other comprehensive income (loss)

				Tianshi
	Biological	Tiens Yihai	Life Resources	Holdings	Total
Balance as of December 31, 2006	$2,109,074	$1,727,692	$-	$1,878,222	$5,714,988
Increase during the year	2,358,134	2,007,211	-	3,900,014	8,265,359
Balance as of December 31, 2007, as previously reported	$4,467,207	$3,734,903	$-	$5,778,236	$13,980,346
Add adjustment for the acquisition of Life Resources	-	-	1,979,698	-	1,979,698
Balance as of December 31, 2007, restated	$4,467,207	$3,734,903	$1,979,698	$5,778,236	$15,960,044
Increase during the year	1,068,305	1,336,970	1,680,941	337,644	4,423,860
Balance as of March 31, 2008	$5,535,512	$5,071,873	$3,660,639	$6,115,880	$20,383,904

Accumulated other comprehensive income recorded in Biological, Tiens Yihai and Life Resources are due to foreign currency translation adjustments. Accumulated other comprehensive income was recorded in Tianshi Holdings due to the effect of foreign exchange rate on dividend receivables from Biological.

Note 13 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue by Geographic Area:

	Three months ended March 31,
Revenue	2008	2007
China	$6,105,779	$7,210,301
Indonesia	2,274,788	1,748,417
Russia	1,946,240	1,159,162
India	959,052	35,468
Other international countries	1,534,962	6,083,441
Total	$12,820,821	$16,236,789

Revenue by Product Group:

	Three months ended March 31,
	2008	2007
Wellness products	$11,757,053	$14,727,047
Dietary supplement products	1,029,966	1,350,883
Personal care products	33,802	158,860
Total	$12,820,821	$16,236,789

Note 14 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's subsidiary, Tianshi Holdings, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiaries, Biological, Tiens Yihai and Life Resources, are Sino-Foreign Joint Ventures incorporated in the PRC.

Prior to 2008, pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally were subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply.

Biological is located in Tianjin Wuqing Development Area, a national new technology development zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes expired for Biological and it became subject to income tax at a reduced rate of 7.5%, which expired on January 1, 2008.

Tiens Yihai is located in a Special Industry Zone and is subject to a special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai is fully exempt from PRC income taxes for two years starting from the first year profits are made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai to do business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break. As of March 31, 2008, Tiens Yihai was in the developmental stage of its organization and did not have any operating income.

Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years. As of March 31, 2008, Life Resources was in the developmental stage and did not have any operating income.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there is no detailed regulation regarding the implementation of the new EIT, in the first quarter of 2008, Biological was required by local tax authority to prepay income tax at a tax rate of 25%.

According to the new EIT, Life Resources could still be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. The Company is currently evaluating the effect the new EIT law will have on its financial position.

Provisions for income taxes were all current income tax expenses and for the three months ended March 31, 2008 and 2007 were $1,480,394 and $711,010, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
Effect of reduced tax rate	-	(25.5)
Total provision for income taxes	25.0%	7.5

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2008 and 2007 amounted to $0 and $2,417,435 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the three months ended March 31, 2008 and 2007 by $0 and $0.03, respectively

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15 – Retirement plan

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

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $186,370 and $144,864 for the three months ended March 31, 2008 and 2007, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $18,376 and $14,387 for the three months ended March 31, 2008 and 2007, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $95,110 and $78,809 for the three months ended March 31, 2008 and 2007, respectively.

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

Tiens Biotech Group (USA), Inc. is a Delaware corporation. We own 100% of Tianshi International Holdings Group Ltd., a British Virgin Islands company (“Tianshi Holdings”). Tianshi Holdings owns 80% of Biological.

Tianjin Tianshi Biological Engineering Co. Ltd. (“Tianshi Engineering”), a Chinese company and the entity to which we sell all of our products for consumption in China, owns the remaining 20% of Biological. Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”), a Chinese company, owns 51% of Tianshi Engineering. Baolan Li, the daughter of our Chairman, President and CEO, Jinyuan Li, owns the remaining 49% of Tianshi Engineering. Tianshi Group is 90% owned by Jinyuan Li and 10% owned by Baolan Li. Tianshi Engineering acquired its 20% interest in Biological from Tianjin Tianshi Pharmaceuticals Co., Ltd. (“Tianshi Pharmaceuticals”) on February 25, 2008. Tianshi Pharmaceuticals is 87.66% owned by Tianshi Group, and 7.29% owned by Baolan Li.

On April 20, 2004, Tianshi Holdings entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai. Tiens Yihai is 99.4% owned by Tianshi Holdings and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility, which would also produce certain of our products. In October 2004, the Company paid a deposit of $3.6 million to Zhu Jia Jiao Industrial Park Economic Development Ltd (representative of the local government, “Local Government”) for acquiring the land use right of 1,600 mu (263 acres) located in Shanghai. However, in 2005, the Chinese central government issued its “Adjustment of Macro-Economic Policy”. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations adjusted and re-allotted projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were awaiting further decisions by state and local government.

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

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13 2008, the Chinese government approved the transfer and Tianshi Holdings became the 100% shareholder of Life Resources. Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices totaling approximately 420,000 square meters. We intend to move our headquarters to these new facilities once they are completed.

We research, develop, and manufacture nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, China through our subsidiary, Biological. We develop our products at our product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. We have developed and produce 33 nutrition supplement products, which include wellness products and dietary nutrition supplements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer. As Tianshi Holdings and Life Resources were under common control by Jinyuan Li before the combination, the combination was treated for accounting purposes as a pooling of interests. The balance sheet of the Company at December 31, 2007 and comparative interim financial statements for the corresponding periods of the preceding fiscal year were adjusted as if Life Resources had been combined before January 1, 2007.

	Three months ended March 31,
	2008 (unaudited)	2007 As adjusted	Change

Income Statement Data

Revenue-related parties	$12,820,821	$16,236,789	-21.0%
Cost of sales-related parties	4,040,060	4,435,599	-8.9%

Gross profit	8,780,761	11,801,190	-25.6%

Selling, general and administrative expense	3,247,199	3,264,907	-0.5%
Income from operations	5,533,562	8,536,283	-35.2%
Other income, net	444,171	450,212	-1.3%

Income before provision for income taxes and minority interest	5,977,733	8,986,495	-33.5%

Provision for income taxes	1,480,394	711,010	108.2%

Income before minority interest	4,497,339	8,275,485	-45.7%

Minority interest	888,437	1,753,218	-49.3%

Net income	$3,608,902	$6,522,267	-44.7%

Other comprehensive income foreign currency translation adjustment	$4,423,860	$1,389,352	218.4%

Comprehensive income	$8,032,762	$7,911,619	1.5%

Weighted average number of shares outstanding, basic and diluted	71,333,586	71,333,586

Earnings per share, basic and diluted	$0.05	$0.09

Revenue. For the first quarter of 2008, revenue was $12.8 million, a decrease of 21.0%, compared to $16.2 million for the same period in 2007. The breakdown of revenue between Chinese and international sales is as follows.

	Three months ended March 31,
	2008	2007	Change

China	$6,105,779	$7,210,301	-15.3%
International	$6,715,042	$9,026,488	-25.6%
Total	$12,820,821	$16,236,789	-21.0%

For the first quarter of 2008, revenue in China was $6.1 million, a decrease of 15.3% compared to $7.2 million for the same period in 2007. We believe that sales to China were negatively impacted by continued uncertainty in China regarding the impact of recently enacted direct selling regulations and uncertainty regarding the timing of the direct selling license application process and approval. The application of Tianshi Engineering for a direct selling license in China is still pending.

For the first quarter of 2008, international revenues were $6.7 million, a decrease of 25.6% compared to $9.0 million for the same period in 2007. In August of 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve "100 percents". For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and we have experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. However, to date, there have not been any specific problems identified with our products. We believe that these delays have resulted in our international affiliates not being able to purchase sufficient quantities of our products to meet their demand and a corresponding sharp decrease in our international revenue. Continued delays in the export clearance for our products may continue to negatively affect our international revenue. Currently we are not able to provide an estimate as to the timing for the clearance of our products for export.

Cost of Sales. Cost of sales for the first quarter of 2008 decreased to $4.0 million, or by 8.9%, compared to $4.4 million for the same period in 2007. This decrease was primarily due to the decrease in revenue. The decrease in cost of sales was not in line with the decrease in revenue due to increases in the cost of our raw materials, and a strong remenbi compared to the dollar.

Gross Profit. Gross profit for the first quarter of 2008 was $8.8 million, a decrease of 25.6% compared to $11.8 million for the same period in 2007. The gross profit margin for the first quarter of 2008 was 68.5%, compared to 72.7% for the same period in 2007. This decrease reflects the increase in the cost of our raw materials while the price at which we sell our products has remained constant.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.2 million for the first quarter of 2008 and 2007. The selling and administrative expenses as a percentage of sales was 25.3% for the first quarter of 2008 compared to 20.1% for the same period in 2007. This increase is due to the fixed costs associated with selling, general and administrative expenses and the decline in revenue.

Other income, net. Other income, net was $0.4 million of income for the first quarter of 2008, compared to $0.5 million of income for the same period in 2007. There was a decrease in interest income because Tianshi Engineering paid off its $25.9 million loan from Biological in December of 2007, and an increase in other income due to the effect of the strength of the Remenbi in translating a dividend received by Tianshi Holdings.

Provision for income taxes. Provision for income taxes was $1.5 million for the first quarter of 2008 compared to $0.7 million for the same period in 2007. From January 1, 2005 through December 31, 2007, Biological was subject to income tax at a reduced rate of 7.5%. Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the previous laws for Foreign Invested Enterprises (“FIEs”). A new standard EIT rate of 25% will apply to FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there are not yet any detailed regulations regarding the implementation of the new EIT, in the first quarter of 2008, Biological was required by the local tax authority to prepay income tax at a tax rate of 25%.

Net income. As a result of the foregoing factors, net income for the first quarter of 2008 was $3.6 million, a decrease of 44.7% compared to $6.5 million for the same period in 2007.

Other comprehensive income. Other comprehensive income increased to $4.4 million for the first quarter of 2008, compared to $1.4 million for the same period in 2007. Other comprehensive income represents foreign currency translation adjustments for the year. Accumulated other comprehensive income was recorded in Biological, Tiens Yihai and Life Resources due to balance sheet translations. Accumulated other comprehensive income was recorded in Tianshi Holdings due to the effect of foreign exchange rate on dividend receivables from Biological. The amounts shown in the Income Statement are net of minority interests. The sharp increase in other comprehensive income was due to the increase in the value of the remenbi against the dollar from RMB7.72 to $1 at March 31, 2007 to RMB7.02 to $1 at March 31, 2008.

 Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $1.6 million for the first quarter of 2008, compared to $5.1 million for the first quarter of 2007. The decrease primarily reflects a decrease in net income of $2.9 million.

As of March 31, 2008, we had positive working capital of $59.6 million. Cash was $58.2 million as of March 31, 2008, compared to $54.1 million as of December 31, 2007.

Net cash used in investing activities was $3.2 million for the first quarter of 2008 compared to $7.2 million for the first quarter of 2007. This decrease was due to a decrease in the construction costs of Life Resources and Tianshi Engineering paying off its loan to Biological.

Net cash provided by financing activities was $3.5 million for the first quarter of 2008, compared to $0.8 million used in financing activities for the first quarter of 2007. This difference was primarily due to loans received by Life Resources.

Accounts receivable-related parties decreased to $11.8 million as of March 31, 2008 from $14.3 million as of December 31, 2007. Other receivable-related parties decreased to $12.7 million as of March 31, 2008 from $13.9 million as of December 31, 2007.

Going forward, our primary requirements for cash consist of:

o	construction by Life Resources of new research and development, manufacturing and logistic facilities, and administrative offices;

o	the continued production of existing products and general overhead and personnel related expenses to support these activities;

o	the development costs of new products; and

o	expansion of production scale to meet the demands of our markets.

We estimate that the completion of the Life Resources project will require approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources. We intend to construct the facilities in phases over several years, based on available cash and capacity needs. Depending on the rate of construction and our cash flow, it is likely that we will require additional financing to complete the funding of that project. We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for 2008.

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

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, no allowance for estimated returns has been recorded for the quarter ended March 31, 2008.

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

Inventories.

Inventories are stated at the lower of cost or market using the moving average basis. We review our inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this pronouncement has not had a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. Management is evaluating the impact that this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combination" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R will be effective in the first quarter of fiscal 2009. Management is evaluating the impact that this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 provides a guide on how to report non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. Management is evaluating the impact that this statement will have on our consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market all of our products through various domestic and international business entities that are related to us through common ownership. As a result, all of our consolidated sales in 2007 were to related parties.

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

Internationally, we sell our products to overseas related companies located in 52 countries, which in turn sell them to independent direct sales distributors. Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities are regulated through internal policies.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and us.

	March 31, 2008	December 31, 2007
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $59,412 and $71,700 as of March 31, 2008 and December 31, 2007, respectively	$11,822,927	$14,268,229
Other receivables - related parties	$12,744,336	$13,887,138
Advances from customers - related parties	$1,722,749	$1,700,838
Other payables - related parties	$4,855,515	$7,938,205
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt - related party	$4,267,742	$4,267,742

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Tianshi Engineering	$6,105,779	$7,210,301
Overseas Related Companies	6,715,042	9,026,488
Total	$12,820,821	$16,236,789

Accounts Receivable, Trade - Related Parties

The details of accounts receivables, trade-related parties are as follows:

	March 31, 2008	December 31, 2007
Tianshi Engineering	$2,581,256	$2,062,333
Overseas Related Companies	9,301,083	12,277,596
Allowance for Doubtful Accounts	(59,412)	(71,700)
Total	$11,822,927	$14,268,229

Other Receivables - Related Parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

The details of other receivables-related parties are as follows:

	March 31, 2008	December 31, 2007
Tianshi Engineering	$9,854,549	$9,460,811
Tianshi Group	2,155,741	2,347,489
Xiongshi Construction	712,050	2,062,763
Beijing Xingda Travel Co., Ltd	6,747	5,959
Tianjin Xingda Travel Co., Ltd	6,929	1,939
Tianshi Pharmaceuticals	3,502	5,065
Shanghai Tianshi Jinquan Investment Co.	2,951	874
Shengshi Real Estate Development	1,482	2,238
Shanghai Gujia	385	-
Total	$12,744,336	$13,887,138

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

Advances from Customers - Related Parties

Advances from related party customers were $1.8 million and $1.7 million as of March 31, 2008 and December 31, 2007, respectively. These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	March 31, 2008	December 31, 2007
Tianshi Investment	$3,565,548	$7,490,136
Tianshi Group	921,775	-
Tianshi Engineering	155,746	244,980
Tianshi Germany Co., Ltd	118,195	109,233
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Pharmaceuticals	9,695	9,308
Tianshi Shanghai Co., Ltd	183	176
Tianshi Administrative Committee of Industrial Park	14	13
Total	$4,855,515	$7,938,205

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

On December 21, 2007, the Company, Tianshi Investment and Life Resources entered a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. The Company agreed to repay the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and the Company repaid $7.5 million to Tianshi Investment on March 18, 2008.

Long Term Debt - Related Party

On September 10, 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital"), pursuant to which Tianyuan Capital agreed to lend $10.65 million (in aggregate principal amount) to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $52,584 was accrued or the loan for the first quarter of 2008.

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological, for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and on October 17, 2007 for the 2008 fiscal year. Rent revenue from these leases amounted to $79,309 for the first quarter of 2008.

Other Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease provides for an annual rent equal to 1% of our total gross revenues. The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. The term of the lease was for five years and expired on December 31, 2007. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. We entered into a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms. The total amount paid on this lease for the first quarter of 2008 was $188,391.

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

Pursuant to the Sale and Purchase Agreement, we advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

o	$28,592,743 was paid by canceling a loan in the principal amount of RMB200,000,000 to Tianshi Engineering owned by Biological together with interest accrued;

o	$16,557,914 was paid by canceling of other receivable owned by Tianshi Engineering to Biological; and

o	$19,096,525 was paid in cash.

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

On January 21, 2008 Tianshi Investment entered into a loan agreement pursuant to which Tianshi Investment agreed to loan to Life Resources up to $6.5 million without interest. The loan is due on June 30, 2008. As of March 31, 2008, $3.5 million of the $6.5 million available had been loaned to Life Resources. Life Resources used the loan to increase its registered share capital.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. As of March 31, 2008, the exchange rate was $1 = RMB 7.02 compared to $1 = RMB 7.31 as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

A RECENT CAMPAIGN IMPOSED BY THE CHINESE GOVERNMENT AGAINST THE EXPORT OF UNSAFE FOOD AND SUBSTANDARD PRODUCTS, IS HINDERING OUR ABILITY TO EXPORT OUR PRODUCTS INTERNATIONALLY.

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

Tianshi Engineering has found that it is taking more time than anticipated to work through the approval process with the Chinese authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. A delay in obtaining approvals at one level can delay our ability to obtain approvals at the next level. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict a timeline for obtaining these approvals. If Tianshi Engineering does not receive a direct selling license in China, then its ability to compete against its competitors who have received such a license may be hurt. As a result, Tianshi Engineering may lose distributors who find a competitor’s direct selling business and compensation model more attractive. This could materially decrease the revenue that we receive from sales by Tianshi Engineering in China.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan Agreement dated January 14, 2008 by and between Tianshi International Holdings Group Limited and Tianshi International Investment Group Co., Ltd.

10.2	Loan Agreement dated January 21, 2008 by and between Tianshi International Investment Group Co., Ltd. and Tianjin Tiens Life Resources Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

/s/ Jinyuan Li
Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2008

/s/ Wenjun Jiao
Wenjun Jiao
Chief Financial Officer
(Principal Accounting Officer)