Form 10-Q
period 2008-06-30
TIENS BIOTECH GROUP USA INC
filed 2008-08-14
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☐

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 71,333,586 shares of the Company’s common stock outstanding on August 13, 2008.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)	As Adjusted (Note 3)
ASSETS

CURRENT ASSETS:
Cash	$47,741,333	$54,081,848
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $109,415 and $71,700 as of June 30, 2008 and December 31, 2007, respectively	23,176,490	14,268,229
Accounts receivable, trade - third parties	-	104,398
Inventories	6,222,266	5,949,963
Other receivables	609,326	1,068,343
Other receivables - related parties	11,844,719	13,887,138
Employee advances	260,974	65,901
Prepaid expenses	285,677	623,638
Prepaid income taxes	734,772	-
Total current assets	90,875,557	90,049,458

PROPERTY, PLANT AND EQUIPMENT, net	16,053,138	16,071,900

OTHER ASSETS:
Construction in progress	55,279,413	39,792,774
Construction deposits	1,615,659	1,089,216
Intangible assets, net	9,711,580	9,246,879
Other assets	5,274,200	5,301,847
Total other assets	71,880,852	55,430,716

Total assets	$178,809,547	$161,552,074
LIABILITIES AND SHARE HOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,592,022	$4,070,906
Advances from customers - related parties	2,493,135	1,700,838
Wages and benefits payable	892,276	1,250,685
Other taxes payable	451,829	536,819
Income taxes payable	2,803,788	665,726
Contractor deposits	738,208	595,128
Contractor payables	9,350,693	7,820,285
Other payables	1,137,420	1,133,539
Other payables - related parties	7,437,449	7,938,205
Dividend payable to minority interest	-	4,902,629
Current portion of long term debt, related party	2,130,000	2,130,000
Total current liabilities	33,026,820	32,744,760

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	3,202,742	4,267,742
Other payables-non current	572,767	538,130
Deferred income	5,210,120	4,895,049
Total non current liabilities	8,985,629	9,700,921

Total liabilities	42,012,449	42,445,681

MINORITY INTEREST	8,484,637	6,144,063

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	8,842,009	8,842,009
Statutory reserves	9,420,783	9,420,783
Retained earnings	86,918,663	78,668,160
Accumulated other comprehensive income	23,059,672	15,960,044
Total shareholders' equity	128,312,461	112,962,330
Total liabilities and shareholders' equity	$178,809,547	$161,552,074

The acompanying notes are an integral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
		2007		2007
	2008	As Adjusted (Note 3)	2008	As Adjusted (Note 3)
REVENUE - RELATED PARTIES	$19,654,447	$14,320,482	$32,475,268	$30,557,271

COST OF SALES - RELATED PARTIES	6,203,705	4,454,594	10,243,765	8,890,193

GROSS PROFIT	13,450,742	9,865,888	22,231,503	21,667,078

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,088,597	3,388,675	8,335,796	6,653,582

INCOME FROM OPERATIONS	8,362,145	6,477,213	13,895,707	15,013,496

(Interest expense)	(80,078)	(106,351)	(132,662)	(211,573)
Interest income	268,517	587,270	505,849	1,217,183
Other (expense) income, net	(1,246,287)	(42,984)	(986,864)	(117,463)
OTHER (EXPENSE) INCOME, NET	(1,057,848)	437,935	(613,677)	888,147

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	7,304,297	6,915,148	13,282,030	15,901,643

PROVISION FOR INCOME TAXES	1,664,054	555,395	3,144,448	1,266,405

INCOME BEFORE MINORITY INTEREST	5,640,243	6,359,753	10,137,582	14,635,238

MINORITY INTEREST	998,642	1,369,361	1,887,079	3,122,579

NET INCOME	4,641,601	4,990,392	8,250,503	11,512,659

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,675,768	2,383,905	7,099,628	3,773,257

COMPREHENSIVE INCOME	$7,317,369	$7,374,297	$15,350,131	$15,285,916

EARNINGS PER SHARE, BASIC AND DILUTED	$0.07	$0.07	$0.12	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586	71,333,586	71,333,586

The acompanying notes are an integral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated
							other
	Number	Common	Paid-in	Additional	Statutory	Retained	comprehensive
	of shares	stock	capital	paid-in-capital	reserves	earnings	income (loss)	Totals
BALANCE, December 31, 2006	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$95,371,137	$5,714,988	119,420,251

Net Income						11,621,218		11,621,218
Foreign currency translation gain							3,337,343	3,337,343

BALANCE, June 30, 2007, unaudited	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$106,992,355	$9,052,331	$134,378,812

Net Income						6,972,423		6,972,423
Foreign currency translation gain							4,928,015	4,928,015
Additional paid-in-capital				69,105				69,105

BALANCE, December 31, 2007, as previously reported	71,333,586	$71,334	$8,842,009	$69,105	$9,420,783	$113,964,778	$13,980,346	$146,348,355

Add adjustment for the acquisition of Life Resource				(69,105)		(35,296,618)	1,979,698	(33,386,025)

BALANCE, December 31, 2007, as adjusted (Note 3)	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$78,668,160	$15,960,044	$112,962,330

Net Income						8,250,503		8,250,503
Foreign currency translation gain							7,099,628	7,099,628

BALANCE, June 30, 2008, unaudited	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$86,918,663	$23,059,672	$128,312,461

The acompanying notes are an integral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Six months ended June 30
		2007
	2008	As Adjusted (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,250,503	$11,512,659
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for doubtful accounts	37,715	547
Minority interest	1,887,079	3,122,579
Depreciation	1,373,096	1,426,271
Amortization	140,911	117,830
Interest income	(92,523)	(935,932)
(Gain) on sale of assets	(8,554)	-
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(15,693,689)	(4,062,388)
Accounts receivable, trade - third parties	22,722	-
Other receivables	498,556	2,239,427
Other receivables - related parties	(526,327)	(4,120,698)
Inventories	190,894	1,628,894
Employee advances	(185,415)	(49,889)
Prepaid expense	365,778	406,509
Increase (decrease) in liabilities:
Accounts payable	1,223,358	(648,583)
Advances from customers - related parties	663,444	(67,035)
Wages and benefits payable	(422,254)	(289,033)
Other taxes payable	1,205,680	(40,345)
Other payables	(67,118)	(83,390)
Other payables - related parties	16,388	(299,389)
Net cash provided by (used in) operating activities	(1,119,756)	9,858,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (loans to) related parties	2,133,222	(4,689,017)
Collections from loans to local government	450,197	-
Acquisition of intangible assets	-	(129,527)
Construction deposits	(2,206,145)	-
Contractor deposits	101,801	412,802
Addition to construction in progress	(9,722,463)	(12,961,091)
Proceeds from sale of equipment	61,152	-
Purchase of equipment and automobiles	(360,192)	(1,158,813)
Net cash used in investing activies	(9,542,428)	(18,525,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	7,400,000	(843,115)
Payments on long term debt, related party	(1,065,000)	-
Proceeds from share subscription in subsidiary	-	18,000,130
Proceeds from joint venture investor in Dongfeng	2,828	-
Payments to minority interest shareholder	(5,070,091)	(6,676,102)
Net cash provided by (used in) financing activities	1,267,737	10,480,913

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,053,932	1,272,215

INCREASE (DECREASE) IN CASH	(6,340,515)	3,085,516

CASH, beginning of period	54,081,848	55,214,540

CASH, end of period	$47,741,333	$58,300,056

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$132,662	$-
Income taxes	$1,822,619	$1,370,002

The acompanying notes are an integral part of these consolidated financial statements.

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

The Company is currently owned 4.91% by public stockholders, 2.8% by officers and 92.29% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited ("Tianshi Holdings"). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), 99.4% of Tiens Yihai Co., Ltd. ("Tiens Yihai") and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”). Biological owns 99% of Dongfeng Tianshi Biological Development Co., Ltd. (“Dongfeng Biological”).

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

Tianshi Engineering is 49% owned by Baolan Li, the daughter of Jinyuan Li and 51% by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"). In June 2003, Tianshi Engineering transferred its 20% interest in Biological for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd. (”Tianshi Pharmaceuticals”) and Tianshi Holdings acquired 80% of Biological from Tianshi Hong Kong for no consideration. On February 25, 2008, Tianshi Pharmaceuticals transferred its 20% interest in Biological to Tianshi Engineering.

On April 20, 2004, Tianshi Holdings entered a joint venture contract (the "Joint Venture Project") with Tianshi Pharmaceuticals to establish Tiens Yihai. Tiens Yihai is located in Shanghai, the People’s Republic of China (“PRC”), and was established to build a new research facility which would also produce the Company’s nutrition supplement, home care, and personal care products. Tianshi Holdings contributed 99.4% of the registered capital and Tianshi Pharmaceuticals contributed the remaining 0.6%.

On December 20, 2007, Tianshi Holdings entered a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and the Company became the 100% shareholder of Life Resources.

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

On May 22, 2008, Biological entered a joint venture contract with Mr. Fulin Zhu to establish Dongfeng Biological. Dongfeng Biological is incorporated in Jilin Province, PRC, and was established to manufacture and export the Company’s products overseas. Biological invested RMB 1,980,000 (or US $288,130) in Dongfeng Biological and owns 99% of Dongfeng Biological, and Mr. Fulin Zhu owns the remaining 1%. As of June 30, 2008, Dongfeng Biological had not conducted any operations.

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal, recurring adjustments, necessary for their fair presentation. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with generally accepted accounting principles in the United States. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

The reporting entity

The Company’s consolidated financial statements reflect the activities of the following Company subsidiaries:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsidiary	Jurisdiction of Formation	% Ownership
Tianshi Holdings	British Virgin Islands	100.0%
Biological	P.R.C.	80.0%
Tiens Yihai	P.R.C.	99.4%
Life Resources	P.R.C.	100.0%
Dongfeng Biological	P.R.C.	79.20%

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

As Tianshi Holdings and Life Resources were under common control before the combination was consummated, the combination of Life Resources was treated for accounting purposes as a pooling of interests. The balance sheet of the Company at December 31, 2007 and comparative interim financial statements for the corresponding periods of the preceding fiscal year were adjusted as if Life Resources had been combined with the Company before January 1, 2007.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. Biological, Tiens Yihai, Life Resources and Dongfeng Biological's financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Translation adjustments resulting from this process are included in other comprehensive income in the statement of income and other comprehensive income.

Translation adjustments amounted to $7,099,628 and $3,773,257 for the six months ended June 30, 2008 and 2007, respectively, and $2,675,768 and $2,383,905 for the three months ended June 30, 2008 and 2007, respectively. Asset and liability accounts at June 30, 2008 were translated at 6.87 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2008 and 2007 were 7.07 RMB and 7.71 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at June 30, 2008 and December 31, 2007, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

	June 30, 2008		December 31, 2007
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$(5,332,742)	$(5,367,618)	$(6,397,742)	$(6,443,795)

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has a general allowance for doubtful debt of 0.5% of the year end balance of accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At June 30, 2008 and December 31, 2007, receivables outstanding more than 180 days totaled $1,829,524 and $2,937,718, respectively. The Company believes that the 0.5% general allowance for doubtful accounts is adequate. The following table represents the changes in the allowance for doubtful accounts:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Balance at Beginning of Period	Provision for Doubtful Accounts	Recovery	Balance at End of Period
Period ended June 30, 2008
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$71,700	$109,415	$71,700	$109,415

Period ended December 31, 2007
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$86,776	$71,700	$86,776	$71,700

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually for determining whether provisions should be provided. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses amounted to $928,183 and $872,053 at June 30, 2008 and December 31, 2007, respectively.

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

Intangible assets

Intangible assets mainly consist of land use rights. All land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants "land use rights" for a specified period of time. The Company amortizes its land use rights according to the actual useful life of 50 years. Other intangible assets include patents and trademarks and are amortized over their estimated useful life ranging from five to ten years.

Other assets

Other assets mainly consist of a deposit and a related loan made to a local government agency for the acquisition of land use rights in Shanghai. Originally, the deposit related to the proposed acquisition of land use rights for 263 acres of land by Tiens Yihai. However, on November 10, 2006, Tiens International and the local government entered a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai of a reduced 80 acres parcel of land. As of June 30, 2008, land use rights for only 50 of the 80 acres had been received.

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

Minority interest

Minority interest represents the outside shareholder’s 20% ownership of Biological, 20.8% ownership of Dongfeng Biological and 0.6% ownership of Tiens Yihai. The net income shown in Consolidated Statements of Cash Flows and Consolidated Statements of Income and Other Comprehensive Income is net of minority interest.

Revenue recognition

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products is recognized at FOB Tianjin shipping point. Revenue from finished products is recognized only when the related party Chinese distributors recognize sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, no allowance for estimated returns has been recorded as of June 30, 2008 and December 31, 2007.

Advertising Costs

The Company sells all of its products to related parties and these related parties are primarily responsible for marketing. Advertising costs of the Company for the six months ended June 30, 2008 and 2007 amounted to $213,468 and $548, respectively, and for the three months ended June 30, 2008 and 2007 amounted to $86,828 and $548, respectively, and were expensed as incurred.

Shipping and Handling

Shipping and handling costs totaled $222,637 and $168,355 for the six months ended June 30, 2008 and 2007, respectively, and $171,922 and $941 for the three months ended June 30, 2008 and 2007, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue and the related shipping and handling costs were included in selling, general and administrative expenses.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Research and Development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development costs of $613,662 and $351,613 for the six months ended June 30, 2008 and 2007, respectively, and $ 383,052 and $ 204,082 for the three months ended June 30, 2008 and 2007, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No.48”). FIN No.48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No.48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

The Company has not been subjected to income tax examinations by taxing authorities for the six months ended June 30, 2008 and the year ended December 31, 2007. During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at June 30, 2008 and December 31, 2007, respectively.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for each of the three months and six months ended June 30, 2008 and 2007.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements- An amendment of ARB No. 51" (“SFAS 160”). SFAS 160 provides a guide on how to report a non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires an enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Change in reporting entity

On December 20, 2007, Tianshi Holdings entered a Sale and Purchase Agreement with Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer. As Tianshi Holdings and Life Resources were under common control by Jinyuan Li before the combination, the combination was treated for accounting purposes as a pooling of interests. The balance sheet of the Company at December 31, 2007 and comparative interim financial statements for the corresponding periods of the preceding fiscal year were adjusted as if Life Resources had been combined before January 1, 2007. The following are unaudited statements of income and other comprehensive income of Life Resources for each of the three months and six months ended June 30, 2008 and 2007. Since most of the sales in Life Resources were to the Company, the amounts in the statements of income of Life Resource are not the same as amounts shown as the “Effect of Change” presented in the following comparative interim financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE - RELATED PARTIES	$5,630,685	$-	$5,630,685	$-

COST OF SALES - RELATED PARTIES	1,304,868	-	1,304,868	-

GROSS PROFIT	4,325,817	-	4,325,817	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	666,697	59,948	738,761	102,099

INCOME (LOSS) FROM OPERATIONS	3,659,120	(59,948)	3,587,056	(102,099)

Interest income	39,740	6,537	50,558	9,230
Other (expense), net	(50,541)	(15,596)	(71,773)	(15,690)
OTHER (EXPENSE), NET	(10,801)	(9,059)	(21,215)	(6,460)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	3,648,319	(69,007)	3,565,841	(108,559)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	3,648,319	(69,007)	3,565,841	(108,559)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	3,071,526	321,623	4,752,467	435,914

COMPREHENSIVE INCOME	$6,719,845	$252,616	$8,318,308	$327,355

The following financial statement line items for each of the three months and six months ended June 30, 2008 and 2007 were affected by the combination of Life Resources:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income statement (Unaudited)

	For three months ended June 30, 2008			For three months ended June 30, 2007
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
REVENUE - RELATED PARTIES	17,852,755	19,654,447	1,801,692	14,320,482	14,320,482	-

COST OF SALES - RELATED PARTIES	5,762,288	6,203,705	441,417	4,454,594	4,454,594	-

GROSS PROFIT	12,090,467	13,450,742	1,360,275	9,865,888	9,865,888	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,449,986	5,088,597	638,611	3,328,727	3,388,675	59,948

INCOME FROM OPERATIONS	7,640,481	8,362,145	721,664	6,537,161	6,477,213	(59,948)

OTHER (EXPENSE) INCOME, NET	(1,047,047)	(1,057,848)	(10,801)	446,994	437,935	(9,059)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	6,593,434	7,304,297	710,863	6,984,155	6,915,148	(69,007)

PROVISION FOR INCOME TAXES	1,664,054	1,664,054	-	555,395	555,395	-

INCOME BEFORE MINORITY INTEREST	4,929,380	5,640,243	710,863	6,428,760	6,359,753	(69,007)

MINORITY INTEREST	998,642	998,642	-	1,369,361	1,369,361	-

NET INCOME	3,930,738	4,641,601	710,863	5,059,399	4,990,392	(69,007)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,583,660	2,675,768	1,092,108	2,062,282	2,383,905	321,623

COMPREHENSIVE INCOME	5,514,398	7,317,369	1,802,971	7,121,681	7,374,297	252,616

EARNINGS PER SHARE, BASIC AND DILUTED	0.06	0.07	0.01	0.07	0.07	-

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586		71,333,586	71,333,586

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For six months ended June 30, 2008			For six months ended June 30, 2007
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
REVENUE - RELATED PARTIES	30,673,576	32,475,268	1,801,692	30,557,271	30,557,271	-

COST OF SALES - RELATED PARTIES	9,802,348	10,243,765	441,417	8,890,193	8,890,193	-

GROSS PROFIT	20,871,228	22,231,503	1,360,275	21,667,078	21,667,078	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,625,121	8,335,796	710,675	6,551,483	6,653,582	102,099

INCOME FROM OPERATIONS	13,246,107	13,895,707	649,600	15,115,595	15,013,496	(102,099)

OTHER (EXPENSE) INCOME, NET	(592,462)	(613,677)	(21,215)	894,607	888,147	(6,460)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	12,653,645	13,282,030	628,385	16,010,202	15,901,643	(108,559)

PROVISION FOR INCOME TAXES	3,144,448	3,144,448	-	1,266,405	1,266,405	-

INCOME BEFORE MINORITY INTEREST	9,509,197	10,137,582	628,385	14,743,797	14,635,238	(108,559)

MINORITY INTEREST	1,887,079	1,887,079	-	3,122,579	3,122,579	-

NET INCOME	7,622,118	8,250,503	628,385	11,621,218	11,512,659	(108,559)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	4,326,579	7,099,628	2,773,049	3,337,343	3,773,257	435,914

COMPREHENSIVE INCOME	11,948,697	15,350,131	3,401,434	14,958,561	15,285,916	327,355

EARNINGS PER SHARE, BASIC AND DILUTED	0.11	0.12	0.01	0.16	0.16	-

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586		71,333,586	71,333,586

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance sheet (Unaudited)
June 30, 2008

	June 30, 2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change
ASSETS

CURRENT ASSETS:
Cash	40,862,267	47,741,333	6,879,066
Accounts receivable, trade - related parties, net	24,226,745	23,176,490	(1,050,255)
Inventories	6,841,510	6,222,266	(619,244)
Other receivables	380,902	609,326	228,424
Other receivables - related parties	12,188,461	11,844,719	(343,742)
Employee advances	259,034	260,974	1,940
Prepaid expenses	285,677	285,677	-
Prepaid income taxes	-	734,772	734,772
Total current assets	85,044,596	90,875,557	5,830,961

PROPERTY, PLANT AND EQUIPMENT, net	15,674,368	16,053,138	378,770

OTHER ASSETS:
Construction in progress	2,630,150	55,279,413	52,649,263
Construction deposits	-	1,615,659	1,615,659
Intangible assets, net	2,731,157	9,711,580	6,980,423
Other assets	5,274,200	5,274,200	-
Acquisition deposit	84,247,182	-	(84,247,182)
Total other assets	94,882,689	71,880,852	(23,001,837)

Total assets	195,601,653	178,809,547	(16,792,106)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	4,399,779	5,592,022	1,192,243
Accounts payable-related parties	4,810,304	-	(4,810,304)
Advances from customers - related parties	2,493,135	2,493,135	-
Wages and benefits payable	865,817	892,276	26,459
Other taxes payable	(33,107)	451,829	484,936
Income taxes payable	2,064,916	2,803,788	738,872
Contractor deposits	-	738,208	738,208
Contractor payables	-	9,350,693	9,350,693
Other payables	1,137,420	1,137,420	-
Other payables - related parties	7,188,212	7,437,449	249,237
Dividend payable to minority interest	-	-	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Total current liabilities	25,056,476	33,026,820	7,970,344

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	3,202,742	3,202,742	-
Other payables-non current	572,767	572,767	-
Deferred income	-	5,210,120	5,210,120
Total non current liabilities	3,775,509	8,985,629	5,210,120

Total liabilities	28,831,985	42,012,449	13,180,464

MINORITY INTEREST	8,482,178	8,484,637	2,459

SHAREHOLDERS' EQUITY:
Common stock	71,334	71,334	-
Paid-in-capital	8,842,009	8,842,009	-
Additional paid-in-capital	69,105	-	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	121,577,334	86,918,663	(34,658,671)
Accumulated other comprehensive income	18,306,925	23,059,672	4,752,747
Total shareholders' equity	158,287,490	128,312,461	(29,975,029)
Total liabilities and shareholders' equity	195,601,653	178,809,547	(16,792,106)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2007
	December 31, 2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
ASSETS

CURRENT ASSETS:
Cash	48,678,945	54,081,848	5,402,903
Accounts receivable, trade - related parties, net	14,268,229	14,268,229	-
Accounts receivable, trade - third parties	104,398	104,398	-
Inventories	5,949,963	5,949,963	-
Other receivables	892,489	1,068,343	175,854
Other receivables - related parties	13,070,907	13,887,138	816,231
Employee advances	64,336	65,901	1,565
Prepaid expenses	623,638	623,638	-
Total current assets	83,652,905	90,049,458	6,396,553

PROPERTY, PLANT AND EQUIPMENT, net	16,034,812	16,071,900	37,088

OTHER ASSETS:
Construction in progress	2,287,807	39,792,774	37,504,967
Construction deposits	-	1,089,216	1,089,216
Intangible assets, net	2,603,084	9,246,879	6,643,795
Long-term prepaid expenses	5,301,847	5,301,847	-
Acquisition deposit	71,747,182	-	(71,747,182)
Total other assets	81,939,920	55,430,716	(26,509,204)

Total assets	181,627,637	161,552,074	(20,075,563)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	4,070,906	4,070,906	-
Advances from customers - related parties	1,700,838	1,700,838	-
Wages and benefits payable	1,250,685	1,250,685	-
Other taxes payable	536,819	536,819	-
Income taxes payable	665,726	665,726	-
Contractor deposits	-	595,128	595,128
Contractor payable	-	7,820,285	7,820,285
Other payables	1,133,539	1,133,539	-
Other payables - related parties	7,938,205	7,938,205	-
Dividend payable to minority interest	4,902,629	4,902,629	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Total current liabilities	24,329,347	32,744,760	8,415,413

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	4,267,742	4,267,742	-
Other payables-non current	538,130	538,130	-
Deferred income	-	4,895,049	4,895,049
Total non current liabilities	4,805,872	9,700,921	4,895,049

Total liabilities	29,135,219	42,445,681	13,310,462

MINORITY INTEREST	6,144,063	6,144,063	-

SHAREHOLDERS' EQUITY:
Common stock	71,334	71,334	-
Paid-in-capital	8,842,009	8,842,009	-
Additional paid-in-capital	69,105	-	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	113,964,778	78,668,160	(35,296,618)
Accumulated other comprehensive income	13,980,346	15,960,044	1,979,698
Total shareholders' equity	146,348,355	112,962,330	(33,386,025)
Total liabilities and shareholders' equity	181,627,637	161,552,074	(20,075,563)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statements of cash flows (Unaudited)
Six months ended June 30, 2008
	For six months ended June 30, 2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	7,622,118	8,250,503	628,385
Adjustments to reconcile net income to cash provided by (used in) operating activities:	(6,824,299)	(9,370,259)	(2,545,960)
Net cash provided by (used in) operating activities	797,819	(1,119,756)	(1,917,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deposit on acquisition of Life Resource	(12,500,000)	-	12,500,000
Repayment from related parties	-	2,133,222	2,133,222
Collections from loans to local government	450,197	450,197	-
Construction deposits	-	(2,206,145)	(2,206,145)
Contractor deposits	-	101,801	101,801
Addition to construction in progress	(136,765)	(9,722,463)	(9,585,698)
Proceeds from sale of equipment	47,712	61,152	13,440
Purchase of equipment and automobiles	(358,915)	(360,192)	(1,277)
Net cash provided by (used in) investing activities	(12,497,771)	(9,542,428)	2,955,343

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	7,400,000	7,400,000	-
Payments on long term debt, related party	(1,065,000)	(1,065,000)	-
Proceeds from issuing stock of minority investor in Dongfeng Biological	2,828	2,828	-
Payments to minority interest shareholder	(5,070,091)	(5,070,091)	-
Net cash provided by financing activities	1,267,737	1,267,737	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,615,537	3,053,932	438,395

INCREASE (DECREASE) IN CASH	(7,816,678)	(6,340,515)	1,476,163

CASH, beginning of period	48,678,945	54,081,848	5,402,903

CASH, end of period	40,862,267	47,741,333	6,879,066

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six months ended June 30, 2007

	For six months ended June 30, 2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	11,621,218	11,512,659	(108,559)
Adjustments to reconcile net income to cash provided by (used in) operating activities:	(4,063,645)	(1,654,625)	2,409,020
Net cash provided by operating activities	7,557,573	9,858,034	2,300,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	-	(4,689,017)	(4,689,017)
Acquisition of intangible assets	(129,527)	(129,527)	-
Contractor deposits	-	412,802	412,802
Addition to construction in progress	-	(12,961,091)	(12,961,091)
Purchase of equipment and automobiles	(3,103,320)	(1,158,813)	1,944,507
Net cash used in investing activities	(3,232,847)	(18,525,646)	(15,292,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan to related parties	-	(843,115)	(843,115)
Increase in registered share capital	-	18,000,130	18,000,130
Payments to minority interest shareholder	(6,676,102)	(6,676,102)	-
Net cash provided by (used in) financing activities	(6,676,102)	10,480,913	17,157,015

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,229,691	1,272,215	42,524

INCREASE (DECREASE) IN CASH	(1,121,685)	3,085,516	4,207,201

CASH, beginning of period	54,270,065	55,214,540	944,475

CASH, end of period	53,148,380	58,300,056	5,151,676

Note 4 – Supplemental disclosure of cash flow information

Income taxes paid for the six months ended June 30, 2008 and 2007 amounted to $1,822,619 and $1,370,002, respectively.

Interest paid for the six months ended June 30, 2008 and 2007 amounted to $132,662 and $0, respectively.

On December 21, 2007 the Company, Tianshi Investment and Life Resources entered a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. The Company agreed to pay back the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and the Company repaid $7.5 million to Tianshi Investment on March 18, 2008 by netting off part of the accounts receivable due from Tianshi Engineering.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding amount of a loan to repay to Tianshi Investment;
3.	The Company had the right to offset the two amounts;
4.	The Company, Tianshi Investment and Tianshi Engineering agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

On April 9, 2008, liabilities in the form of accounts receivable due to Biological from Tianshi Engineering in the amount of $900,000 were offset against a cash payment of $900,000 from Tianshi Investment to Tianshi Holdings. Tianshi Holdings used such monies to increase the capital contribution of Life Resources.

The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company received a determinable amount in cash from Tianshi Investment;
3.	The Company had the right to offset the two amounts;
4.	The Company, Tianshi Investment and Tianshi Engineering agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

Note 5 – Inventories

Inventories consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Raw materials	$2,317,470	$1,842,760
Packing materials	888,955	810,319
Miscellaneous supplies	286,537	217,370
Work in process	439,865	571,173
Processing materials	0	137,188
Finished goods	2,289,439	2,371,153
Total	$6,222,266	$5,949,963

The Company has written off obsolete goods in the amount of $99,415 and $0 for the six months ended June 30, 2008 and 2007, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Advance to suppliers	$217,217	$622,275
Short-term prepaid expenses	68,460	1,363
Total	$285,677	$623,638

Note 7 – Property, plant and equipment, net

Property, plant and equipment consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Buildings and improvements	$7,404,962	$6,923,475
Office equipment	440,724	405,277
Computer equipment and software	2,930,789	2,678,312
Machinery and equipment	12,323,180	11,333,473
Automobiles	5,528,147	5,188,650
Total	28,627,802	26,529,187
Less: accumulated depreciation	(12,574,664)	(10,457,287)
Property, plant and equipment, net	$16,053,138	$16,071,900

Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $1,373,096 and $1,426,271, respectively.

Note 8 - Intangible assets

Intangible assets consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Land use rights	$10,007,906	$9,402,699
Other intangible assets	350,041	328,873
Less accumulated amortization	(646,367)	(484,693)
Intangible assets, net	$9,711,580	$9,246,879

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $140,911 and $117,830 respectively. The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2008	$225,238
2009	$224,854
2010	$224,471
2011	$217,992
2012	$217,992

Note 9 – Related party transactions and balances

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

The Company’s related party transactions are required to be reviewed and approved or ratified by the Board of Directors. No director that is a related person in a related party transaction may participate in any discussion, approval or ratification of the related party transaction except to provide information concerning it. The following tables are provided to facilitate understanding of the transactions and outstanding balances between those related parties.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenue-related parties	$32,475,268	$30,557,271	$19,654,447	$14,320,482

	June 30, 2008	December 31, 2007
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $109,415 and $71,700 as of June 30, 2008 and December 31, 2007, respectively	$23,176,490	$14,268,229
Other receivables – related parties	$11,844,719	$13,887,138
Advances from customers – related parties	$2,493,135	$1,700,838
Other payables – related parties	$7,437,449	$7,938,205
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$3,202,742	$4,267,742

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue -related parties

The details of revenue-related parties are as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Tianshi Engineering	$14,615,711	$12,347,614	$8,509,932	$5,137,313
Overseas Related Companies	17,859,557	18,209,657	11,144,515	9,183,169
Total	$32,475,268	$30,557,271	$19,654,447	$14,320,482

The Company markets all of its products through various domestic and international business entities that are related to the Company through common ownership. As a result, almost all of the Company’s total consolidated sales were to related parties.

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	June 30, 2008	December 31, 2007
Tianshi Engineering	$4,945,115	$2,062,333
Overseas Related Companies	18,340,790	12,277,596
Allowance for Doubtful Accounts	(109,415)	(71,700)
Total	$23,176,490	$14,268,229

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31,
	June 30, 2008	2007 As Adjusted
Tianshi Engineering	$10,973,059	$9,460,811
Tianshi Group	838,605	2,347,489
Tianjin Xingda Travel Co., Ltd	15,718	1,939
Beijin Xingda Travel Co., Ltd	7,925	5,959
Tianshi Pharmaceuticals	3,207	5,065
Shanghai Tianshi Jinquan Investment Co.	3,083	874
Shengshi Real Estate Development	2,047	2,238
Shanghai Gujia	1,075	-
Xiongshi Construction	-	2,062,763
Total	$11,844,719	$13,887,138

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

The Company and Tianshi Group used common meters at the Company’s headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties. In addition, during 2006 the Company was owed other receivables-related parties in the amount of RMB 7,560,000 ($1,033,603) from Tianjin Juchao Commercial and Trading Co., Ltd (“Juchao”), a related party owned by Jinyuan Li. On March 31, 2006, Juchao declared termination of its operations, and all of its rights and liabilities were transferred to Tianshi Group. This amount was also included in other receivables – related parties as of December 31, 2007.

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands. As of June 30, 2008 and December 31, 2007, advances from related party customers amounted to $2.5 million and $1.7 million, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other payables - related parties

The details of other payable-related parties are as follows:

	June 30, 2008	December 31, 2007 As Adjusted
Tianshi Investment	$6,708,852	$7,490,136
Tianshi Group	526,181	-
Tianshi Germany Co., Ltd	118,043	109,233
Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital")	84,359	84,359
Tianshi Administrative Committee of Industrial Park	14	13
Tianshi Pharmaceuticals	-	9,308
Tianshi Shanghai Co., Ltd	-	176
Tianshi Engineering	-	244,980
Total	$7,437,449	$7,938,205

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

On January 21, 2008, Life Resources and Tianshi Investment entered a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources for $6.5 million without interest. The loan was due on June 30, 2008. On June 30, 2008, the parties extended the loan to December 31, 2008.

Long term debt - related party

On September 10, 2004, Tianshi Holdings entered a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings' contribution due to Tiens Yihai. Jinyuan Li is a director of Tiens Yihai and a director of Tianyuan Capital. Jinyuan Li owns 100% of Tianyuan Capital.

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 31, 2011. The interest on the loan is calculated at an annual interest rate of 5% based on the remaining balance of the principal. The interest accrued in each period is paid along with the installment payment on the principal. Five installment payments had been made by June 30, 2008.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The loan balance at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$5,332,742	$6,397,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$3,202,742	$4,267,742

Total principal payments for the next four years on all long-term debt are as follows:

Year Ending
December 31,	Amount
2008 (6 months remaining)	$1,065,000
2009	$2,130,000
2010	$2,130,000
2011	$7,742

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and October 2007 for the 2008 fiscal year. Rent revenue accrued from these leases amounted to $160,929 and $187,275 for the six months ended June 30, 2008 and 2007, respectively, and $81,620 and $94,143 for the three months ended June 30, 2008 and 2007, respectively.

Other Transactions with Tianshi Group

On June 30, 2002, the Company entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007.  The Company entered a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms. For the six months ended June 30, 2008 and 2007, the Company paid this rent at an amount of $399,632 and $319,832, respectively, and $211,241 and $153,500 for the three months ended June 30, 2008 and 2007, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Transactions with Tianshi Investments

On December 20, 2007, Tianshi Holdings entered a Sale and Purchase Agreement with Tianshi Investment, Biological and Tianshi Engineering. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources from Tianshi Investment for RMB474,674,415 ($64,247,182). The closing of the transaction was subject to government approval of the transfer of Life Resources to Tianshi Holdings. On March 13, 2008, the government approved the transfer.

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

On January 14, 2008, Tianshi Holdings and Tianshi Investment entered a loan agreement pursuant to which Tianshi Holdings loaned Tianshi Investment $4.1 million without interest. The loan was required to be used by Tianshi Investment to increase the registered share capital of Life Resources. The loan was due on June 30, 2008, provided however, that if the government approved the transfer of the shares of Life Resources to Tianshi Holdings prior to that date, the loan would be cancelled, as Life Resources would then be a wholly-owned subsidiary of Tianshi Holdings. The approval was received on March 13, 2008, and therefore, the loan was cancelled on the same date.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 – Minority interest and distribution

The roll forward of the Minority Interest balance in the balance sheet is shown below:

				Dongfeng
		Biological		Biological		Tiens Yihai
		Minority	Dongfeng	Minority		Minority	Total
	Biological	Owners	Biological	Owners	Tiens Yihai	Owners	Minority
	USD	(20%)	USD	(20.8%)	USD	(0.60%)	Interest
December 31, 2006	$58,499,962	$11,699,992	$-	$-	$30,555,046	$183,331	$11,883,323
Net income (loss)	24,840,180	4,968,036	-	-	(273,217)	(1,639)	4,966,397
Other comprehensive Income	2,947,667	589,533	-	-	2,019,326	12,116	601,649
Additional paid-in-capital	86,381	17,276	-	-	-	-	17,276
Dividend distribution	(56,622,912)	(11,324,582)	-	-	-	-	(11,324,582)
December 31, 2007	$29,751,278	$5,950,255	$-	$-	$32,301,156	$193,808	$6,144,063
Net income (loss)	9,433,346	1,886,669	-	-	68,254	410	1,887,079
Other comprehensive Income	2,187,030	437,406	3,500	728	2,081,065	12,486	450,620
Less: cost of investment in Dongfeng Biological	(284,665)	(56,933)	-	-	-	-	(56,933)
Share capital	-	-	287,540	59,808	-	-	59,808
June 30, 2008	$41,086,989	$8,217,397	$291,040	$60,536	$34,450,474	$206,704	$8,484,637

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Tianshi	Minority
Date	Holdings	Shareholder	Totals

Dividends outstanding, December 31, 2006 Balance	$45,978,854	$238,311	$46,217,165
Dividends declared	45,298,330	11,324,582	56,622,912
Dividends paid	(86,747,565)	(6,676,102)	(93,423,667)
Accumulated Other Comprehensive Income (loss)	3,900,013	15,838	3,915,851
Dividends outstanding, December 31, 2007 Balance	$8,429,632	$4,902,629	$13,332,261
Dividends declared	-	-	-
Dividends paid	-	(5,070,091)	(5,070,091)
Accumulated Other Comprehensive Income (loss)	542,574	167,462	710,036
Dividends outstanding, June 30, 2008 Balance	$8,972,206	$-	$8,972,206

Note 11 – Accumulated other comprehensive income (loss)

		Dongfeng		Life	Tianshi
	Biological	Biological	Tiens Yihai	Resources	Holdings	Total
Balance as of December 31, 2006	$2,109,074	$-	$1,727,692	$-	$1,878,222	$5,714,988
Increase during the year	2,358,134	-	2,007,211	-	3,900,014	8,265,359
Balance as of December 31, 2007, as previously reported	$4,467,207	$-	$3,734,903	$-	$5,778,236	$13,980,346
Add adjustment for the acquisition of Life Resources	-	-	-	1,979,698	-	1,979,698
Balance as of December 31, 2007, restated	$4,467,207	$-	$3,734,903	$1,979,698	$5,778,236	$15,960,044
Increase during the year	1,749,624	2,772	2,068,579	2,772,769	505,884	7,099,628
Balance as of June 30, 2008	$6,216,831	$2,772	$5,803,482	$4,752,467	$6,284,120	$23,059,672

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

Note 12 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	Six months ended June 30,		Three months ended June 30,
Revenue	2008	2007	2008	2007
China	$14,615,711	$12,347,614	$8,509,932	$5,137,313
Russia	6,283,257	3,223,315	4,337,017	2,064,153
Indonesia	3,415,273	2,228,138	1,140,485	479,721
Ukraine	1,660,951	3,347,125	813,522	2,250,192
Other international countries	6,500,076	9,411,079	4,853,491	4,389,103
Total	$32,475,268	$30,557,271	$19,654,447	$14,320,482

Revenue by Product Group:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Wellness products	$29,737,966	$27,807,117	$17,980,913	$13,080,070
Dietary supplement products	2,699,711	2,444,582	1,669,745	1,093,700
Personal care products	37,591	305,572	3,789	146,712
Total	$32,475,268	$30,557,271	$19,654,447	$14,320,482

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

Biological is located in Tianjin Wuqing Development Area, a national new technology development zone and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological was fully exempt from PRC income taxes for two years starting from the year profits were first made, followed by a 7.5% reduced tax rate for the next three years.

Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes expired for Biological and it became subject to income tax at a reduced rate of 7.5%, which expired on January 1, 2008.

Tiens Yihai is located in a Special Industry Zone and is subject to a special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai was fully exempt from PRC income taxes for two years starting from the first year profits were made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai to do business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break. As of June 30, 2008, Tiens Yihai was in the developmental stage of its organization and did not have any operating income.

Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources was fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there is no detailed regulation regarding the implementation of the new EIT, in the first and second quarters of 2008 Biological was required by the local tax authority to prepay income tax at a tax rate of 25%.

According to the new EIT, Life Resources could still be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. However, as there is no detailed regulation regarding the implementation of the new EIT, Life Resources was required by local tax authority to prepay income tax at a tax rate of 25% till its tax exemption qualification was approved by the tax authority. The approval is expected to be issued in August 2008 and the prepaid income tax in Life Resources could be refunded after the approval. The prepaid income tax in Life Resources of $734,772 is treated as deferred income taxes in the consolidated financial statements of the Company.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Provisions for income taxes were all current income tax expenses and for the six months ended June 30, 2008 and 2007, were $3,144,448 and $1,266,405, respectively, and for the three months ended June 30, 2008 and 2007 were $1,664,054 and $555,395, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
Effect of reduced tax rate	-	(25.5)
Total provision for income taxes	25.0%	7.5%

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2008 and 2007 amounted to $891,460 and $4,305,778 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the six months ended June 30, 2008 and 2007 by $0.01 and $0.05, respectively

 Note 14 – Retirement plan

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

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $379,255 and $298,244 for the six months ended June 30, 2008 and 2007, respectively, and $192,885 and $153,380 for the three months ended June 30, 2008 and 2007, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $37,868 and $29,702 for the six months ended June 30, 2008 and 2007, respectively, and $19,492 and $15,315 for the three months ended June 30, 2008 and 2007, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $192,833 and $162,360 for the six months ended June 30, 2008 and 2007, respectively, and $97,723 and $83,551 for the three months ended June 30, 2008 and 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS Of OPERATIONS

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States Dollars. References to “we”, “us”, the “Company” or “Tiens” include Tiens Biotech Group (USA), Inc. and its subsidiaries, except where the context requires otherwise.

FORWARD-LOOKING STATEMENTS

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

On November 10, 2006, Tiens International and the Local Government entered into a supplemental agreement pursuant to which the parties have agreed to the acquisition of land use rights by Tiens Yihai of a reduced 486 mu (80 acres) parcel of land. As of June 30, 2008, land use rights for only 50 of the 80 acres had been received. As a result of the reduction in the number of acres for which we have received land use rights and continued uncertainty relating to the Tiens Yihai project, management made a decision to suspend the development of the project. We are currently reviewing alternative commercial uses for the Tiens Yihai site, as well as the possibility of selling the land use rights to a third party.

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and Tianshi Holdings became the 100% shareholder of Life Resources. Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices totaling approximately 420,000 square meters. We intend to move our headquarters to these new facilities once they are completed.

On May 22, 2008, Biological entered a joint venture contract with Mr. Fulin Zhu to establish Dongfeng Tianshi Biological Development Co., Ltd. (“Dongfeng Biological”). Dongfeng Biological is incorporated in Jilin Province, PRC, and was established to export our products overseas in light of the slow-down and backlog of export clearances arising out of the AQSIQ campaign described in this Quarterly Report. Biological invested RMB 1,980,000 (or US $288,130) in Dongfeng Biological and owns 99% of Dongfeng Biological and Mr. Fulin Zhu owns the remaining 1%. Mr. Fulin Zhu, a resident of Jilin Province, is not a related party. As of June 30, 2008, Dongfeng Biological had not conducted any operations. The Company is evaluating whether to use Dongfeng Biological in the future to address the export restrictions.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2007

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer. As Tianshi Holdings and Life Resources were under common control by Jinyuan Li before the combination, the combination was treated for accounting purposes as a pooling of interests. The balance sheet of the Company at December 31, 2007 and comparative interim financial statements for the corresponding periods of the preceding fiscal year were adjusted as if Life Resources had been combined with the Company before January 1, 2007.

	Three months ended June 30,			Six months ended June 30,
	2008	2007		2008	2007
	(Unaudited)	As Adjusted	Change	(Unaudited)	As Adjusted	Change
Income Statement Data

REVENUE - RELATED PARTIES	$19,654,447	$14,320,482	37.2%	$32,475,268	$30,557,271	6.3%

COST OF SALES - RELATED PARTIES	6,203,705	4,454,594	39.3%	10,243,765	8,890,193	15.2%

GROSS PROFIT	13,450,742	9,865,888	36.3%	22,231,503	21,667,078	2.6%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,088,597	3,388,675	50.2%	8,335,796	6,653,582	25.3%

INCOME FROM OPERATIONS	8,362,145	6,477,213	29.1%	13,895,707	15,013,496	-7.4%

OTHER (EXPENSE) INCOME, NET	(1,057,848)	437,935	-	(613,677)	888,147	-

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	7,304,297	6,915,148	5.6%	13,282,030	15,901,643	-16.5%

PROVISION FOR INCOME TAXES	1,664,054	555,395	199.6%	3,144,448	1,266,405	148.3%

INCOME BEFORE MINORITY INTEREST	5,640,243	6,359,753	-11.3%	10,137,582	14,635,238	-30.7%

MINORITY INTEREST	998,642	1,369,361	-27.1%	1,887,079	3,122,579	-39.6%

NET INCOME	4,641,601	4,990,392	-7.0%	8,250,503	11,512,659	-28.3%

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,675,768	2,383,905	12.2%	7,099,628	3,773,257	88.2%

COMPREHENSIVE INCOME	$7,317,369	$7,374,297	-0.8%	$15,350,131	$15,285,916	0.4%

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586		71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.07	$0.07		$0.12	$0.16

Revenue. For the second quarter of 2008, revenue was $19.7 million, an increase of 37.2% compared to $14.3 million for the same period in 2007. For the six months ended June 30, 2008, revenue was $32.5 million, an increase of 6.3% compared to $30.6 million for the same period in 2007. The breakdown of revenue between Chinese and international sales is as follows.

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
China	$8,509,932	$5,137,313	65.6%	$14,615,711	$12,347,614	18.4%
International	$11,144,515	$9,183,169	21.4%	$17,859,557	$18,209,657	-1.9%
Total	$19,654,447	$14,320,482	37.2%	$32,475,268	$30,557,271	6.3%

For the second quarter of 2008, revenue in China was $8.5 million, an increase of 65.6% compared to $5.1 million for the same period in 2007. This increase was due to increased marketing efforts in China and to the increase in the value of the renminbi against the dollar. For the six months ended June 30, 2008, revenue in China was $14.6 million, an 18.4% increase compared to $12.3 million for the same period in 2007. The growth in revenue during the second quarter was offset by a 15% decrease in revenue in China during the first quarter of 2008. During the first quarter of 2008, we believe that sales in China were negatively impacted by continued uncertainty in China regarding the impact of direct selling regulations and uncertainty regarding the timing of the direct selling license application process and approval.

For the second quarter of 2008, international revenue was $11.1 million, an increase of 21.4% compared to $9.2 million for the same period in 2007. In August 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve "100 percents". For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and, from August 2007 through the first quarter of 2008, we experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. Beginning in the second quarter of 2008, these export restrictions were reduced for exports to countries in Africa and Asia, but remained in place for exports to countries in Europe and the Americas. To facilitate the export of our product in the future, in May 2008 we established a new subsidiary, Dongfeng Biological in Liaoyuan, Jilin Province. To date, Dongfeng Biological has not yet conducted any operations.

For the six months ended June 30, 2008, international revenue was $17.9 million, a decrease of 1.9% compared to $18.2 million for the same period in 2007. This decrease reflects the impact of the export restrictions, which were introduced in third quarter of 2007, on the first quarter of 2008, offset by the increase in international revenue in the second quarter of 2008 due to a reduction on the export restrictions in that period.

Cost of Sales. Cost of sales for the second quarter of 2008 increased to $6.2 million, or by 39.3%, compared to $4.5 million for the same period in 2007. This increase was in line with the increase in revenue for the period and was due to both the increase in sales and the increase in the value of the renminbi against the dollar. For the six months ended June 30, 2008, cost of sales was $10.2 million, an increase of 15.2% compared to $8.9 million for the same period in 2007. Cost of sales for the period increased at a greater rate than revenue primarily due to increases in the costs of raw materials.

Gross Profit. Gross profit for the second quarter of 2008 was $13.5 million, an increase of 36.3% compared to $9.9 million for the same period in 2007. For the six months ended June 30, 2008, gross profit was $22.2 million, an increase of 2.6% compared to the same period in 2007. The gross profit margin for the second quarter of 2008 was 68.4%, compared to 68.9% for the same period in 2007. For the six months ended June 30, 2008, the gross profit margin was 68.5% compared to 70.9% for the same period in 2007. This decrease reflects the increase in the cost of our raw materials while the price at which we sell our products has remained constant.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.1 million for the second quarter of 2008, an increase of 50.2% compared to $3.4 million for the same period in 2007. The selling and administrative expenses as a percentage of sales was 25% for the second quarter of 2008 compared to 23.7% for the same period in 2007. For the six months ended June 30, 2008, selling, general and administrative expenses were $8.3 million, an increase of 25.3% compared to $6.7 million in the same period in 2007. For the six months ended June 30, 2008, selling, general and administrative expenses as a percentage of sales was 25.7%, compared to 21.8% for the same period in 2007. This increase was primarily due to an increase in salary and insurance expenses, advertising, research and development expenses, general administration expenses relating to the construction of the Life Resources project, and the appreciation of the renminbi.

Other income (expense), net. Other income (expense), net was $1.1 million of expense for the second quarter of 2008, compared to $0.4 million of income for the same period in 2007. The difference was primarily due to a $1.2 million donation we made in June 2008 towards the Sichuan earthquake relief efforts. For the six months ended June 30, 2008, other income (expense), net was $0.6 of expense compared to $0.9 million income for the same period in 2007. The difference was primarily due to interest earned on a RMB200 million (or approximately $29.4 million) loan which we made to Engineering and which was paid off in December 2007.

Provision for income taxes. Provision for income taxes was $1.7 million for the second quarter of 2008 compared to $0.6 million for the same period in 2007. For the six months ended June 30, 2008, provision for income taxes was $3.1 million compared to $1.3 million for the same period in 2007. From January 1, 2005 through December 31, 2007, Biological was subject to income tax at a reduced rate of 7.5%. Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the previous laws for Foreign Invested Enterprises (“FIEs”). A new standard EIT rate of 25% will apply to FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there are not yet any detailed regulations regarding the implementation of the new EIT and in the first and second quarters of 2008, Biological was required by the local tax authority to prepay income tax at a tax rate of 25%.

Net income. As a result of the foregoing factors, and primarily the increase in general administration expenses relating to the construction of the Life Resources project, the increase in income tax rate, and the donation we made towards the Sichuan earthquake relief efforts, net income for the second quarter of 2008 was $4.6 million, a decrease of 7.0% compared to $5.0 million for the same period in 2007. For the six months ended June 30, 2008, net income was $8.3 million, a decrease of 28.3% compared to the same period in 2007.

Other comprehensive income. Other comprehensive income increased to $2.7 million for the second quarter of 2008, compared to $2.4 million for the same period in 2007. Other comprehensive income represents foreign currency translation adjustments for the year. Accumulated other comprehensive income was recorded in Biological, Tiens Yihai and Life Resources due to balance sheet translations. Accumulated other comprehensive income was recorded in Tianshi Holdings due to the effect of foreign exchange rate on dividend receivables from Biological. The amounts shown in the Income Statement are net of minority interests. The sharp increase in other comprehensive income was due to the increase in the value of the renminbi against the dollar from RMB7.71 to $1 at June 30, 2007 to RMB6.87 to $1 at June 30, 2008. For the six months ended June 30, 2008, other comprehensive income was $7.1 million, compared to $3.8 million for the same period in 2007.

 Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $9.9 million for the same period of 2007. The decrease reflects a decrease in net income of $3.3 million in the two comparable periods. In addition, accounts receivable-related parties increased by $8.9 million to $23.2 million as of June 30, 2008 from $14.3 million as of December 31, 2007. This increase was primarily due to the increase in revenue during the second quarter of 2008. Other receivable-related parties decreased to $11.8 million as of June 30, 2008 from $13.9 million as of December 31, 2007.

As of June 30, 2008, we had positive working capital of $57.8 million. Cash was $47.7 million as of June 30, 2008, compared to $54.1 million as of December 31, 2007.

Net cash used in investing activities decreased by $9.0 million for the six months ended June 30, 2008 compared to the same period of 2007. Net cash provided by financing activities was $1.3 million for the six months ended June 30, compared to $10.5 million for the same period of 2007. During the first six months of 2008, we received a loan from Tianshi Investment in the amount of $6.9 million relating to Life Resources. During the same period in 2007, a capital contribution of $18.0 million was provided to Life Resources by Tianshi Investment, its parent company at that time.

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

We estimate that the completion of the Life Resources project will require approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources and $12 million spent on the project in the first six months of 2008. We intend to construct the facilities in phases over several years, based on available cash and capacity needs. Depending on the rate of construction and our cash flow, it is likely that we will require additional financing in the future to complete the long-term funding requirements of that project. However, we anticipate that our current operating activities will enable us to meet our anticipated cash requirements, including the Life Resources project, for the next twelve months.

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

Revenue recognition.

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products was recognized at FOB Tianjin shipping point. Revenue from finished products was recognized only when the related party Chinese distributors recognize sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of value added taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of value added taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, no allowance for estimated returns has been recorded as of June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have a material impact on the Company’s consolidated financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market all of our products through various domestic and international business entities that are related to us through common ownership. As a result, all of our consolidated sales are to related parties.

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

	June 30, 2008	December 31, 2007
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $109,415 and $71,700 as of June 30, 2008 and December 31, 2007, respectively	$23,176,490	$14,268,229
Other receivables - related parties	$11,844,719	$13,887,138
Advances from customers - related parties	$2,493,135	$1,700,838
Other payables - related parties	$7,437,449	$7,938,205
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt - related party	$3,202,742	$4,267,742

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Tianshi Engineering	$8,509,932	$5,137,313	$14,615,711	$12,347,614
Overseas Related Companies	11,144,515	9,183,169	17,859,557	18,209,657
Total	$19,654,447	$14,320,482	$32,475,268	$30,557,271

Accounts Receivable, Trade - Related Parties

The details of accounts receivables, trade-related parties are as follows:

	June 30, 2008	December 31, 2007
Tianshi Engineering	$4,945,115	$2,062,333
Overseas Related Companies	18,340,790	12,277,596
Allowance for Doubtful Accounts	(109,415)	(71,700)
Total	$23,176,490	$14,268,229

Accounts receivables-related parties increased from December 31, 2007 as a result of the increase in revenue, which was greatest in the second quarter of 2008.

Other Receivables - Related Parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	June 30, 2008	December 31, 2007
Tianshi Engineering	$10,973,059	$9,460,811
Tianshi Group	838,605	2,347,489
Tianjin Xingda Travel Co., Ltd	15,718	1,939
Beijing Xingda Travel Co., Ltd	7,925	5,959
Tianshi Pharmaceuticals	3,207	5,065
Shanghai Tianshi Jinquan Investment Co.	3,083	874
Shengshi Real Estate Development	2,047	2,238
Shanghai Gujia	1,075	-
Xiongshi Construction	-	2,062,763
Total	$11,844,719	$13,887,138

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

We and Tianshi Group used common meters at our headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties. In addition, during 2006 we were owed other receivables-related parties in the amount of RMB 7,560,000 ($1,033,603) from Tianjin Juchao Commercial and Trading Co., Ltd (“Juchao”), a related party owned by Jinyuan Li. On March 31, 2006, Juchao declared termination of its operations, and all of its rights and liabilities were transferred to Tianshi Group. This amount was also included in other receivables - related parties as of December 31, 2007.

Advances from Customers - Related Parties

Advances from related party customers were $2.5 million and $1.7 million as of June 30, 2008 and December 31, 2007, respectively. These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	June 30, 2008	December 31, 2007
Tianshi Investment	$6,708,852	$7,490,136
Tianshi Group	526,181	-
Tianshi Germany Co., Ltd	118,043	109,233
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Administrative Committee of Industrial Park	14	13
Tianshi Pharmaceuticals	-	9,308
Tianshi Shanghai Co., Ltd	-	176
Tianshi Engineering	-	244,980
Total	$7,437,449	$7,938,205

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

On December 21, 2007, the Company, Tianshi Investment and Life Resources entered a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. The Company agreed to repay the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and the Company repaid $7.5 million to Tianshi Investment on March 18, 2008 by canceling $7.5 million of accounts receivable owed to it by Tianshi Engineering.

On January 21, 2008, Life Resources and Tianshi Investment entered into a loan agreement pursuant to which Tianshi Investment provided a loan to Life Resources for $6.5 million without interest. The loan was due on June 30, 2008. On June 30, 2008, the parties agreed to extend the loan until December 31, 2008. Life Resources used the loan to increase its registered share capital.

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

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological, for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and on October 17, 2007 for the 2008 fiscal year. Rent revenue from these leases amounted to $160,929 and $187,275 for the six months ended June 30, 2008 and 2007, respectively.

Other Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease provides for an annual rent equal to 1% of our total gross revenues. The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. The term of the lease was for five years and expired on December 31, 2007. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. We entered into a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms. The total amount paid on this lease for six months ended June 30, 2008 and 2007 was $399,632 and $319,832, respectively.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. As of June 30, 2008, the exchange rate was $1 = RMB 6.87 compared to $1 = RMB 7.31 as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and from August 2007 through the first quarter of 2008, we experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. Beginning in the second quarter of 2008, these export restrictions were reduced for exports to countries in Africa and Asia, but remained in place for exports to countries in Europe and the Americas. To facilitate the export of our products, in May 2008 we established a new subsidiary, Dongfeng Biological, in Liaoyuan, Jilin Province. To date, Dongfeng Biological has not conducted any operations. The Company is evaluating whether to use Dongfeng Biological in the future to address the export restrictions.

We believe that these restrictions have resulted in some of our international affiliates not being able to purchase sufficient quantities of our products to meet their demand, resulting in a loss of sales. Continued delays in the export clearance for our products may continue to result in us not being able to meet the demand for our products from our international affiliates and future loss of sales. Currently we are not able to provide an estimate as to the timing for the clearance of our products for export.

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

10.1
Agreement dated April 9, 2008 by and between Tianshi International Holdings Group Limited, Tianshi International Investment Group Co., Ltd., Tianjin Tianshi Biological Development Co., Ltd, and Tianjin Tianshi Biological Engineering Co., Ltd.

10.2	Loan Agreement Amendment dated June 30, 2008 by and between Tianshi International Investment Group Co., Ltd. and Tianjin Tiens Life Resources Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2008

/s/ Wenjun Jiao

Wenjun Jiao
Chief Financial Officer
(Principal Accounting Officer)