Form 10-Q
period 2008-09-30
TIENS BIOTECH GROUP USA INC
filed 2008-11-14
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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
Yes ☐ No ☒

There were 71,333,586 shares of the Company’s common stock outstanding on November 10, 2008.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	As Adjusted (Note 3)
ASSETS

CURRENT ASSETS:
Cash	$41,667,163	$54,081,848
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $168,305 and $71,700
as of September 30, 2008 and December 31, 2007, respectively	33,492,698	14,268,229
Accounts receivable, trade - third parties	-	104,398
Inventories	7,565,126	5,949,963
Other receivables	465,221	1,068,343
Other receivables - related parties	10,852,795	13,887,138
Employee advances	423,239	65,901
Prepaid expenses	308,614	623,638
Prepaid income taxes	728,993	-
Total current assets	95,503,849	90,049,458

PROPERTY, PLANT AND EQUIPMENT, net	15,617,886	16,071,900

OTHER ASSETS:
Construction in progress	61,421,955	39,792,774
Construction deposits	3,950,031	1,089,216
Intangible assets, net	15,820,797	9,246,879
Other assets	5,332,266	5,301,847
Total other assets	86,525,049	55,430,716

Total assets	$197,646,784	$161,552,074

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,507,216	$4,070,906
Advances from customers - related parties	3,074,501	1,700,838
Wages and benefits payable	938,879	1,250,685
Other taxes payable	-	536,819
Income taxes payable	138,841	665,726
Contractor deposits	236,165	595,128
Contractor payables	7,606,111	7,820,285
Other payables	1,223,681	1,133,539
Other payables - related parties	7,582,403	7,938,205
Dividend payable to minority interest	-	4,902,629
Current portion of long term debt, related party	2,130,000	2,130,000
Total current liabilities	30,437,797	32,744,760

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	3,202,742	4,267,742
Other payables-non current	574,184	538,130
Deferred income	11,207,307	4,895,049
Total non current liabilities	14,984,233	9,700,921

Total liabilities	45,422,030	42,445,681

MINORITY INTEREST	8,576,670	6,144,063

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	8,842,009	8,842,009
Statutory reserves	9,420,783	9,420,783
Retained earnings	101,447,251	78,668,160
Accumulated other comprehensive income	23,866,707	15,960,044
Total shareholders' equity	143,648,084	112,962,330
Total liabilities and shareholders' equity	$197,646,784	$161,552,074

The accompanying notes are an intergral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
		2007		2007
	2008	As Adjusted (Note 3)	2008	As Adjusted (Note 3)
REVENUE - RELATED PARTIES	$26,195,853	$11,027,478	$58,671,121	$41,584,749

COST OF SALES - RELATED PARTIES	6,606,502	3,089,791	16,850,267	11,979,984

GROSS PROFIT	19,589,351	7,937,687	41,820,854	29,604,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,562,946	3,851,249	12,898,742	10,504,831

INCOME FROM OPERATIONS	15,026,405	4,086,438	28,922,112	19,099,934

(Interest expense)	(67,207)	(94,125)	(199,869)	(305,698)
Interest income	227,326	608,921	733,175	1,826,104
Other (expense) income, net	(412,620)	(362,782)	(1,399,484)	(480,245)
OTHER (EXPENSE) INCOME, NET	(252,501)	152,014	(866,178)	1,040,161

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	14,773,904	4,238,451	28,055,934	20,140,095

PROVISION FOR INCOME TAXES	152,990	344,248	3,297,438	1,610,653

INCOME BEFORE MINORITY INTEREST	14,620,914	3,894,203	24,758,496	18,529,442

MINORITY INTEREST	92,326	848,212	1,979,405	3,970,791

NET INCOME	14,528,588	3,045,991	22,779,091	14,558,651

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	807,035	1,927,502	7,906,663	5,700,759

COMPREHENSIVE INCOME	$15,335,623	$4,973,493	$30,685,754	$20,259,410

EARNINGS PER SHARE, BASIC AND DILUTED	$0.20	$0.04	$0.32	$0.20

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586	71,333,586	71,333,586

The accompanying notes are an intergral part of these consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated
							other
	Number	Common	Paid-in	Additional	Statutory	Retained	comprehensive
	of shares	stock	capital	paid-in-capital	reserves	earnings	income (loss)	Totals
BALANCE, December 31, 2006	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$95,371,137	$5,714,988	119,420,251

Net Income						11,621,218		11,621,218
Foreign currency translation gain							3,337,343	3,337,343

BALANCE, June 30, 2007, unaudited	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$106,992,355	$9,052,331	$134,378,812

Net Income						6,972,423		6,972,423
Foreign currency translation gain							4,928,015	4,928,015
Additional paid-in-capital				69,105				69,105

BALANCE, December 31, 2007, as previously reported	71,333,586	$71,334	$8,842,009	$69,105	$9,420,783	$113,964,778	$13,980,346	$146,348,355

Add adjustment for the acquisition of Life Resource				(69,105)		(35,296,618)	1,979,698	(33,386,025)

BALANCE, December 31, 2007, as adjusted (Note 3)	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$78,668,160	$15,960,044	$112,962,330

Net Income						22,779,091		22,779,091
Foreign currency translation gain							7,906,663	7,906,663

BALANCE, September 30, 2008, unaudited	71,333,586	$71,334	$8,842,009	$-	$9,420,783	$101,447,251	$23,866,707	$143,648,084

The accompanying notes are an intergral part of these consolidated financail statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Nine months ended September 30
		2007
	2008	As Adjusted (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,779,091	$14,558,651
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Provision for doubtful accounts	89,913	(11,320)
Minority interest	1,979,405	3,970,791
Depreciation	2,063,597	2,218,230
Amortization	226,559	218,677
Interest expense (income)	(138,328)	62,182
(Gain) loss on sale of assets	(8,644)	(3,341)
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(25,058,774)	(1,558,640)
Accounts receivable, trade - third parties	109,101	-
Other receivables	639,999	2,050,878
Other receivables - related parties	452,044	(10,924,763)
Inventories	(1,090,429)	1,436,897
Employee advances	(345,666)	51,326
Prepaid expense	347,689	909,621
Increase (decrease) in liabilities:
Accounts payable	3,098,509	(1,278,408)
Advances from customers - related parties	1,233,804	(62,960)
Wages and benefits payable	(381,633)	(233,645)
Other taxes payable	(1,834,741)	(346,126)
Other payables	(86,004)	109,016
Other payables - related parties	282,945	(278,926)
Net cash provided by (used in) operating activities	4,358,437	10,888,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (loans to) related parties	2,155,702	(2,865,778)
Collections from (loans to) local government	454,941	(9,778)
Acquisition of intangible assets	(6,037,069)	(317,238)
Construction deposits	(3,363,647)	-
Contractor deposits	(390,634)	64,189
Addition to construction in progress	(18,573,180)	(17,431,705)
Proceeds from sale of equipment	61,797	196
Purchase of equipment and automobiles	(574,822)	(4,742,096)
Net cash used in investing activies	(26,266,912)	(25,302,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	6,578,584	(846,820)
Payments on long term debt, related party	(1,065,000)	-
Increase in legal capital	-	20,999,900
Increase in deferred income	5,861,232	-
Payments to minority interest shareholder	(5,123,520)	(6,676,102)
Net cash provided by (used in) financing activities	6,251,296	13,476,978

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,242,494	1,822,813

INCREASE (DECREASE) IN CASH	(12,414,685)	885,721

CASH, beginning of period	54,081,848	55,214,540

CASH, end of period	$41,667,163	$56,100,261

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$132,662	$211,441
Income taxes	$3,857,173	$1,885,052

The accompanying notes are an intergral part of these consolidated financail statements.

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

As of September 30, 2008, the Company is owned 4.91% by public stockholders and 95.09% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited ("Tianshi Holdings"). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), 99.4% of Tiens Yihai Co., Ltd. ("Tiens Yihai") and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”).

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

On May 22, 2008, Biological and Mr. Fulin Zhu established a Chinese company, Dongfeng Tianshi Biological Development Co., Ltd. (“Dongfeng Biological”) with the intention of using the subsidiary to export the Company’s roducts overseas. Due to an easing of export restrictions by the Chinese government in the third quarter of 2008, the Company no longer required Dongfeng Biological and dissolved it on August 15, 2008. Dongfeng Biological did not conduct any operations.

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with generally accepted accounting principles in the United States. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

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

As Tianshi Holdings and Life Resources were under common control before the combination was consummated, the combination of Life Resources was treated for accounting purposes in a manner similar to a pooling of interests. The balance sheet of the Company at December 31, 2007 and comparative interim financial statements for the corresponding periods of the preceding fiscal year were adjusted as if Life Resources had been combined with the Company before January 1, 2007.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. Biological, Tiens Yihai and Life Resources' financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Translation adjustments resulting from this process are included in other comprehensive income in the statement of income and other comprehensive income.

Translation adjustments amounted to $7,906,663 and $5,700,759 for the nine months ended September 30, 2008 and 2007, respectively, and $807,035 and $1,927,502 for the three months ended September 30, 2008 and 2007, respectively. Asset and liability accounts at September 30, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. Equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2008 and 2007 were 7.00 RMB and 7.68 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 2008 and December 31, 2007, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2008		December 31, 2007
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$(5,332,742)	$(5,427,010)	$(6,397,742)	$(6,443,795)

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has a general allowance for doubtful debt of 0.5% of the year end balance of accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At September 30, 2008 and December 31, 2007, receivables outstanding more than 180 days totaled $1,617,538 and $2,937,718, respectively. The Company believes that the 0.5% general allowance for doubtful accounts is adequate. The following table represents the changes in the allowance for doubtful accounts:

	Balance at Beginning of Period	Provision for Doubtful Accounts	Recovery	Balance at End of Period
Period ended September 30, 2008
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$71,700	$168,305	$71,700	$168,305

Period ended December 31, 2007
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$86,776	$71,700	$86,776	$71,700

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually for determining whether provisions should be provided. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses amounted to $930,479 and $872,053 at September 30, 2008 and December 31, 2007, respectively.

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets

Intangible assets mainly consist of land use rights. All land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants "land use rights" for a specified period of time. The Company amortizes its land use rights according to the actual useful life of 50 years. Other intangible assets include patents and trademarks and are amortized over their estimated useful life ranging from five to ten years. On August 25, 2008, Life Resources entered a definitive agreement with the Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau (the “Tianjin Government”) and Tianjin Tiens Life Science Co., Ltd (“Life Science”) pursuant to which Life Resources and Life Science will pay the Tianjin Government in connection with changes to the zoning on several parcels of land on which they respectively have land use rights from “industrial” to “educational.” On August 28, 2008 and August 29, 2008, Life Resources paid a total of RMB 42,252,723 (or US$ 6,163,827) in connection with the zoning changes to its parcels.

Other assets

Other assets mainly consist of a deposit and a related loan made to a local government agency for the acquisition of land use rights in Shanghai. Originally, the deposit related to the proposed acquisition of land use rights for 263 acres of land by Tiens Yihai. However, on November 10, 2006, Tiens International and the local government entered a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai of a reduced 80 acres parcel of land. As of September 30, 2008, land use rights for only 50 of the 80 acres had been received.

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to purchase of land use rights at an amount of RMB 35,803,461 (or US $4,895,049). On August 28, 2008, Life Resources paid RMB 41,022,061 (or US $5,984,298) for the zoning changes to one parcel of land on which the land use rights was changed from “industrial” to “educational”. On September 12, 2008, the Company received the same amount of government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Minority interest

Minority interest represents the outside shareholder’s 20% ownership of Biological and 0.6% ownership of Tiens Yihai. The net income shown in Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Cash Flows is net of minority interest.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue recognition

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Life Resources sells semi-finished products, and Biological sells finished products. Revenue from the sale of semi-finished products is recognized at FOB Tianjin shipping point. Revenue from the sale of finished products is recognized only when the related party Chinese distributors recognize sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (non-Chinese) to both affiliated and unaffiliated third parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, no allowance for estimated returns has been recorded as of September 30, 2008 and December 31, 2007.

Advertising Costs

The Company sells all of its products to related parties and these related parties are primarily responsible for marketing. Advertising costs of the Company for the nine months ended September 30, 2008 and 2007 amounted to $215,717 and $567, respectively, and for the three months ended September 30, 2008 and 2007 amounted to $2,249 and $19, respectively, and were expensed as incurred.

Shipping and Handling

Shipping and handling costs totaled $527,401 and $852,334 for the nine months ended September 30, 2008 and 2007, respectively, and $304,764 and $523,789 for the three months ended September 30, 2008 and 2007, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue and the related shipping and handling costs were included in selling, general and administrative expenses.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Research and Development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development costs of $1,199,344 and $524,621 for the nine months ended September 30, 2008 and 2007, respectively, and $585,682 and $173,008 for the three months ended September 30, 2008 and 2007, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

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

The Company has not been subjected to income tax examinations by taxing authorities for the nine months ended September 30, 2008 and the year ended December 31, 2007. During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at September 30, 2008 and December 31, 2007, respectively.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for each of the three months and nine months ended September 30, 2008 and 2007.

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

Note 3 – Acquisition of Life Resources

On December 20, 2007, Tianshi Holdings entered a Sale and Purchase Agreement with Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer. As Tianshi Holdings and Life Resources were under common control by Jinyuan Li before the combination, the combination was treated for accounting purposes as a pooling of interests. The balance sheet of the Company at December 31, 2007 and comparative interim financial statements for the corresponding periods of the preceding fiscal year were adjusted as if Life Resources had been combined before January 1, 2007. The following are unaudited statements of income and other comprehensive income of Life Resources for each of the three months and nine months ended September 30, 2008 and 2007. Since part of the sales by Life Resources were to the Biological, the amounts in the statements of income of Life Resource are not the same as amounts shown as the “Effect of Change” presented in the following comparative interim financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE - RELATED PARTIES	$21,291,034	$-	$26,921,719	$-

COST OF SALES - RELATED PARTIES	4,489,217	-	5,794,085	-

GROSS PROFIT	16,801,817	-	21,127,634	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	441,273	49,335	1,180,034	151,434

INCOME (LOSS) FROM OPERATIONS	16,360,544	(49,335)	19,947,600	(151,434)

Interest income	10,320	5,835	60,878	15,065
Other (expense) income	(1,539)	(3,504)	(73,312)	(19,194)
OTHER (EXPENSE) INCOME, NET	8,781	2,331	(12,434)	(4,129)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	16,369,325	(47,004)	19,935,166	(155,563)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	16,369,325	(47,004)	19,935,166	(155,563)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(1,306,343)	334,358	3,446,124	770,272

COMPREHENSIVE INCOME	$15,062,982	$287,354	$23,381,290	$614,709

The following financial statement line items for each of the three months and nine months ended September 30, 2008 and 2007 were affected by the combination of Life Resources:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income statement (Unaudited)

	For three months ended September 30, 2008			For three months ended September 30, 2007
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
REVENUE - RELATED PARTIES	$14,140,874	$26,195,853	$12,054,979	$11,027,478	$11,027,478	$-

COST OF SALES - RELATED PARTIES	9,337,280	6,606,502	(2,730,778)	3,089,791	3,089,791	-

GROSS PROFIT	4,803,594	19,589,351	14,785,757	7,937,687	7,937,687	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,156,862	4,562,946	406,084	3,801,914	3,851,249	49,335

INCOME FROM OPERATIONS	646,732	15,026,405	14,379,673	4,135,773	4,086,438	(49,335)

OTHER (EXPENSE) INCOME, NET	(261,282)	(252,501)	8,781	149,683	152,014	2,331

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	385,450	14,773,904	14,388,454	4,285,455	4,238,451	(47,004)

PROVISION FOR INCOME TAXES	152,984	152,990	6	344,248	344,248	-

INCOME BEFORE MINORITY INTEREST	232,466	14,620,914	14,388,448	3,941,207	3,894,203	(47,004)

MINORITY INTEREST	92,322	92,326	4	848,212	848,212	-

NET INCOME	140,144	14,528,588	14,388,444	3,092,995	3,045,991	(47,004)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	134,028	807,035	673,007	1,593,144	1,927,502	334,358

COMPREHENSIVE INCOME	$274,172	$15,335,623	$15,061,451	$4,686,139	$4,973,493	$287,354

EARNINGS PER SHARE, BASIC AND DILUTED	$0.00	$0.20	$0.20	$0.04	$0.04	$-

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586		71,333,586	71,333,586

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For nine months ended September 30, 2008			For nine months ended September 30, 2007
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
REVENUE - RELATED PARTIES	$44,814,450	$58,671,121	$13,856,671	$41,584,749	$41,584,749	$-

COST OF SALES - RELATED PARTIES	19,139,628	16,850,267	(2,289,361)	11,979,984	11,979,984	-

GROSS PROFIT	25,674,822	41,820,854	16,146,032	29,604,765	29,604,765	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,781,983	12,898,742	1,116,759	10,353,397	10,504,831	151,434

INCOME FROM OPERATIONS	13,892,839	28,922,112	15,029,273	19,251,368	19,099,934	(151,434)

OTHER (EXPENSE) INCOME, NET	(853,744)	(866,178)	(12,434)	1,044,290	1,040,161	(4,129)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	13,039,095	28,055,934	15,016,839	20,295,658	20,140,095	(155,563)

PROVISION FOR INCOME TAXES	3,297,432	3,297,438	6	1,610,653	1,610,653	-

INCOME BEFORE MINORITY INTEREST	9,741,663	24,758,496	15,016,833	18,685,005	18,529,442	(155,563)

MINORITY INTEREST	1,979,401	1,979,405	4	3,970,791	3,970,791	-

NET INCOME	7,762,262	22,779,091	15,016,829	14,714,214	14,558,651	(155,563)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	4,460,607	7,906,663	3,446,056	4,930,487	5,700,759	770,272

COMPREHENSIVE INCOME	$12,222,869	$30,685,754	$18,462,885	$19,644,701	$20,259,410	$614,709

EARNINGS PER SHARE, BASIC AND DILUTED	$0.11	$0.32	$0.21	$0.21	$0.20	$-0.01

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586		71,333,586	71,333,586

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance sheet (Unaudited)
September 30, 2008

	September 30, 2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change

ASSETS

CURRENT ASSETS:
Cash	$33,467,254	$41,667,163	$8,199,909
Accounts receivable, trade - related parties, net	24,611,293	33,492,698	8,881,405
Inventories	8,834,626	7,565,126	(1,269,500)
Other receivables	235,116	465,221	230,105
Other receivables - related parties	15,436,835	10,852,795	(4,584,040)
Employee advances	173,087	423,239	250,152
Prepaid expenses	308,614	308,614	-
Prepaid income taxes	935,361	728,993	(206,368)
Total current assets	84,002,186	95,503,849	11,501,663

PROPERTY, PLANT AND EQUIPMENT, net	15,249,229	15,617,886	368,657

OTHER ASSETS:
Construction in progress	2,688,441	61,421,955	58,733,514
Construction deposits	-	3,950,031	3,950,031
Intangible assets, net	2,718,127	15,820,797	13,102,670
Other assets	5,332,266	5,332,266	-
Acquisition deposit	84,247,182	-	(84,247,182)
Total other assets	94,986,016	86,525,049	(8,460,967)

Total assets	$194,237,431	$197,646,784	$3,409,353

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,230,310	$7,507,216	$4,276,906
Accounts payable-related parties	5,125,241	-	(5,125,241)
Advances from customers - related parties	3,074,501	3,074,501	-
Wages and benefits payable	912,886	938,879	25,993
Income taxes payable	138,835	138,841	6
Contractor deposits	-	236,165	236,165
Contractor payables	-	7,606,111	7,606,111
Other payables	1,222,014	1,223,681	1,667
Other payables - related parties	7,478,828	7,582,403	103,575
Dividend payable to minority interest	-	-	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Total current liabilities	23,312,615	30,437,797	7,125,182

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	3,202,742	3,202,742	-
Other payables-non current	574,184	574,184	-
Deferred income	-	11,207,307	11,207,307
Total non current liabilities	3,776,926	14,984,233	11,207,307

Total liabilities	27,089,541	45,422,030	18,332,489

MINORITY INTEREST	8,576,666	8,576,670	4

SHAREHOLDERS' EQUITY:
Common stock	71,334	71,334	-
Paid-in-capital	8,842,009	8,842,009	-
Additional paid-in-capital	69,105	-	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	121,727,040	101,447,251	(20,279,789)
Accumulated other comprehensive income	18,440,953	23,866,707	5,425,754
Total shareholders' equity	158,571,224	143,648,084	(14,923,140)
Total liabilities and shareholders' equity	$194,237,431	$197,646,784	$3,409,353

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2007
	December 31, 2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
ASSETS

CURRENT ASSETS:
Cash	$48,678,945	$54,081,848	$5,402,903
Accounts receivable, trade - related parties, net	14,268,229	14,268,229	-
Accounts receivable, trade - third parties	104,398	104,398	-
Inventories	5,949,963	5,949,963	-
Other receivables	892,489	1,068,343	175,854
Other receivables - related parties	13,070,907	13,887,138	816,231
Employee advances	64,336	65,901	1,565
Prepaid expenses	623,638	623,638	-
Total current assets	83,652,905	90,049,458	6,396,553

PROPERTY, PLANT AND EQUIPMENT, net	16,034,812	16,071,900	37,088

OTHER ASSETS:
Construction in progress	2,287,807	39,792,774	37,504,967
Construction deposits	-	1,089,216	1,089,216
Intangible assets, net	2,603,084	9,246,879	6,643,795
Long-term prepaid expenses	5,301,847	5,301,847	-
Acquisition deposit	71,747,182	-	(71,747,182)
Total other assets	81,939,920	55,430,716	(26,509,204)

Total assets	$181,627,637	$161,552,074	$(20,075,563)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,070,906	$4,070,906	$-
Advances from customers - related parties	1,700,838	1,700,838	-
Wages and benefits payable	1,250,685	1,250,685	-
Other taxes payable	536,819	536,819	-
Income taxes payable	665,726	665,726	-
Contractor deposits	-	595,128	595,128
Contractor payable	-	7,820,285	7,820,285
Other payables	1,133,539	1,133,539	-
Other payables - related parties	7,938,205	7,938,205	-
Dividend payable to minority interest	4,902,629	4,902,629	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Total current liabilities	24,329,347	32,744,760	8,415,413

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	4,267,742	4,267,742	-
Other payables-non current	538,130	538,130	-
Deferred income	-	4,895,049	4,895,049
Total non current liabilities	4,805,872	9,700,921	4,895,049

Total liabilities	29,135,219	42,445,681	13,310,462

MINORITY INTEREST	6,144,063	6,144,063	-

SHAREHOLDERS' EQUITY:
Common stock	71,334	71,334	-
Paid-in-capital	8,842,009	8,842,009	-
Additional paid-in-capital	69,105	-	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	113,964,778	78,668,160	(35,296,618)
Accumulated other comprehensive income	13,980,346	15,960,044	1,979,698
Total shareholders' equity	146,348,355	112,962,330	(33,386,025)
Total liabilities and shareholders' equity	$181,627,637	$161,552,074	$(20,075,563)

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statements of cash flows (Unaudited)
Nine months ended September 30, 2008

	For nine months ended September 30, 2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,762,262	$22,779,091	$15,016,829
Adjustments to reconcile net income to cash
provided by (used in) operating activities:	(13,517,944)	(18,420,654)	(4,902,710)
Net cash provided by (used in) operating activities	(5,755,682)	4,358,437	10,114,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deposit on acquisition of Life Resource	(12,500,000)	-	12,500,000
Repayment from (loans to) related parties	-	2,155,702	2,155,702
Collections from (loans to) local government	454,941	454,941	-
Acquisition of intangible assets	-	(6,037,069)	(6,037,069)
Construction deposits	-	(3,363,647)	(3,363,647)
Contractor deposits	-	(390,634)	(390,634)
Addition to construction in progress	(175,347)	(18,573,180)	(18,397,833)
Proceeds from sale of equipment	386,971	61,797	(325,174)
Purchase of equipment and automobiles	(573,531)	(574,822)	(1,291)
Net cash used in investing activities	(12,406,966)	(26,266,912)	(13,859,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	6,500,000	6,578,584	78,584
Payments on long term debt, related party	(1,065,000)	(1,065,000)	-
Increase in deferred income	-	5,861,232	5,861,232
Payments to minority interest shareholder	(5,123,520)	(5,123,520)	-
Net cash provided by financing activities	311,480	6,251,296	5,939,816

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,639,477	3,242,494	603,017

INCREASE (DECREASE) IN CASH	(15,211,691)	(12,414,685)	2,797,006

CASH, beginning of period	48,678,945	54,081,848	5,402,903

CASH, end of period	$33,467,254	$41,667,163	$8,199,909

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine months ended September 30, 2007

	For nine months ended September 30, 2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,714,214	$14,558,651	$(155,563)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:	(6,051,190)	(3,670,511)	2,380,679
Net cash provided by operating activities	8,663,024	10,888,140	2,225,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	(1,087,456)	(2,865,778)	(1,778,322)
Collections from (loans to) local government	(9,778)	(9,778)	-
Acquisition of intangible assets	(317,238)	(317,238)	-
Contractor deposits	-	64,189	64,189
Addition to construction in progress	(3,759,770)	(17,431,705)	(13,671,935)
Proceeds from sales equipment and automobiles	196	196	-
Purchase of equipment and automobiles	(962,999)	(4,742,096)	(3,779,097)
Net cash used in investing activities	(6,137,045)	(25,302,210)	(19,165,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related parties	-	(846,820)	(846,820)
Increase in registered share capital	-	20,999,900	20,999,900
Payments to minority interest shareholder	(6,676,102)	(6,676,102)	-
Net cash provided by (used in) financing activities	(6,676,102)	13,476,978	20,153,080

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,721,259	1,822,813	101,554

INCREASE (DECREASE) IN CASH	(2,428,864)	885,721	3,314,585

CASH, beginning of period	54,270,065	55,214,540	944,475

CASH, end of period	$51,841,201	$56,100,261	$4,259,060

Note 4 – Supplemental disclosure of cash flow information

Income taxes paid for the nine months ended September 30, 2008 and 2007 amounted to $3,857,173 and $1,885,052, respectively.

Interest paid for the nine months ended September 30, 2008 and 2007 amounted to $132,662 and $211,441, respectively.

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

Note 5 – Inventories

Inventories consist of the following at September 30, 2008 and December 31, 2007:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2008	2007

Raw materials	$3,439,798	$1,842,760
Packing materials	1,181,673	810,319
Miscellaneous supplies	421,894	217,370
Work in process	266,896	571,173
Processing materials	-	137,188
Finished goods	2,254,865	2,371,153
Total	$7,565,126	$5,949,963

The Company has written off obsolete goods in the amount of $107,191 and $158,768 for the nine months ended September 30, 2008 and 2007, respectively.

Note 6 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
Advance to suppliers	$296,060	$622,275
Short-term prepaid expenses	12,554	1,363
Total	$308,614	$623,638

Note 7 – Property, plant and equipment, net

Property, plant and equipment consist of the following at September 30, 2008 and December 31, 2007:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2008	2007
Buildings and improvements	$7,423,281	$6,923,475
Office equipment	441,813	405,277
Computer equipment and software	2,940,883	2,678,312
Machinery and equipment	12,551,689	11,333,473
Automobiles	5,556,216	5,188,650
Total	28,913,882	26,529,187
Less: accumulated depreciation	(13,295,996)	(10,457,287)
Property, plant and equipment, net	$15,617,886	$16,071,900

Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $2,063,597 and $2,218,230, respectively.

Note 8 - Intangible assets

Intangible assets consist of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Land use rights	$16,196,491	$9,402,699
Other intangible assets	350,907	328,873
Less accumulated amortization	(726,601)	(484,693)
Intangible assets, net	$15,820,797	$9,246,879

Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $226,559 and $218,677 respectively. The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2008	$299,163
2009	$358,534
2010	$358,149
2011	$351,654
2012	$351,654

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

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Revenue-related parties	$58,671,121	$41,584,749	$26,195,853	$11,027,478

	September 30, 2008	December 31, 2007
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $168,305 and $71,700 as of September 30, 2008 and December 31, 2007, respectively	$33,492,698	$14,268,229
Other receivables – related parties	$10,852,795	$13,887,138
Advances from customers – related parties	$3,074,501	$1,700,838
Other payables – related parties	$7,582,403	$7,938,205
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$3,202,742	$4,267,742

Revenue -related parties

The details of revenue-related parties are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Tianshi Engineering	$29,191,771	$15,736,494	$14,576,060	$3,388,880
Overseas Related Companies	29,479,350	25,848,255	11,619,793	7,638,598
Total	$58,671,121	$41,584,749	$26,195,853	$11,027,478

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	September 30, 2008	December 31, 2007
Tianshi Engineering	$11,803,348	$2,062,333
Overseas Related Companies	21,857,655	12,277,596
Allowance for Doubtful Accounts	(168,305)	(71,700)
Total	$33,492,698	$14,268,229

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		December 31,
	September 30, 2008	2007 As Adjusted
Tianshi Engineering	$10,797,979	$9,460,811
Tianshi Group	37,148	2,347,489
Tianjin Xingda Travel Co., Ltd	8,066	1,939
Shanghai Tianshi Jinquan Investment Co.	3,693	874
Tianshi Pharmaceuticals	3,339	5,065
Shengshi Real Estate Development	1,773	2,238
Beijin Xingda Travel Co., Ltd	797	5,959
Xiongshi Construction	-	2,062,763
Total	$10,852,795	$13,887,138

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment to the Company. The credit terms provide an interest-free credit term of three months. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. For the nine months ended September 30, 2008 and 2007, the interest income from the other receivables - related parties amounted to $0 and $236,714, respectively, and $0 and $124,641 for the three months ended September 30, 2008 and 2007, respectively.

The Company and Tianshi Group use common meters at the Company’s headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties. In addition, during 2006 the Company was owed other receivables-related parties in the amount of RMB 7,560,000 ($1,033,603) from Tianjin Juchao Commercial and Trading Co., Ltd (“Juchao”), a related party owned by Jinyuan Li. On March 31, 2006, Juchao declared termination of its operations, and all of its rights and liabilities were transferred to Tianshi Group. This amount was also included in other receivables – related parties as of December 31, 2007.

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands. As of September 30, 2008 and December 31, 2007, advances from related party customers amounted to $3.1 million and $1.7 million, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other payables - related parties

The details of other payable-related parties are as follows:
	September 30, 2008	December 31, 2007 As Adjusted
Tianshi Investment	$6,500,000	$7,490,136
Tianshi Group	808,348	-
Tianshi Germany Co., Ltd	109,261	109,233
Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital")	84,359	84,359
Beijin Xingda Travel Co., Ltd	80,234	-
Tianshi Shanghai Co., Ltd	187	176
Tianshi Administrative Committee of Industrial Park	14	13
Tianshi Engineering	-	244,980
Tianshi Pharmaceuticals	-	9,308
Total	$7,582,403	$7,938,205

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The principal of the loan will be paid in ten consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 31, 2011. The interest on the loan is calculated at an annual interest rate of 5% based on the remaining balance of the principal. The interest accrued amounted to $199,869 and $305,492 for the nine months ended September 30, 2008 and 2007, respectively, and $67,207 and $94,051 for the three months ended September 30, 2008 and 2007, respectively. The interest accrued in each period is paid along with the installment payment on the principal. Five installment payments had been made by September 30, 2008.

The loan balance at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$5,332,742	$6,397,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$3,202,742	$4,267,742

Total principal payments for the next four years on all long-term debt are as follows:

Year Ending
December 31,	Amount
2008 (3 months remaining)	$1,065,000
2009	$2,130,000
2010	$2,130,000
2011	$7,742

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and October 2007 for the 2008 fiscal year. Rent revenue accrued from these leases amounted to $243,937 and $282,147 for the nine months ended September 30, 2008 and 2007, respectively, and $83,008 and $94,872 for the three months ended September 30, 2008 and 2007, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Transactions with Tianshi Group

On June 30, 2002, the Company entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007.  The Company entered a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms. For the nine months ended September 30, 2008 and 2007, the Company paid this rent at an amount of $460,895 and $432,727, respectively, and $61,263 and $112,895 for the three months ended September 30, 2008 and 2007, respectively.

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

Pursuant to the Sale and Purchase Agreement, Tianshi Holdings advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

  • $28,592,743 was paid by canceling a loan due to Biological from Tianshi Engineering in the principal amount of RMB200,000,000 together with interest accrued;

  • $16,557,914 was paid by canceling other receivables due to Biological from Tianshi Engineering; and

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 – Minority interest and distribution

The roll forward of the Minority Interest balance in the balance sheet is shown below:

		Biological		Tiens Yihai
		Minority		Minority	Total
	Biological	Owners	Tiens Yihai	Owners	Minority
	USD	(20%)	USD	(0.60%)	Interest

December 31, 2006	$58,499,962	$11,699,992	$30,555,046	$183,331	$11,883,323
Net income (loss)	24,840,180	4,968,036	(273,217)	(1,639)	4,966,397
Other comprehensive income	2,947,667	589,533	2,019,326	12,116	601,649
Additional paid-in-capital	86,381	17,276	-	-	17,276
Dividend distribution	(56,622,912)	(11,324,582)	-	-	(11,324,582)

December 31, 2007	$29,751,278	$5,950,255	$32,301,156	$193,808	$6,144,063
Net income (loss)	9,892,315	1,978,463	157,022	942	1,979,405
Other comprehensive Income	2,200,990	440,197	2,167,423	13,005	453,202

September 30, 2008	$41,844,583	$8,368,915	$34,625,601	$207,755	$8,576,670

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

	Tianshi	Minority
Date	Holdings	Shareholder	Totals

Dividends outstanding, December 31, 2006 Balance	$45,978,854	$238,311	$46,217,165
Dividends declared	45,298,330	11,324,582	56,622,912
Dividends paid	(86,747,565)	(6,676,102)	(93,423,667)
Accumulated other comprehensive income (loss)	3,900,013	15,838	3,915,851
Dividends outstanding, December 31, 2007 Balance	$8,429,632	$4,902,629	$13,332,261
Dividends declared	-	-	-
Dividends paid	(900,000)	(5,070,091)	(5,970,091)
Accumulated other comprehensive income (loss)	545,398	167,462	712,860
Dividends outstanding, September 30, 2008 Balance	$8,075,030	$-	$8,075,030

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 – Accumulated other comprehensive income

			Life	Tianshi
	Biological	Tiens Yihai	Resources	Holdings	Total
Balance as of December 31, 2006	$2,109,074	$1,727,692	$-	$1,878,222	$5,714,988
Increase during the year	2,358,134	2,007,211	-	3,900,014	8,265,359
Balance as of December 31, 2007, as previously reported	$4,467,207	$3,734,903	$-	$5,778,236	$13,980,346
Add adjustment for the acquisition of Life Resources	-	-	1,979,698	-	1,979,698
Balance as of December 31, 2007, restated	$4,467,207	$3,734,903	$1,979,698	$5,778,236	$15,960,044
Increase during the year	1,760,793	2,154,418	3,446,124	545,328	7,906,663
Balance as of September 30, 2008	$6,228,000	$5,889,321	$5,425,822	$6,323,564	$23,866,707

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

Note 12 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue by Geographic Area:

	Nine months ended September 30,		Three months ended September 30,
Revenue	2008	2007	2008	2007
China	$29,191,771	$15,736,494	$14,576,060	$3,388,880
Indonesia	9,312,896	5,885,081	5,897,623	3,656,943
Russia	8,331,390	3,665,144	2,048,133	441,829
Ukraine	2,745,744	3,705,653	1,084,793	358,528
Other international countries	9,089,320	12,592,377	2,589,244	3,181,298
Total	$58,671,121	$41,584,749	$26,195,853	$11,027,478

Revenue by Product Group:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Wellness products	$53,753,513	$37,342,692	$24,015,547	$9,535,575
Dietary supplement products	4,879,724	3,878,449	2,180,013	1,433,867
Personal care products	37,884	363,608	293	58,036
Total	$58,671,121	$41,584,749	$26,195,853	$11,027,478

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

Tiens Yihai is located in a Special Industry Zone and is subject to a special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai was fully exempt from PRC income taxes for two years starting from the first year profits were made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai to do business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break. As of September 30, 2008, Tiens Yihai was in the developmental stage of its organization and did not have any operating income.

Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources was fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there is no detailed regulation regarding the implementation of the new EIT, in the first three quarters of 2008 Biological was required by the local tax authority to prepay income tax at a tax rate of 25%.

According to the new EIT, Life Resources could still be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. However, as there is no detailed regulation regarding the implementation of the new EIT, Life Resources was required by local tax authority to prepay income tax at a tax rate of 25% till its tax exemption qualification was approved by the tax authority. The approval is expected to be issued in October 2008 and the prepaid income tax in Life Resources could be refunded after the approval. The prepaid income tax in Life Resources of $685,381 is treated as deferred income taxes in the consolidated financial statements of the Company.

Provisions for income taxes were all current income tax expenses and for the nine months ended September 30, 2008 and 2007, were $3,297,438 and $1,610,653, respectively, and for the three months ended September 30, 2008 and 2007 were $152,990 and $344,248, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
Effect of reduced tax rate	-	(25.5)
Total provision for income taxes	25%	7.5%

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2008 and 2007 amounted to $4,983,792 and $5,476,219 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the nine months ended September 30, 2008 and 2007 by $0.07 and $0.06, respectively

 Note 14 – Retirement plan

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

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $587,156 and $450,680 for the nine months ended September 30, 2008 and 2007, respectively, and $207,901 and $152,436 for the three months ended September 30, 2008 and 2007, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $58,747 and $44,979 for the nine months ended September 30, 2008 and 2007, respectively, and $20,879 and $15,227 for the three months ended September 30, 2008 and 2007, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $306,543 and $245,302 for the nine months ended September 30, 2008 and 2007, respectively, and $113,710 and $82,942 for the three months ended September 30, 2008 and 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS Of OPERATIONS

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States Dollars and references to “renminbi” or “RMB” are to the People’s Republic of China Renminbi. References to “we”, “us”, the “Company” or “Tiens” include Tiens Biotech Group (USA), Inc. and its subsidiaries, except where the context requires otherwise.

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

OVERVIEW

Tiens researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products, and personal care products. Our operations are conducted from our headquarters in Tianjin, People’s Republic of China (“China”) through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co. Ltd. (“Biological”) and our 100% owned subsidiary, Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”). We sell our products to affiliated companies in China and internationally.

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

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and Tianshi Holdings became the 100% shareholder of Life Resources. Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices totaling approximately 420,000 square meters. We intend to move our headquarters to these new facilities once they are completed. On August 25, 2008, Life Resources entered a definitive agreement with the Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau (the “Tianjin Government”) and Tianjin Tiens Life Science Co., Ltd (“Life Science”) pursuant to which Life Resources and Life Science will pay the Tianjin Government in connection with changes to the zoning on several parcels of land on which they respectively have land use rights from “industrial” to “educational.” Life Resources will pay a total of RMB 41,022,061 (or approximately US$6.0 million) in connection with the zoning changes to its parcels. As of June 2008, Life Resources replaced Biological in the production of semi-finished products and began to produce and sell semi-finished products to Tianshi Engineering on the same pricing terms as Biological’s previous sales. Biological sells finished goods to Tianshi Engineering.

On May 22, 2008, Biological and Mr. Fulin Zhu established a Chinese company, Dongfeng Tianshi Biological Development Co., Ltd. (“Dongfeng Biological”) with the intention of using the subsidiary to export our products overseas. Due to an easing of export restrictions by the Chinese government in the third quarter of 2008, we no longer required Dongfeng Biological and dissolved it on August 15, 2008. Dongfeng Biological did not conduct any operations.

We research, develop, and manufacture nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, China through our subsidiaries, Biological and Life Resources. We develop our products at our product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. We have developed and produce 33 nutrition supplement products, which include wellness products and dietary nutrition supplements.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007

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

	Three months ended September 30,			Nine months ended September 30,
	2008	2007		2008	2007
	Unaudited	As Adjusted	Change	Unaudited	As Adjusted	Change
Income Statement Data

REVENUE - RELATED PARTIES	$26,195,853	$11,027,478	137.6%	$58,671,121	$41,584,749	41.1%

COST OF SALES - RELATED PARTIES	6,606,502	3,089,791	113.8%	16,850,267	11,979,984	40.7%

GROSS PROFIT	19,589,351	7,937,687	146.8%	41,820,854	29,604,765	41.3%

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,562,946	3,851,249	18.5%	12,898,742	10,504,831	22.8%

INCOME FROM OPERATIONS	15,026,405	4,086,438	267.7%	28,922,112	19,099,934	51.4%

OTHER (EXPENSE) INCOME, NET	(252,501)	152,014	-	(866,178)	1,040,161	-

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	14,773,904	4,238,451	248.6%	28,055,934	20,140,095	39.3%

PROVISION FOR INCOME TAXES	152,990	344,248	-55.6%	3,297,438	1,610,653	104.7%

INCOME BEFORE MINORITY INTEREST	14,620,914	3,894,203	275.5%	24,758,496	18,529,442	33.6%

MINORITY INTEREST	92,326	848,212	-89.1%	1,979,405	3,970,791	-50.2%

NET INCOME	14,528,588	3,045,991	377.0%	22,779,091	14,558,651	56.5%

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	807,035	1,927,502	-58.1%	7,906,663	5,700,759	38.7%

COMPREHENSIVE INCOME	$15,335,623	$4,973,493	208.3%	$30,685,754	$20,259,410	51.5%

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586		71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.20	$0.04		$0.32	$0.20

Revenue. For the third quarter of 2008, revenue was $26.2 million, an increase of 137.6% compared to $11.0 million for the same period in 2007. For the nine months ended September 30, 2008, revenue was $58.7 million, an increase of 41.1% compared to $41.6 million for the same period in 2007. The breakdown of revenue between Chinese and international sales is as follows.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
China	$14,576,060	$3,388,880	330.1%	$29,191,771	$15,736,494	85.5%
International	$11,619,793	$7,638,598	52.1%	$29,479,350	$25,848,255	14.0%
Total	$26,195,853	$11,027,478	137.6%	$58,671,121	$41,584,749	41.1%

For the third quarter of 2008, revenue in China was $14.6 million, an increase of 330.1% compared to $3.4 million for the same period in 2007. During the third quarter, Tianshi Engineering announced plans to increase the prices of its products in October 2008. We believe that some of the increase in revenue in the third quarter was due to customers stocking up on certain products as a result of the price increase announcement by Tianshi Engineering, therefore, the increase in sales may not continue through the fourth quarter of 2008. For now, the price increase of Tianshi Engineering products will not affect the price at which Biological sells to Tianshi Engineering. On October 23, 2008, Tianshi Engineering began increasing the prices on 19 of our products that it distributes. The price increases have ranged from 5% to 21%.

For the nine months ended September 30, 2008, revenue in China was $29.2 million, an 85.5% increase compared to $15.7 million for the same period in 2007. The growth in revenue during the third quarter was offset by a 15% decrease in revenue in China during the first quarter of 2008. During the first quarter of 2008, we believe that sales in China were negatively impacted by continued uncertainty in China regarding the impact of recently enacted direct selling regulations and uncertainty regarding the timing of the direct selling license application process and approval.

For the third quarter of 2008, international revenue was $11.6 million, an increase of 52.1% compared to $7.6 million for the same period in 2007. In August 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve “100 percents”. For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and, from August 2007 through the first quarter of 2008, we experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. Beginning in the second quarter of 2008, these export restrictions were reduced for exports to countries in Africa and Asia, but remained in place for exports to countries in Europe and the Americas. During the third quarter of 2008, these export restrictions were further reduced.

For the nine months ended September 30, 2008, international revenue was $29.5 million, an increase of 14.0% compared to $25.8 million for the same period in 2007. This increase in international revenue was mainly due to an increase in sales in Russia and Indonesia.

Cost of Sales. Cost of sales for the third quarter of 2008 increased to $6.6 million, or by 113.8%, compared to $3.1 million for the same period in 2007. This increase was mainly due to the increase in revenue for the period. Cost of sales for the period increased at a lower rate than revenue primarily due to the increase in sales of products sold to Tianshi Engineering which have a lower cost compared to products sold to overseas companies. For the nine months ended September 30, 2008, cost of sales was $16.9 million, an increase of 40.7% compared to $12.0 million for the same period in 2007. This increase was in line with the increase in revenue for the period and was due to both the increase in sales and the increase in the value of the renminbi against the dollar.

Gross Profit. Gross profit for the third quarter of 2008 was $19.6 million, an increase of 146.8% compared to $7.9 million for the same period in 2007. For the nine months ended September 30, 2008, gross profit was $41.8 million, an increase of 41.3% compared to the same period in 2007. The gross profit margin for the third quarter of 2008 was 74.8%, compared to 72.0% for the same period in 2007. This increase reflects the increase in proportion of sales with higher gross profit margin. For the nine months ended September 30, 2008, the gross profit margin was 71.3% compared to 71.2% for the same period in 2007. The increase in gross profit margin during the third quarter was offset by a 4.2% decrease during the first quarter of 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.6 million for the third quarter of 2008, an increase of 18.5% compared to $3.9 million for the same period in 2007. The increase was primarily due to increases in salary expense and research and development. The selling and administrative expenses as a percentage of sales was 17.4% for the third quarter of 2008 compared to 34.9% for the same period in 2007. For the nine months ended September 30, 2008, selling, general and administrative expenses were $12.9 million, an increase of 22.8% compared to $10.5 million in the same period in 2007. For the nine months ended September 30, 2008, selling, general and administrative expenses as a percentage of sales was 22.0%, compared to 25.3% for the same period in 2007. This decrease reflects the increase in sales.

Other income (expense), net. Other expense, net was $0.3 million for the third quarter of 2008, compared to $0.2 million of income for the same period in 2007. The difference was mainly due to interest earned on a RMB200 million (or approximately $29.4 million) loan which we made to Tianshi Engineering and which was paid off in December 2007. For the nine months ended September 30, 2008, other expense, net was $0.9 compared to $1.0 million income for the same period in 2007. The difference was primarily due to a $1.2 million donation we made in June 2008 towards the Sichuan earthquake relief efforts.

Provision for income taxes. Provision for income taxes was $0.2 million for the third quarter of 2008 compared to $0.3 million for the same period in 2007. For the nine months ended September 30, 2008, provision for income taxes was $3.3 million compared to $1.6 million for the same period in 2007. From January 1, 2005 through December 31, 2007, Biological was subject to income tax at a reduced rate of 7.5%. Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the previous laws for Foreign Invested Enterprises (“FIEs”). A new standard EIT rate of 25% will apply to FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there are not yet any detailed regulations regarding the implementation of the new EIT and in the first three quarters of 2008, Biological was required by the local tax authority to prepay income tax at a tax rate of 25%. Beginning in June 2008, we transferred production of semi-finished products and sale from Biological to Life Resources. Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources was fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Net income. As a result of the foregoing factors, net income for the third quarter of 2008 was $14.5 million, an increase of 377% compared to $3.0 million for the same period in 2007. For the nine months ended September 30, 2008, net income was $22.8 million, an increase of 56.5% compared to $14.6 million for the same period in 2007. Beginning in June 2008, we transferred production of semi-finished products and sale from Biological, which is 20% owned by an affiliated party, to Life Resources. Life Resources, which is 100% owned by Tiens and has the exemption from PRC income taxes described above. During the three months ended September 30, 2008, Life Resources’ sales accounted for approximately 83% of our revenue in China, and Biological’s sales accounted for the remaining 17% of our revenue in China.

Other comprehensive income. Other comprehensive income decreased to $0.8 million for the third quarter of 2008, compared to $1.9 million for the same period in 2007. This decrease was mainly due to the slowdown in the rate of increase in the value of the renminbi against the dollar for the third quarter of 2008 compared to the same period in 2007. For the nine months ended September 30, 2008, other comprehensive income was $7.9 million, compared to $5.7 million for the same period in 2007. Other comprehensive income represents foreign currency translation adjustments for the year. Accumulated other comprehensive income was recorded in Biological, Tiens Yihai Co. Ltd. (“Tiens Yihai”) and Life Resources due to balance sheet translations. Accumulated other comprehensive income was recorded in Tianshi Holdings due to the effect of foreign exchange rate on dividend receivables from Biological. The amounts shown in the Income Statement are net of minority interests.

 Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $10.9 million for the same period of 2007. The decrease reflects an increase in accounts receivable-related parties by $19.2 million to $33.5 million as of September 30, 2008 from $14.3 million as of December 31, 2007. This increase was primarily due to the increase in revenue during the third quarter of 2008.

As of September 30, 2008, we had positive working capital of $65.1 million. Cash was $41.7 million as of September 30, 2008, compared to $54.1 million as of December 31, 2007.

Net cash used in investing activities increased by $1.0 million for the nine months ended September 30, 2008 compared to the same period of 2007. Net cash provided by financing activities was $6.3 million for the nine months ended September 30, compared to $13.5 million for the same period of 2007. During the first nine months of 2008, we received a loan from Tianshi Investment in the amount of $6.5 million relating to Life Resources. During the same period in 2007, a capital contribution of $21.0 million was provided to Life Resources by Tianshi Investment, its parent company at that time.

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

We estimate that the completion of the Life Resources project will require approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources and $18 million spent on the project in the first nine months of 2008. We intend to construct the facilities in phases over several years, based on available cash and capacity needs. Depending on the rate of construction and our cash flow, it is likely that we will require additional financing in the future to complete the long-term funding requirements of that project. However, we anticipate that our current operating activities will enable us to meet our anticipated cash requirements, including the Life Resources project, for the next twelve months.

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

Revenue recognition.

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Life Resources mainly sells semi-finished products and Biological mainly sells finished products. Under the provisions of the new EIT law beginning in January 1, 2008 Life Resources is fully exempt from income taxes for two years while Biological is required to pay an income tax at a tax rate of 25%. In order to take advantage of the new EIT law, the production of semi-finished products was transferred from Biological to Life Resources. Revenue from the sale of semi-finished products was recognized at FOB Tianjin shipping point, when the semi-finished products were sold to Tianshi Engineering. Revenue from the sale of finished products is recognized only when the related party Chinese distributors recognize sales of the Company’s products to unaffiliated third parties. Revenues in both cases are net of value added taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (outside of China) to both affiliated and unaffiliated third parties, net of value added taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, “Revenue Recognition when the Right of Return Exists”, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, no allowance for estimated returns has been recorded as of September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 provides a guide on how to report non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. Management is evaluating the impact that this statement will have on our consolidated financial statements.

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

	September 30, 2008	December 31, 2007
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $168,305 and $71,700 as of September 30, 2008 and December 31, 2007, respectively	$33,492,698	$14,268,229
Other receivables - related parties	$10,852,795	$13,887,138
Advances from customers - related parties	$3,074,501	$1,700,838
Other payables - related parties	$7,582,403	$7,938,205
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt - related party	$3,202,742	$4,267,742

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Tianshi Engineering	$14,576,060	$3,388,880	$29,191,771	$15,736,494
Overseas Related Companies	11,619,793	7,638,598	29,479,350	25,848,255
Total	$26,195,853	$11,027,478	$58,671,121	$41,584,749

Accounts Receivable, Trade - Related Parties

The details of accounts receivables, trade-related parties are as follows:

	September 30, 2008	December 31, 2007
Tianshi Engineering	$11,803,348	$2,062,333
Overseas Related Companies	21,857,655	12,277,596
Allowance for Doubtful Accounts	(168,305)	(71,700)
Total	$33,492,698	$14,268,229

Accounts receivables-related parties increased from December 31, 2007 as a result of the increase in revenue, which was greatest in the third quarter of 2008.

Other Receivables - Related Parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	September 30, 2008	December 31, 2007
Tianshi Engineering	$10,797,979	$9,460,811
Tianshi Group	37,148	2,347,489
Tianjin Xingda Travel Co., Ltd	8,066	1,939
Shanghai Tianshi Jinquan Investment Co.	3,693	874
Tianshi Pharmaceuticals	3,339	5,065
Shengshi Real Estate Development	1,773	2,238
Beijing Xingda Travel Co., Ltd	797	5,959
Xiongshi Construction	-	2,062,763
Total	$10,852,795	$13,887,138

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

Advances from Customers - Related Parties

Advances from related party customers were $3.1 million and $1.7 million as of September 30, 2008 and December 31, 2007, respectively. These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:
	September 30, 2008	December 31, 2007
Tianshi Investment	$6,500,000	$7,490,136
Tianshi Group	808,348	-
Tianshi Germany Co., Ltd	109,261	109,233
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Beijin Xingda Travel Co., Ltd	80,234	-
Tianshi Shanghai Co., Ltd	187	176
Tianshi Administrative Committee of Industrial Park	14	13
Tianshi Pharmaceuticals	-	9,308
Tianshi Engineering	-	244,980
Total	$7,582,403	$7,938,205

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

Long Term Debt - Related Party

On September 10, 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million (in aggregate principal amount) to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital.

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological, for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and on October 17, 2007 for the 2008 fiscal year. Rent revenue from these leases amounted to $243,937 and $282,147 for the nine months ended September 30, 2008 and 2007, respectively.

Other Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease provides for an annual rent equal to 1% of our total gross revenues. The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. The term of the lease was for five years and expired on December 31, 2007. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. We entered into a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms. The total amount paid on this lease for nine months ended September 30, 2008 and 2007 was $460,895 and $432,727, respectively.

Other Transactions

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

Pursuant to the Sale and Purchase Agreement, we advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

o	$28,592,743 was paid by canceling a loan due to Biological from Tianshi Engineering in the principal amount of RMB200,000,000 together with interest accrued;

o	$16,557,914 was paid by canceling other receivables due to Biological from Tianshi Engineering; and

o	$19,096,525 was paid in cash.

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

On August 25, 2008, Life Resources entered a definitive agreement with the Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau (the “Tianjin Government”) and Tianjin Tiens Life Science Co., Ltd (“Life Science”) pursuant to which Life Resources and Life Science will pay the Tianjin Government in connection with changes to the zoning on several parcels of land on which they respectively have land use rights from “industrial” to “educational.” Life Resources will pay a total of RMB 41,022,061 (or approximately US$6.0 million) in connection with the zoning changes to its parcels.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. As of September 30, 2008, the exchange rate was $1 = RMB 6.85 compared to $1 = RMB 7.31 as of December 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective such that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms relating to our company, including our consolidated subsidiaries, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve “100 percents”. For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and from August 2007 through the first quarter of 2008, we experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. Beginning in the second quarter of 2008, these export restrictions were reduced for exports to countries in Africa and Asia, but remained in place for exports to countries in Europe and the Americas. During the third quarter of 2008, these export restrictions were further reduced.

We believe that these restrictions have resulted in some of our international affiliates not being able to purchase sufficient quantities of our products to meet their demand during 2007 and 2008, resulting in a loss of sales. In addition, a recent safety scare involving powdered milk produced in China may result in another increase in export restrictions in the future, which could have a negative impact on our revenue.

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

10.1
Supplementary Agreement for Grant Contract of State-Owned Land Use Right dated August 25, 2008 by and among Tianjin Tiens Life Resources Co., Ltd., Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau and Tianjin Tiens Life Science Co., Ltd.

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

Date: November 14, 2008

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2008

/s/ Zheng Wan

Zheng Wan
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Supplementary Agreement for Grant Contract of State-Owned Land Use Right dated August 25, 2008 by and among Tianjin Tiens Life Resources Co., Ltd., Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau and Tianjin Tiens Life Science Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002