Form 10-K
period 2008-12-31
TIENS BIOTECH GROUP USA INC
filed 2009-03-31
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number: 001-32477

TIENS BIOTECH GROUP (USA), INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2926439
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

No. 6, Yuanquan Rd. Wuqing New Tech Industrial Park Tianjin, China 301700 (Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (011) 86-22-8213-7626

Securities registered under 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001	NYSE Alternext US LLC

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
☐ Large Accelerated Filer                                             ☐ Accelerated Filer                                ☐  Non-Accelerated Filer            ☒  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Based upon the closing sale price of $1.52 per share of Common Stock on NYSE Alternext US LLC on June 30, 2008, the aggregate market value of the 5,498,586 shares of voting stock held by non-affiliates of the registrant was approximately $8,357,850.72.

There were 71,333,586 shares of the registrant’s common stock outstanding on March 27, 2009.

Documents incorporated by reference – None.

TABLE  OF CONTENTS

 FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

AVAILABILITY OF SEC FILINGS

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of our reports filed with the SEC, free of charge, on our website at http://www.tiens-bio.com.

PART I

ITEM 1. BUSINESS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States Dollars and references to “RMB” and  “renminbi”  are to Chinese Renminbi (RMB).  References to “we”, “us”, “our”, the “Company” or “Tiens USA” include Tiens Biotech Group (USA), Inc. and its subsidiaries.

Overview

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, People’s Republic of China (“China” or the “PRC”) through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co., Ltd. (“Biological”), and our wholly-owned subsidiary, Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”). We sell our products for distribution in China to an affiliated company that in turn sells the products to consumers through its chain store and its Chinese affiliated companies.  Outside of China, we sell our products to overseas affiliated companies located in 46 countries that in turn sell them to independent direct sales distributors.

Corporate History and Organization

We own 100% of Tianshi International Holdings Group Ltd., a British Virgin Islands company (“Tianshi Holdings”) which owns all of the registered share capital of Tianjin Tiens Life Resources Co., Ltd., a Chinese Foreign Investment Enterprise (“Life Resources”) and 80% of Biological’s outstanding shares.  Biological is a Chinese-foreign equity joint venture company established under Chinese laws on March 27, 1998, subject to the Law on Sino Foreign Equity Joint Ventures.

Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”), a Chinese company, owns the remaining 20% of Biological. Tianshi Engineering is 100% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”), a Chinese company. Tianshi Group is 90% owned by Jinyuan Li, our Chairman, Chief Executive Officer and President and owner of 95.1% of our outstanding stock, and 10% owned by Baolan Li, Jinyuan Li’s daughter. Tianshi Engineering acquired its 20% interest in Biological from Tianjin Tianshi Pharmaceuticals Co., Ltd. (“Tianshi Pharmaceuticals”) on February 28, 2008.   Tianshi Pharmaceuticals is wholly owned by Tianshi Group.

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd., a British Virgin Islands Company (“Tianshi Investment”).  Jinyuan Li owns 100% of Tianshi Investment.  Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million.  On March 13, 2008, the Chinese government approved the transfer of the shares of Life Resources, and Tianshi Holdings became the 100% owner of Life Resources.  Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices in Tianjin, China totaling approximately 420,000 square meters.  We intend to move our headquarters to these new facilities once they are completed.

On August 25, 2008, Life Resources entered a definitive agreement with the Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau (the “Tianjin Government”) and Tianjin Tiens Life Science Co., Ltd. (“Life Science”) pursuant to which Life Resources and Life Science will make a payment to the Tianjin Government in connection with changes to the zoning on several parcels of land on which they respectively have land use rights from “industrial” to “educational”. On August 28 and 29, 2008, Life Resources paid a total of RMB 42,252,723 ($ 6,163,827) in connection with the zoning changes to its parcel.

The following chart shows the ownership interests in our operating subsidiaries.

Products and Manufacturing

We have developed and produce 37 nutrition supplement products, which include wellness products and dietary supplements.

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

Our products are manufactured at our facilities in Tianjin, China. The manufacturing processes of our nutrition supplement products are categorized into six types depending on the different forms of the finished products:  Powder, Tea, Capsules, Tablets, Granules and Soft Gel Capsules. All of our manufacturing complies with the product standards approved by the Bureau of Technical Supervision in China.

The following table lists our products.
Wellness Products *	Dietary Supplement Products *
Bone Treasure Tablets (b)	Tianshi Barley Green Tablets (b)
Chewable Calcium Tablets (a) (b)	Tianshi Breast Beauty Capsules (a)
Chewable Calcium Tablets with multi-flavor (b)	Tianshi Calcium-Treasure Tablets (b)
Grape Extract Capsules (a) (b)	Tianshi Double-cellulose Tablets (a) (b)
Tianshi Beauty Face Capsules (b) (c)	Tianshi Eel Oil Capsules (a)
Tianshi Cell Rejuvenation Capsules (a) (b)	Tianshi Hemp Seed Oil Softgels (a)
Tianshi Chitosan Capsules (a) (b)	Tianshi Lycopene Tablets (a) (b)
Tianshi Cordyceps Capsules (a) (b)	Tianshi Multi-Vit-Mine Coffee (a) (b)
Tianshi Lipid Metabolic Management Tea (a) (b) (c)	Tianshi Natto Capsules (b)
Tianshi Metabolic Balance Capsules (a) (b) (c)	Tianshi Perilla Oil Softgels (b)
Tianshi Nutrient Super Calcium Powder (a) (b)	Tianshi Pine Pollen Powder Capsules (a)
Tianshi PressureCare Tea (b)	Tianshi Propeptide Polypeptide Albumen Powder (b)
Tianshi Slimming Tea (a) (b) (c)	Tianshi Rich Selenium Green Tea (a)
Tianshi Spirulina Capsules (a) (b)	Tianshi Sea Buckthorn Oil Softgels (a) (b)
Tianshi Super Calcium Powder with Metabolic Factors (a) (b)	Tianshi Super Calcium Milk Powder (a) (b)
Tianshi Super Calcium Powder for Children (a) (b)	Tianshi Tibet-Garlic Capsules (a) (b)
Tianshi Super Calcium Capsules with Lecithin (a) (b)
Tianshi Sweet Dreams Granules (a) (b)
Tianshi Vitality Softgels (a) (b)
Tianshi Throat Care Granules (b)
Tianshi Zinc Capsules (a) (b)

*	These products are not intended to diagnose, treat, cure or prevent any disease.
(a)	This product has received Halal Approval, which certifies that our manufacturing processes comply with the requirements of Islamic dietary law.
(b)	This product has received an HACCP Certificate.
(c)	This product has received KSA Kosher Certificate.

For the years ended December 31, 2008 and 2007, all of our revenue was generated from related party customers. See note 18 to our consolidated financial statements, for a breakdown of domestic and international revenue, and revenue by product group, for the last two fiscal years.  In 2008 and 2007, our Tianshi Cordyceps Capsules accounted for 15.4% and 18.1% of our revenue, respectively, and our Tianshi Nutrient Super Calcium Powder accounted for 16.8% and 15.8% of our revenue, respectively.

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

Research and Development

We incurred research and development expenses of $1.5 million and $0.7 million in 2008 and 2007, respectively. As of December 31, 2008, we employed 119 staff members in research and development, which includes 50 additional employees hired for our research and development team during 2008.

Marketing and Distribution

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company, through our subsidiaries Biological and Life Resources.  Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors.  During 2008 Tianshi Engineering closed two of its less profitable branches in China.  As of December 31, 2008, Tianshi Engineering had 98 branches in China.  Prior to 2006, Biological sold all of its products to Tianshi Engineering as finished products at a price equal to 25% of the Chinese market price for the products.  This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi Holdings, and we believe that it is a reasonable sales price for us to receive. We used this pricing formula in 2008, and  currently continue to use the same pricing formula.

At the beginning of 2006, Biological also began selling semi-finished products to Tianshi Engineering. To qualify for a direct selling license in China, Tianshi Engineering is required to produce a part of the products that it sells in China. As a result, Biological began to sell semi-finished products to Tianshi Engineering, which jointly shares with us licenses to produce, manufacture and sell the products. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin.  However, based on fluctuations in the cost of raw materials and quantities produced, this percentage varied during the year.  This 75% figure was negotiated between the parties, and we believe that it is reasonable.  The goal of this new pricing policy was to try to maintain our gross margins on semi-finished goods at a similar level to historical gross margins for finished goods.

As of June 2008, Life Resources replaced Biological in the production of semi-finished products and began to produce and sell semi-finished products to Tianshi Engineering on the same pricing terms as Biological’s previous sales. Biological currently only sells finished goods to Tianshi Engineering.

Internationally, our strategy is to develop a strong direct sales force through our international affiliated companies.  Currently the United States is not a significant part of our business. We sell our products to overseas affiliated companies located in 46 countries who in turn re-package the products to meet the needs of the local markets and sell them to independent direct sales distributors.   During 2008, we reduced the number of countries where we sell directly to overseas affiliates from 52 to 46.  Therefore, some of our overseas affiliate customers are now selling our products on to other overseas affiliates which are no longer our direct customers.  Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities have historically been, and continue to be, regulated through internal policies. In 2008 our highest sales outside of China were to the following eleven countries, in descending order:  Indonesia, Russia, Ukraine, India, Vietnam, Nigeria, Kazakhstan, Congo, Hungary, Kenya and Peru.

As operation costs vary from country to country, international market prices vary accordingly. We sell our products to overseas affiliates at the FOB (destination port) price, which consists of 25% of the Chinese retail price for similar products in Chinese market, including customs duty, value-added tax and other miscellaneous transportation cost. The overseas affiliates mark up the products to cover their expenses and realize profits of approximately 10%.

Backlog was $14.2 million as of December 31, 2008, compared to $12.2 million as of December 31, 2007.  We expect all of the backlog at the end of 2008 to be filled within the 2009 fiscal year.

Competition

Internationally, we engage in the direct selling industry and compete with other direct selling organizations. Some of them have a longer operating history and higher visibility, name recognition and financial resources than we do.  The leading direct selling companies in our existing markets are Avon and Alticor (Amway). Some of our competitors, including Avon and Alticor (Amway), have been granted a direct selling business license in China pursuant to China’s regulations governing direct selling. In some instances, these licenses can be limited to certain cities and/or provinces. In cities and/or provinces where Avon or Alticor (Amway) do not have a direct selling license, they use similar methods for sale as our company.  Avon and Alticor (Amway) are our main competitors in our Chinese operations because they sell products similar to ours to the same type of consumers we target. The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China.  Tianshi Engineering has made an application for, but has not yet received, a direct selling license in China.

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

We develop and manufacture products that are mainly classified as nutrition supplement products, which include wellness products and dietary supplement products. Wellness products may not be sold in China without a wellness products certificate. The governmental approval process in China for a newly developed wellness product is as follows:

•	An application for a product certificate is filed with SFDA, which directs the applicant to send the product samples to one of the government appointed research institutes;

•	The appointed research institute conducts clinic trials, stability tests, function tests and toxicity tests on the product, makes a report and sends the report back to SFDA within 6 months; and

•	The Expert Committee of SFDA makes a final decision on the application and issues a “wellness products certificate” or a refusal notice to the applicant.

This certificate authorizes the sales and marketing of the product in China.  The certificate does not expire and does not require renewal.  The approval process generally takes nine to 12 months.  Dietary supplement products are not subject to SFDA regulation.

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

Environmental Compliance

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our manufacturing operations are in material compliance with all applicable environmental laws. During 2008, we did not incur any costs to comply with environmental laws.

Employees

As of December 31, 2008, we had 1,549 employees.  We believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS.

THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE . REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.  WE ARE SUBJECT TO, AMONG OTHERS, THE FOLLOWING RISKS:

RISKS RELATED TO OUR BUSINESS

A GENERAL ECONOMIC DOWNTURN, A RECESSION IN CHINA OR IN ONE OR MORE OF THE 46 COUNTRIES WHERE WE SELL TO INTERNATIONAL AFFILIATED COMPANIES OR SUDDEN DISRUPTION IN BUSINESS CONDITIONS MAY AFFECT CONSUMER PURCHASES OF DISCRETIONARY ITEMS, INCLUDING NUTRITION SUPPLEMENT PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruptions in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economies in China or in one or more of the 46 countries where we sell to international affiliated companies, or where they sell to other companies, including any recession or a sudden disruption of business conditions in those economies, could adversely affect our business, financial condition, and results of operation.

WE MAY NOT BE ABLE TO RAISE ADEQUATE FUNDS TO COMPLETE THE CONSTRUCTION OF OUR NEW HEADQUARTERS, RESEARCH AND DEVELOPMENT AND MANUFACTURING FACILITIES BEING BUILT BY LIFE RESOURCES.

As of December 31, 2008, the majority of the main structures of the Life Resources facility construction project had been completed. Since September 30, 2008, the office buildings, warehouses, work plants, product exhibition center and dormitories have undergone internal decoration. The cost of the completed work of these facilities is approximately $69,581,772 (based on an exchange rate of $1 = RMB 6.85 as of September 30, 2008), which includes amounts paid for the underlying land use rights.  The main structures of the quality control center, power center, boiler room and new main material center are expected be completed in the first half of 2009 and internal decoration is expected to be completed in the second half of 2009.  As of the end of 2008, the cost of the completed work of these facilities was $78,782,353 (based on an exchange rate of $1 = RMB 6.8542 as of December 31, 2008), which includes amounts paid for the underlying land use right.  We expect that all construction work and equipment installation will be completed in 2009 and that the Life Resources facility is estimated to begin operation by the end of 2009.  We have provided for an amount of up to $72,957,554 (based on an exchange rate of $1 = RMB 6.8533 as of January 1, 2009) in our 2009 budget for capital expenditures on the Life Resources facility. Depending on the rate of construction and our cash flow, we may require additional financing to complete the funding of the Life Resources facility construction project. If we are not able to fund the completion of the new facilities, our future growth opportunities may be limited.

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

OUR NEWLY DEVELOPED PRODUCTS MAY NOT BE COMPATIBLE WITH MARKET NEEDS.

Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Because markets for nutrition supplement products differentiate geographically, we must accurately assess specific demand in each specific market into which we wish to make sales. If we fail to accurately assess consumer health needs in each market we target, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and revenue.

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

WE CONDUCT OUR BUSINESS WITH RELATED PARTIES, AND YOUR INVESTMENT MAY BE SUBJECT TO CONFLICT OF INTEREST AND SELF-DEALING RISKS.

Due to the inter-related ownership and business dealings among us and our affiliates, there are conflict of interest and self-dealing risks. We have affiliated companies or business entities that are owned by Jinyuan Li and his immediate family members (mostly his daughter Baolan Li). Although all affiliated companies and business entities were established so that they are legally and financially independent, except for the common ownership, they are centrally administrated by Tianshi Group. The decisions of Tianshi Group could materially affect the operation of our business, which could be adverse to our investors.

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

WE FACE RISKS DUE TO OUR RELIANCE ON SALES IN INTERNATIONAL MARKETS.

Our future success will depend in part on the continued expansion of international sales. Such international operations expose us to certain risks, including but not limited to: a need for export licenses; unexpected regulatory requirements; tariffs and other potential trade barriers and restrictions; political, legal and economic instability in foreign markets; longer account receivable cycles; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; limited protection of our intellectual property rights in some countries; dependence on local distributors; and potential disruptions in sales due to military or terrorist acts.  Any or a combination of these risks could result in a material adverse effect on our business, financial condition or results of operations.

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

OUR MANAGEMENT LACKS EXPERIENCE OPERATING A U.S. PUBLIC COMPANY.

Our management had no experience operating a U.S. public company before our acquisition of Tianshi Holdings. The initial difficulties with public company regulations faced by U.S. managers of a newly public company are aggravated with respect to our management, by our unfamiliarity with Western regulatory regimes and language and time zone differences. In addition, management must integrate new accounting rules and control procedures to comply with the requirements of the Sarbanes-Oxley Act of 2002. Learning compliance is likely to distract management from operations to a greater degree than might be the case of management of a U.S. company, and the period during which our management masters the rules, when errors are more likely to occur, may be longer. Accordingly, the expense and operational risks inherent to a transition from private to public company are greater for Tiens USA than might usually be the case.

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

A CAMPAIGN IMPOSED BY THE CHINESE GOVERNMENT AGAINST THE EXPORT OF UNSAFE FOOD AND SUBSTANDARD PRODUCTS, IN HINDERING OUR ABILITY TO EXPORT OUR PRODUCTS INTERNATIONALLY.

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

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and from August 2007 through the first quarter of 2008, we experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates. Beginning in the second quarter of 2008, these export restrictions were reduced for exports to countries in Africa and Asia, but remained in place for exports to countries in Europe and the Americas. During the third quarter of 2008, these export restrictions were further reduced and the campaign ended at the end of 2008.

We believe that these restrictions have resulted in some of our international affiliates not being able to purchase sufficient quantities of our products to meet their demand during 2007 and 2008, resulting in a loss of sales. Any similar campaigns in the future could have a negative impact on our revenue.

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

UNCERTAINTY IN THE DEVELOPMENT OF DIRECT SELLING REGULATIONS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS IN CHINA.

Substantially all of our assets are located in China, and approximately 41% and 48% of our revenues in 2007 and 2008, respectively, were derived from our operations in China. Accordingly, our operations are subject, to a significant degree, to Chinese law. In China, we are aiming to expand our market share through the branches, chain stores, and affiliated companies of Tianshi Engineering, our affiliate who sells our products in China. The regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals have been interpreted differently by different governmental authorities. The direct selling regulations require Tianshi Engineering to apply for approval to conduct a direct selling enterprise in China.

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

IF PREFERENTIAL TAX CONCESSIONS GRANTED BY THE PRC GOVERNMENT CHANGE OR EXPIRE, OUR FINANCIAL RESULTS AND RESULTS OF OPERATIONS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries, Biological and Life Resources currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% is now applicable to both DES and FIEs. A reduced rate of 10% may be possible for high-tech companies which qualified by local government and reviewed annually. As a result of preferential tax rate incentives, our operations under Biological have been subject to relatively lower tax liabilities than under the statutory tax rate. The estimated tax savings for the year ended December 31, 2008 and 2007 for Biological amounted to approximately $1,563,649 and $6,851,099, respectively. According to the new EIT, Life Resources could still be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. The estimated tax savings for the year ended December 31, 2008 amounted to $6,489,259 for Life Resources.

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we could be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as the relevant tax authorities may determine to be required by the laws of China.

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

DUE TO VARIOUS RESTRICTIONS UNDER PRC LAWS ON THE DISTRIBUTION OF DIVIDENDS BY OUR PRC OPERATING COMPANIES, WE MAY NOT BE ABLE TO PAY DIVIDENDS TO OUR STOCKHOLDERS.

The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Biological and Life Resources, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Biological and Life Resources are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Biological and Life Resources.

THE CHINESE LEGAL SYSTEM IS NOT FULLY DEVELOPED AND HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO INVESTORS.

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited legal precedent. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the People’s Republic of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

WE MAY EXPERIENCE DIFFICULTIES IN RESOLUTION OF LEGAL DISPUTES.

As China has not developed a dispute resolution mechanism similar to the Western court system, it may be difficult to enforce contracts and dispute resolution over Chinese projects and joint ventures can be difficult.  There is no assurance that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

CHINESE ECONOMIC, POLITICAL AND SOCIAL CONDITIONS AS WELL AS GOVERNMENT POLICIES COULD ADVERSELY AFFECT OUR BUSINESS.

All of our assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate,  control of foreign exchange, and allocation of resources.  The economy of China has been changing from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

RISKS RELATED TO OUR COMMON STOCK

THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED TRADING MARKET.

Shares of our common stock are traded on NYSE Alternext US LLC under the symbol “TBV”. The trading volume of our common stock historically has been limited and sporadic. As a result , the price for our common stock is not necessarily a reliable indicator of its fair market value and may fluctuate widely.

OUR COMMON STOCK MAY BE SUBJECT TO REGULATIONS PRESCRIBED BY THE SECURITIES AND EXCHANGE COMMISSION RELATING TO “PENNY STOCK.”

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

WE ARE MAJORITY OWNED BY ONE STOCKHOLDER.

Our president and chief executive officer, Jinyuan Li, controls a majority of our common stock. Jinyuan Li beneficially owns approximately 95.1% of our outstanding common stock. As a result, Jinyuan Li has the ability to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such change of control would benefit our other shareholders.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, AND THE LACK OF DIVIDENDS MAY HAVE A NEGATIVE EFFECT ON THE STOCK PRICE.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Also, see risk factor titled “Due to Various Restrictions Under PRC Laws on the Distribution of Dividends by Our PRC Operating Companies, We May Not Be Able to Pay Dividends to Our Stockholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We conduct our main business activities in Tianjin, China. Our primary facilities are located at No. 6. Yuanquan Road, Wuqing New-tech Industrial Park, Tianjin, PRC.

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group.  The lease expired at the end of 2007 and the annual rent was equal to 1% of our total gross revenues.  The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises.  Effective January 1, 2008, we entered into a new lease with Tianshi Group regarding the following properties on the same terms as the lease which expired at the end of 2007:

•	three office buildings with a total area of 8,265 square meters;

•	one research building with an area of 2,400 square meters; and

•	one dormitory with an area of 2,365 square meters.

In 2008 we paid $545,192 to Tianshi Group under the lease.  Effective January 1, 2009, we entered into a new lease with Tianshi Group regarding the same properties and on the same terms as the lease which expired at the end of 2008.

On December 14, 2007, Biological entered a Real Property Transfer Agreement (the “Transfer Agreement”) with Tianshi Group. Under the Transfer Agreement, Biological transferred to Tianshi Group title to buildings consisting of approximately 34,000 square meters of office, workshop, conference and exhibition space located at our headquarters in Tianjin China for $15,316,496.  Biological also transferred land use rights on the underlying land, which is owned by the government of China, continuing through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other properties.  On December 14, 2007, Biological and Tianshi Group also entered a Lease Agreement pursuant to which Biological has the right to use and occupy the office and workshop spaces being transferred under the Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that we move to the new administrative offices being constructed by Life Resources, or the land use rights on the underlying property expire.

The following properties are covered by the December 14, 2007 lease:

•	two workshops with an area of 8,600 square meters;

•	two warehouses with an area of 9,447 square meters; and

•	one power station with an area of 615 square meters

On December 25, 2008, Biological and Tianshi Group entered a Property Transfer Agreement (the “Property Transfer Agreement”). Under the Property Transfer Agreement, Biological transferred to Tianshi Group four buildings consisting of 9,974.31 square meters including three workshops and a canteen located at our headquarters in Tianjin, China. Pursuant to the Property Transfer Agreement, Tianshi Group will pay Biological RMB 32,800,000 ($4,785,520) over several installments during 2009.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the Property Transfer Agreement. The leases are rent-free, except that, Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

Life Resources Property

On December 20, 2007, Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi Investment to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of the share capital of Life Resources to Tianshi Holdings.  On March 13, 2008, the Chinese government approved the transfer. Pursuant to the Sale and Purchase Agreement, the Tianshi Holdings advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

•	$28,592,743 was paid by canceling a loan in the principal amount of RMB 200,000,000 to Tianshi Engineering owned by Biological together with interest accrued;

•	$16,557,914 was paid by canceling of other receivable owned by Tianshi Engineering to Biological; and

•	$19,096,525 was paid in cash.

Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices totaling approximately 420,000 square meters. Construction began in July 2006. The facilities are located 7 kilometers from our current headquarters in Tianjin, China.

As of December 31, 2008, the majority of the main structures of the Life Resources facility construction project had been completed. Since September 30, 2008, the office buildings, warehouses, work plants, product exhibition center and dormitories have undergone internal decoration. The cost of the completed work of these facilities is approximately $69,581,772 (based on an exchange rate of $1 = RMB 6.8551 as of September 30, 2008), which includes amounts paid for the underlying land use rights.  The main structures of the quality control center, power center, boiler room and new main material center are expected be completed in the first half of 2009 and internal decoration is expected to be completed in the second half of 2009.  As of the end of 2008, the cost of the completed work of these facilities was $78,782,353 (based on an exchange rate of $1 = RMB 6.8542 as of December 31, 2008), which includes amounts paid for the underlying land use right.  We expect that all construction work and equipment installation will be complete in 2009 and that the Life Resources facility is estimated to begin operation by the end of 2009.  We have provided for an amount of up to $72,957,554 (based on an exchange rate of $1 = RMB 6.8533 as of January 1, 2009) in its 2009 budget for capital expenditures on the Life Resources facility.  We intend to move our headquarters to these new facilities upon its completion.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 4, 2008, the annual meeting of our stockholders (the “Annual Meeting”) was held at our Tianjin offices for the following purposes:

1.	Elect the following persons to the Board of Directors: Jinyuan Li, Zheng Wan, Yupeng Yan, Gilbert Raker, Howard Balloch, and Socorro Quintero.

2.	Ratify the Board of Directors’ appointment of Grobstein, Horwath & Company LLP, the independent registered public accountants as our auditor for the fiscal year 2008.

In this Annual Meeting, there were accordingly present, in person or by proxy, an aggregate of 68,210,917 shares of Common Stock, such shares being a majority of the 71,333,586 shares of Common Stock entitled to notice of and to vote at the meeting.

The result of the vote taken for the election of directors at the meeting was as follows:

Directors	No. of Shares For	No. of Shares Against	Withheld Authority
Jinyuan Li	68,091,345	106,522	13,050
Zheng Wan	68,091,645	106,222	13,050
Yupeng Yan	68,090,655	107,212	13,050
Socorro Quintero	68,197,304	563	13,050
Howard Balloch	68,090,255	107,612	13,050
Gilbert Raker	68,197,304	563	13,050

The result of the vote taken for the ratification of the appointment of Grobstein, Horwath & Company LLP was as follows:

•	68,197,773 shares voted in favor of the proposal,

•	989 shares voted against the proposal, and

•	9,802 shares abstained.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Prices of Common Stock

Our common stock is listed on NYSE Alternext US LLC under the symbol “TBV”. The following table sets forth the range of high and low bid prices for our common stock reported by NYSE Alternext US LLC in each fiscal quarter from January 1, 2007 to December 31, 2008.

	High	Low
2007
Quarter Ended March 31	$ 6.99	$ 3.75
Quarter Ended June 30	$ 4.55	$ 3.55
Quarter ended September 30	$ 4.55	$ 2.65
Quarter ended December 31	$ 6.85	$ 2.25

2008
Quarter Ended March 31	$ 2.42	$ 2.00
Quarter Ended June 30	$ 2.15	$ 1.42
Quarter ended September 30	$ 1.60	$ 0.92
Quarter ended December 31	$ 2.20	$ 0.76

Stockholders

As of March 27, 2009, there were a total of 71,333,586 shares of our common stock outstanding, held by approximately 937 stockholders of record. This number of holders of record does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividend Policy

We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of Biological and Life Resources.  Please see additional discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition, Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA.

This information has been omitted based on the Company’s status as a smaller reporting company.

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

On December 20, 2007 Tianshi Holdings entered into a Sale and Purchase Agreement with Tianshi Investment.  Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million.  On March 13, 2008, the Chinese government approved the transfer of the shares of Life Resources, and Tianshi Holdings became the 100% owner of Life Resources.  As Tianshi Holdings and Life Resources were under common control by Jinyuan Li before the combination, the combination was treated for accounting purposes as a pooling of interests.  Our balance sheet at December 31, 2007 and financial statements for the twelve months ended December 31, 2007 year were adjusted as if Life Resources had been combined with us before January 1, 2007.

Overview

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, China through our 80% owned subsidiary, Biological and through our wholly-owned subsidiary, Life Resources.  We sell our products to affiliated companies in China and internationally.

We develop our products at our product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry. We have developed and produce 37 nutrition supplement products, which include wellness products and dietary nutrition supplements.

In China, we sell our products to Tianshi Engineering, an affiliated company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors.  Internationally, we sell our products to overseas affiliates who in turn re-package the products to meet the needs of the local markets and sell to independent distributors who use the products themselves and/or resell them to other distributors or consumers.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. In 2008 revenue was $77.2 million compared to $54.9 million in 2007, an increase of 40.7%. The breakdown of revenue between Chinese and international sales is as follows:

Chinese and International Revenue

	Revenue
Region	Year 2008	Year 2007	% Change
China	$ 33,711,474	$22,476,135	50.0%
International	$ 43,536,424	$32,423,925	34.3%

We believe that our strong sales growth in China was due to increased marketing efforts during 2008. In addition, during the third quarter of 2008, Tianshi Engineering announced plans to increase the prices of its products beginning in October 2008.  We believe this announcement prompted customers to stock up on certain products. The price increase of Tianshi Engineering products will not affect the price at which Biological sells to Tianshi Engineering.

The application of Tianshi Engineering for a direct selling license in China is still pending.  Until the application is approved, Tianshi Engineering will continue to sell our products through its branches, affiliated companies, and chain stores in China.

Increased international sales reflect a sharp increase in sales to Russia and Indonesia during 2008. In addition, in August of 2007, Administration for Quality Supervision, Inspection and Quarantine (AQSIQ) announced an ongoing national campaign in China against unsafe food and substandard products.  The special campaign against poor product quality was launched in response to a series safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve “100 percents”.  For example, 100 percent of food producers should be licensed; 100 percent of agricultural wholesale markets in cities must be monitored; 100 percent of suppliers of raw materials for exported products should be inspected; and 100 percent of agricultural products must be free of five types of strong pesticides.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for Chinese food products, and from August 2007 through the first quarter of 2008, we experienced significant delays in obtaining export clearance for all of the products which we sell to our international affiliates.  Beginning in the second quarter of 2008, these export restrictions were reduced for exports to countries in Africa and Asia, but remained in place for exports to countries in Europe and the Americas. During the last two quarters of 2008, these export restrictions were further reduced, and the campaign ended at the end of 2008.

Cost of sales. Cost of sales were $24.9 million in 2008 compared to $16.5 million in 2007, an increase of 50.5%.  This increase was primarily due to the corresponding increase in sales revenue. Cost of sales increased at a higher rate than revenue because of increases in the costs of raw materials and packing materials, and an increase in the portion of the products we sold in 2008 bearing a higher cost of production, relative to our other products, than in 2007.

Gross profit. Gross profit increased by 36.5% to $52.4 million in 2008, compared to $38.4 million in 2007. The gross profit margin for 2008 was 67.8% compared to 69.9% in 2007.  This decrease reflects an increase in the costs of raw materials and packing materials, and an increase in the portion of the products we sold in 2008 bearing a higher cost of production, relative to other products, than in 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 24.5% to $18.6 million in 2008, compared to $14.9 million in 2007. The increase was primarily due to increases in salaries and insurance costs ($1,149,665), allowance for bad debt ($1,037,089), research and development ($828,457), advertising expenses ($392,774) and house reserve funds ($231,456). The selling and administrative expenses as a percentage of sales decreased to 24.1% in 2008 from 27.2% in 2007, because of the increase in sales.

Other (expense) income, net. Other expense, net was $1.5 million of expense in 2008, compared to income of $1.5 million in 2007. On January 1, 2007, the $25.6 million loan to Tianshi Engineering became interest bearing.  In addition beginning in January 2007, we adopted a policy pursuant to which accounts receivable relating to Tianshi Engineering older than 90 days are transferred to other receivables-related parties and become interest bearing. In December 2007 Tianshi Engineering paid off the $25.6 million loan in full.  No accounts receivable relating to Tianshi Engineering remained outstanding for more than 90 days in 2008.

Net income. For the above stated reasons, net income in 2008 was $27.7 million compared to $17.9 million in 2007, an increase of 54.2%.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $18.8 million in 2008, compared to $7.3 million in 2007. The increase primarily reflects the increase in net income and the fact that in 2008 Tianshi Engineering paid us for products timely, while in 2007 Tianshi Engineering offset much of the amounts owed to us in purchase liabilities and other liabilities we owed Tianshi Engineering and its affiliates.

As of December 31, 2008, we had positive working capital of $62.0 million.  Cash was $44.9 million as of December 31, 2008, compared to $54.1 as of December 31, 2007.

Net cash used in investing activities was $37.3 million in 2008 compared to $33.7 million in 2007.  In August 2008, Life Resources paid RMB 42,252,723 ($6,164,672) in connection with the zoning changes to one parcel of land on which the land use rights was changed from “industrial” to “educational.”

Net cash provided by financing activities was $5.8 million for 2008, compared to $21.7 million for 2007.  In 2007, Life Resources received $21 million of capital contributions from Tianshi Investment.

Accounts receivable-related parties increased to $23.9 million as of December 31, 2008 from $14.3 million as of December 31, 2007. This is mainly due to the increase in sales in the fourth quarter of 2008 compared to that of 2007. Other receivable-related parties increased to $15.7 million as of December 31, 2008 from $13.9 million as of December 31, 2007. On December 25, 2008, Biological entered a Real Property Transfer Agreement with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 ($4,785,520). As of December 31, 2008, Tianshi Group had not paid us for the property transfer.

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

As of December 31, 2008, the majority of the main structures of the Life Resources facility construction project had been completed. Since September 30, 2008, the office buildings, warehouses, work plants, product exhibition center and dormitories have undergone internal decoration. The cost of the completed work of these facilities is approximately $69,581,772 (based on an exchange rate of $1 = RMB 6.8551 as of September 30, 2008), which includes amounts paid for the underlying land use rights.  The main structures of the quality control center, power center, boiler room and new main material center are expected be completed in the first half of 2009 and internal decoration is expected to be completed in the second half of 2009.  As of the end of 2008, the cost of the completed work of these facilities was $78,782,353 (based on an exchange rate of $1 = RMB 6.8542 as of December 31, 2008), which includes amounts paid for the underlying land use right.  We expect that all construction work and equipment installation will be complete in 2009 and that the Life Resources facility will begin operations by the end of 2009.  We have provided for an amount of up to $72,957,554 (based on an exchange rate of $1 = RMB 6.8533 as of January 1, 2009) in its 2009 budget for capital expenditures on the Life Resources facility.

The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Biological and Life Resources, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Biological and Life Resources are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends, except in the event of liquidation, and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Biological and Life Resources.

We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for 2009.

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

Revenue Recognition

During 2008, we sold both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products was recognized at FOB Tianjin shipping point. Revenue from finished products was recognized only when the related party Chinese distributors recognized sales of our products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, we only sell finished products. We recognize revenue from international sales (non-Chinese) to affiliated parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

We are generally not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return their products. In accordance with SFAS No. 48, “Revenue Recognition when the Right of Return Exists”, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As of December 31, 2008, Tianshi Engineering, an affiliated company, owned all of the related party distributors which sell our products in China.

Allowance for Doubtful Accounts

Our trade accounts receivables are mainly due from related companies. We have made full provision for accounts receivable-related parties aging over one year and a general allowance for doubtful debts of 0.5% of the remaining accounts receivable-related parties.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end, paying particular attention to the age of receivable outstanding.

Inventories

Inventories are stated at the lower of cost or market using the moving average basis.  Management reviews inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The adoption of this Statement had no effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2008. The adoption of this Statement had no effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combination" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R will be effective in the first quarter of fiscal 2009. We are evaluating the impact that this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements- An amendment of ARB No. 51" (“SFAS 160”). SFAS 160 provides a guide on how to report a non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. We are evaluating the impact, if any, that this statement will have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires an enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. We are evaluating the impact that this statement will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors an entity should considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this Statement had no effect on the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have a material impact on our consolidated financial statements.

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

Effect of Fluctuations in Foreign Exchange Rates

Our operating subsidiary, Biological, is located in China, and buys all of its raw materials in China and sells our products in China using the renminbi as the functional currency. Based on Chinese government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. As of December 31, 2008, the exchange rate was $1 = RMB 6.85, compared to $1 = RMB 7.31 as of December 31, 2007.

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

We are exposed to a foreign currency risk arising from the possibility that fluctuations in foreign exchange rates could impact accounts receivable from our sales to overseas affiliate companies. Overseas affiliate companies pay for the products they purchase in US dollars; therefore, the main foreign currency risk is the fluctuation of the US dollar against other currencies. In general, our payment term for accounts receivable is approximately 180 days, during which period those overseas affiliate companies exchange their local currency for US dollars, and, when we collect the accounts receivable from them in US dollars, we exchange the US dollars for renminbi. The collection and exchange of local currency may take overseas affiliates approximately 50 days, almost one third of our payment term of 180 days.  Thus, we believe that overseas affiliates bear approximately 30% of our exposure to U.S. currency exchange rate fluctuations. Sales to overseas affiliates totaled $39.8 million in 2008, and the average balance of our renminbi-denominated bank accounts was $46.7 million. Our 70% share in an adverse exchange rate swing of 10% would amount to approximately $2.8 million of the amount of sales to overseas affiliates and $3.3 million of the amount of renminbi-denominated bank accounts, which are insignificant in relation to our assets of $204.9 million and shareholders equity of $148.9 million as of December 31, 2008.  The total amount of sales in 2008 was $77.2 million, while the impact of fluctuation of foreign exchange rates would amount to approximately $2.8 million, which is less than 4% of the total sales in 2008, and we believe it is immaterial. Therefore, the anticipated fluctuation of foreign exchange rates will not significantly impact our relative financial data.

Currently we have not entered agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statement required by this item may be found following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2008, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.  We are not required to include in our Annual Report an attestation report by our independent auditors under the Public Company Accounting Oversight Board’s auditing Standard No. 2 until the filing of the Annual Report for the fiscal year ending December 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of our directors and executive officers as of March 27, 2009. Jinyuan Li has served on the Board since September 2003. Zheng Wan was appointed to the Board in November 2008. All other directors have served on the Board since January 2004.

NAME	AGE	POSITION
Jinyuan Li	51	Chairman, Chief Executive Officer, President and Director
Zheng Wan	43	Chief Financial Officer and Director
Yupeng Yan	46	Executive Vice President and Director
Socorro Quintero	57	Director
Howard Balloch	58	Director
Gilbert Raker	66	Director

None of our directors and officers was selected pursuant to any agreement or understanding with any other person. There is no family relationship between any director or executive officer and any other director or executive officer.

Jinyuan Li

Jinyuan Li has served as the Chairman of the Board and a Director since September 2003. Jinyuan Li is also our President and founder. He also serves as President of Tianshi Group and has held that position since 1995. Mr. Li has 14 years of experience in the petroleum and plastics industries. He holds a number of leadership positions in government and social associations, including as commissioner of the Tianjin Political Consultative Conference; Standing Director of China Entrepreneur’s National Council; Executive Commissioner of All-China Federation of Industry and Commerce; Vice President of Chinese Bioengineering Association; and Vice president of Chinese Healthcare Association. Mr. Li was elected as one of the Top Ten Most Outstanding Talents in the Greater China Area; one of the Ten Most Popular Personages Among the High-Ranking, by China Economic Forum; Excellent Entrepreneur, by the Organization Committee of the Second Chinese Entrepreneur Forum in 2003, and as the Most Creative Chinese Businessman of Asia in 2004. Mr. Li holds an MBA from Nankai University.

Zheng Wan

Mr. Wan has served as our Chief Financial Officer since November 2008. Prior to that, Mr. Wan served as General Manager for the Global Financial Center of the Company from June 2008, and as Manager for the Planning and Accounting Department of the Company from April 2005 to June 2008. Before joining the Company, Mr. Wan was the Vice President and Chief Financial Officer of Beijing Founder Information Technology Co. Ltd., an information technology business, from September 2001 to April 2005. Mr. Wan received his Bachelor of Economics from Capital Economic and Business University in Beijing, China, and a Master of Professional Accounting from Deakin University in Australia.  Mr. Wan is a Certified Public Accountant in China and holds the title of Senior Accountant.

Yupeng Yan

Mr. Yan has served as our Executive Vice-President since September 2003. Mr. Yan has also served as Vice-President of Tianshi Group since March 1997, acting as general manager of its Global Information Technology Center from July 2007 to January 2009 and as head of its Global Marketing Center from June 2004 to June 2007. Since August 2008 Mr. Yan has served as the General Manager of Tianshi Group’s Global Marketing Center.  Mr. Yan currently holds a number of leadership positions including Vice-Dean of Tianshi College (formerly Tianshi Occupational Technique Institute), and Vice-Chairman of Tianshi Science and Technique Association. Mr. Yan was elected as one of the Chinese Ten Outstanding Professional Managers in 2004. Mr. Yan received an Executive MBA from Nankai University in July 2004.

Socorro Quintero

Dr. Quintero serves as our director. Dr. Quintero is an Associate Professor of Finance and Managing Director of the Corporate Directors Institute at Oklahoma City University’s Meinders School of Business (“OCU”). Prior to joining OCU in 1993, she served as Assistant Professor of Finance at the University of South Florida. Dr. Quintero has extensive work experience in various industrial engineering capacities and management levels while working for Atlantic Steel Company, Abbott Laboratories and Levi Strauss & Co. She received a Bachelor of Science in Physics from the University of the Philippines, an M.S. in Industrial Engineering from the Georgia Institute of Technology, and a Doctorate in Finance from the University of Texas at Austin.

Gilbert Raker

Mr. Raker serves as our director and is currently a Partner at Wellfleet Partners, Inc., an investment banking and advisory firm in New York.  From November 1988 to January 2009 he was the President, Chief Executive Officer and Chairman the Board of SEMX Corporation, a company that manufactured materials and components used in microelectronic circuitry on a worldwide basis for the automotive, consumer electronics, defense, medical and aerospace industries.  Prior to November 1988, Mr. Raker worked at two private equity investment firms, was employed as the Chief Financial Officer and in one case the Chief Operating Officer of two New York Stock Exchange listed companies and served in a variety of capacities in numerous private companies.  Mr. Raker received his B.S. in Chemistry from Eastern University, his MBA in Production Management from Syracuse University and completed all of the course work for a PhD in Finance and Economics at Syracuse University.

Howard Balloch

Mr. Balloch serves as our director and is the founder and President of The Balloch Group, an investment advisory and merchant banking firm located in Beijing, China.  Mr. Balloch served as the Canadian ambassador to the People’s Republic of China from February of 1996 until July of 2001. Mr. Balloch currently serves on the board of directors of the following companies: Ivanhoe Energy, Inc. (TSX: IE, NASDAQ: IVAN), Ivanhoe Mines Ltd. (TSX, NYSE, NASDAQ: IVN), East Energy Corp. (TSX: EEC), Methanex Corporation (TSX:MX, NASDAQ: MEOH), and Maple Leaf Education Holding. Mr. Balloch is also the Vice-Chairman of the Canada China Business Council.  Mr. Balloch received his B.A. and M.A. degrees from McGill University.

Nominations by Stockholders

There have been no changes to the procedures by which the stockholders of our company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on November 17, 2008 for its Annual Meeting of Stockholders, which was held on December 4, 2008.

Audit Committee

The Board of Directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Socorro Quintero, Chairperson, Howard Balloch and Gilbert Raker, each of whom is independent as defined under Section 121(A) of NYSE Alternext US LLC listing standards currently in effect. None of the Audit Committee members is a current officer or employee of our company or any of its affiliates.

The Board of Directors has determined that Socorro Quintero and Gilbert Raker each qualify as an “audit committee financial expert” under Item 407(d) of Regulation S-K.

Code of Ethics

The Board has adopted a Code of Ethics to promote its commitment to the legal and ethical conduct of our company’s business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code of Ethics, which provides the foundation for compliance with all corporate policies and procedures, and best business practices.

The Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004. A written copy of the Code of Ethics will be provided upon request at no charge by writing to our corporate secretary, Henry Wen, at Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to 2008.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

All compensation decisions for our executive officers, including the salary of our CEO and President, Jinyuan Li, are made by Jinyuan Li.  Because Jinyuan Li owns more than 50% of our voting stock, we are a “controlled company” pursuant to Rule 801(a) of NYSE Alternext US LLC Rules (“NYSE Alternext Rules”).  Therefore, we are exempt from NYSE Alternext Rule 805(a), which requires that the compensation of a CEO and all other executive officers be determined, or recommended to the Board for determination, by a compensation committee composed of independent directors, or the majority of independent directors on the Board.

The objectives of our compensation programs.

We seek to attract and retain executive officers of the highest caliber and motivate them to maximize the success of our business.

What our compensation program is designed to reward.

Our CEO believes that he is incentivized by his large equity ownership in our company. Therefore, he believes that a long-term employment contract providing a base salary is appropriate compensation for him. With respect to the other executive officers’ base salaries, our CEO bases his recommendations on past salary levels with our company and his perception of the quality of their respective performances and attempts to match their salaries with his perception of compensation levels at a small number of companies he considers comparable. The CEO also takes in to consideration the relatively low salaries provided to executive officers by companies in China compared to public companies in the United States. Our CEO assesses the normal responsibilities of each position, as well as the extra responsibilities and additional work related to special projects which such executive officers may be expected to perform. No relative weight was assigned to any of the foregoing factors.

Elements of compensation.

Each executive officer receives cash compensation as a base salary. Base salary for our executive officers is fixed by their respective employment agreements, as described under “Employment Agreements.” Jinyuan Li and Wenjun Jiao’s salaries for 2008 were fixed pursuant to employment agreements with Tianjin Tianshi Biological Development Co. Ltd. (“Biological”) entered into in 2005. Wenjun Jiao was our principal financial officer until October 30, 2008. Zheng Wan has been our principal financial officer since November 12, 2008 and his salary for 2008 was fixed pursuant to an employment agreement dated November 3, 2008.  Their base salaries were based on our CEO’s subjective perceptions of salaries paid by comparable companies for comparable positions. The amount of the payments required to be paid upon termination of employment agreements for specified reasons are determined according to local Chinese employment regulations. Our executive officers did not receive any bonuses for 2008.  Due to the fact that we does not currently and did not in 2008 give bonuses to any of its named executive officers, Jinyuan Li did not identify any individual or corporate goals when setting the remuneration of Messrs. Jiao and Wan for 2008.

Our strategy is to maintain its compensation for employees at levels that are equal to or in excess of those offered by companies of comparable sizes, consistent with the individual employees’ capabilities and responsibilities. We do not currently have a stock option plan, but may consider adopting one in the future to further incentivize its employees.

Why we chose to pay each element.

We have entered into long-term employment agreements with Messrs. Li, Jiao and Wan which provided for base salaries.

The employment agreements with Messrs. Li and Wan provide for payments upon termination for specified reasons. These payments are required by local Chinese employment regulations. Additional information regarding applicable payments under such agreements is provided under the heading “Potential Payments Upon Termination or Change of Control.”

How we determine the amount for each element of pay.

With respect to the executive officers’ base salaries, our CEO bases his recommendations on past salary levels and his perception of the quality of their respective performances and attempts to match their salaries with his perception of compensation levels at a small number of companies he considers comparable, although not necessarily included in the NYSE Alternext Composite Index or Nasdaq Biotechnology Index. Our CEO assesses the normal responsibilities of each position, as well as the extra responsibilities and additional work related to special projects which such executive officers may be expected to perform. Our CEO also takes in to consideration the relatively low salaries provided to executive officers by companies in China compared to public companies in the United States.

Compensation Committee Interlocks and Insider Participation

During 2008, the members of the Compensation Committee were Gilbert Raker and Yupeng Yan. The Compensation Committee did not deliberate on executive compensation for fiscal 2008.  Wenjun Jiao, Yupeng Yan and Zheng Wan were each an employee and officer of our company during 2008. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of our company or another entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act with management and the full Board.  Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2008.

The Compensation Committee

Gilbert Raker, Chairman

Yupeng Yan

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2008, 2007 and 2006.

Name and Principal Position (1)	Year	Salary ($)	Total ($)
Jinyuan Li	2008	$166,660	$166,660
Chairman, Chief Executive	2007	$166,660	$166,660
	2006	$166,660	$166,660

Zheng Wan	2008	$8,618	$8,618
Chief Financial Officer (2)

Wenjun Jiao	2008	$71,815	$71,815
Former Chief Financial	2007	$77,000	$77,000
Officer (3)	2006	$77,000	$77,000

(1) Yupeng Yan was an employee Director of our company during 2008 but did not qualify as a “named executive officer” because his total compensation was less than $100,000.

(2)  Zheng Wan became Chief Financial Officer and Director on November 12, 2008 and was not an executive officer of our company prior to that.

(3)  Wenjun Jiao resigned as our Chief Financial Officer, Secretary and Director on October 30, 2008.

Grants of Plan Based Awards; Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

We do not have any stock option plans.

Pension Benefits

None.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation to any of its employees.

Employment Agreements

Our subsidiary, Biological, has entered into a statutory employment agreement with each of the named executive officers of our company. Jinyuan Li’s contract is dated June 1, 2005 and has an indefinite period. Wenjun Jiao’s contract was dated June 1, 2005 and provided for a term through June 30, 2010. The employment contract for Yupeng Yan is dated April 1, 2004 and provides for a term through March 31, 2009. Zheng Wan also has an employment contract with Biological, dated November 3, 2008 which provides for a term through December 31, 2013.

Under each of these employment contracts, the employee receives vacation time and social insurance according to Chinese government regulations.  The employment agreements can be renewed within 15 days of the expiration of each agreement with the mutual consent of the parties.  Biological may rescind each agreement without notice if, among other events, the employee materially violates Biological’s rules and regulations or the employee grossly neglects his or her duties and discloses our confidential business information that harms us.  Biological may rescind each agreement on 30 days’ notice and provide economic compensation if, among other events, the employee suffers from a disease or non-work related injury and after a recovery period is unable to work, or due to material changes the performance of the agreement has become unpractical.  Pursuant to the terms of each of the employment agreements, the employee may rescind its contract on 30 days’ written notice.

For 2008, we paid a salary of $166,660 to Jinyuan Li and $77,000 to each of Wenjun Jiao and Yupeng Yan. Mr. Wan’s contract provides for an annual salary of $80,000.

Potential Payments upon Termination or Change of Control

The employment contracts of Messrs. Li and Wan each provide for a one-time lump sum payment equal to six months of the employee’s then current salary if we terminate their employment contract for one of the following reasons:

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

Assuming that Messrs. Li and Wan were terminated for one of the above-stated reason, Mr. Li would receive $83,330 and Mr. Wan would receive $40,000.  There are no other circumstances, including a change of control of our company, where we are required to make any additional payment to Messrs. Li and Wan.

Director Compensation

For the fiscal year ended December 31, 2008, members of the Board who are not our employees are entitled to receive an annual cash retainer of $30,000.

Director Summary Compensation Table

The table below summarizes the compensation we paid to non-employee Directors for the fiscal year ended December 31, 2008.

Name (1)	Fees Earned or Paid in Cash ($)	Total ($)
Howard Balloch	$30,000	$30,000
Gilbert Raker	$30,000	$30,000
Socorro Quintero	$30,000	$30,000
Yupeng Yan (2)	$0	$0

(1)
Jinyuan Li, Wenjun Jiao and Zheng Wan are not included in this table as they were our employees during 2008 and received no compensation for their services as Directors.   Their compensation is disclosed in the table in the “Summary Compensation Table”.

(2)
Yupeng Yan was an employee Director of our company during 2008 and received no additional compensation for his services as Director.  He is not a named executive officer and is excluded from the “Summary Compensation Table”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of March 27, 2009 by each person or entity who is known by us to beneficially own five percent or more of our common stock; each director and executive officer of our company; and all directors and executive officers of our company as a group.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class
Jinyuan Li	67,830,000	95.1%
Zheng Wan	--	--
Yupeng Yan	--	--
Socorro Quintero	--	--
Howard Balloch	--	--
Gilbert Raker	--	--
All Directors and Executive Officers as a Group (6 persons)	67,830,000	95.1%
TIENS (USA) Investment Holdings Group Overseas Limited (2)	67,830,000	95.1%
____________________
(1) Unless otherwise indicated, the address for each named individual or group is c/o Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.
(2) The shares are owned by TIENS (USA) Investment Holding Group Overseas Limited (“TIH”). As sole director of TIH, Jinyuan Li has voting and dispositive power over the shares. The business address of TIH is c/o Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board has determined that directors Howard Balloch, Socorro Quintero and Gilbert Raker are “independent” under Section 803(A) of the listing standards of NYSE Alternext US LLC. The remaining members of the Board do not satisfy these “independence” definitions. The ownership by Jinyuan Li, the Company’s President and Chief Executive Officer, of more than 50% of the Company’s voting stock makes it a “controlled company” to which NYSE Alternext US LLC rules requiring a majority of the directors to be independent and relating to executive compensation and Board nominations need not apply.  The Board has an Audit Committee and a Compensation Committee.  The Board’s Compensation Committee members are Messrs. Gilbert Raker and Yupeng Yan.  Mr. Gilbert Raker as a member of the Board’s Compensation Committee is independent as defined under Section 803(A) of NYSE Alternext US LLC listing standards currently in effect. The Audit Committee members are Ms. Socorro Quintero, Chairperson, and Messrs. Howard Balloch and Gilbert Raker, each of whom is independent as defined under Section 803(A) of NYSE Alternext US LLC listing standards currently in effect.  The Board does not have a Nominating Committee. The entire Board assumes the duties that would be delegated to a Nominating Committee.

Transactions with Related Parties

We market all of our products through various domestic and international business entities that are related to us through common ownership. As a result, all of our total consolidated sales in 2008 were to related parties.

We have a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of our products to be sold in China. We sell our finished products to Tianshi Engineering at a price equal to 25% of the Chinese retail market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi Holdings, and we believe that it is a reasonable sales price for us to receive.  The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin.  However, based on fluctuations in the cost of raw materials and quantities produced, the gross profit margin percentage varied during the year.  This 75% figure was negotiated between the parties, and we believe that it is reasonable.  The goal of this new pricing policy was to try to maintain our gross margins on semi-finished goods at a similar level to historical gross margins for finished goods.  All of Tianshi Engineering’s Chinese affiliated companies are owned in whole or in part by Jinyuan Li’s immediate family members.

Internationally, we sell our products to overseas related companies located in 46 countries who in turn re-package and sell them to independent direct sales distributors. Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities are regulated through internal policies.

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

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and us during 2008 and 2007.

	December 31, 2008	December 31, 2007 As Adjusted
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,108,789 and $71,700 as of December 31, 2008 and 2007, respectively	$23,941,431	$14,268,229
Other receivables – related parties	$15,729,076	$13,887,138
Advances from customers – related parties	$3,239,650	$1,700,838
Other payables – related parties	$6,373,900	$7,938,205
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$2,137,742	$4,267,742

Revenue-related Parties

The details of revenue-related parties are as follows:

	2008	2007
Tianshi Engineering	$33,711,474	$22,476,135
Overseas Related Companies	43,536,424	32,423,925
Total	$77,247,898	$54,900,060

In China, we sell our products to Tianshi Engineering, an affiliated company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Internationally, we sell our products to overseas affiliates who in turn re-package the products to meet the needs of the local markets and sell to independent distributors who use the products themselves and/or resell them to other distributors or consumers.

Accounts Receivable-related Parties

The details of accounts receivables, trade-related parties are as follows:

	December 31, 2008	December 31, 2007
Tianshi Engineering	$4,362,355	$2,062,333
Overseas Related Companies	20,687,865	12,277,596
Allowance for Doubtful Accounts	(1,108,789)	(71,700)
Total	$23,941,431	$14,268,229

Other Receivables-related Parties

Other receivables - related parties are generated by us making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

The details of other receivables-related parties are as follows:

		December 31, 2007
	December 31, 2008	As Adjusted
Tianshi Engineering	$11,636,208	$9,460,811
Tianshi Group	4,018,078	2,347,489
Tianshi Yinshi Hotel	36,475	-
Tianjin Xingda Travel Co., Ltd	12,932	1,939
Tianshi Pharmaceuticals	5,922	5,065
Shanghai Tianshi Jinquan Investment Co.	1,846	874
Shengshi Real Estate Development	1,657	2,238
Beijin Xingda Travel Co., Ltd	1,195	5,959
Tianjin Xiongshi Construction and Decoration Co., Ltd	-	2,062,763
Others	14,763	-
Total	$15,729,076	$13,887,138

Historically, Tianshi Engineering remitted payment to us upon sales to third party customers.  However, in order to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we have agreed to allow Tianshi Engineering to defer payment to us.  Balances not remitted to us within 90 days are converted to other receivables - related parties.  Beginning on January 1, 2007, the other receivables - related parties became interest bearing.  The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. The credit terms provide an interest-free credit term of three months. Any amounts exceeding this term are transferred from accounts receivable - related parties to other receivable - related parties.  Beginning January 1, 2007, the other receivables - related parties became interest bearing once a loan contract is adopted.  The interest rate is the interest rate, on the date the loan commences, that is stipulated by the People’s Bank of China for a loan of the same level. In 2008, Tianshi Engineering remitted payment to us timely and therefore no accounts receivable due from Tianshi Engineering were converted to interest bearing receivables. For the year ended December 31, 2008 and 2007, the interest income from the other receivables - related parties amounted to $0 and $ 435,913, respectively.

During the years ended December 31, 2008 and 2007, we and Tianshi Group used common meters at our headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 31, 2008, Biological entered into a Property Transfer Agreement with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 ($4,785,520).  As of December 31, 2008, Tianshi Group had not paid for the property transfer.

As the renminbi has been increasing in value against the dollar over the past several years, beginning in 2007, we have exchanged cash held in dollars into renminbi through Tianjin Xiongshi Construction and Decoration Co., Ltd (“Xiongshi Construction”), a related party construction company, which is 100% owned by the Company’s current Chairman, Chief Executive Officer and President, Jinyuan Li. For the years ended December 31, 2008 and 2007, the amounts transferred to Xiongshi and changed to renminbi were $12,500,000 and $21,028,671, respectively.

Advances from Customers-related Parties

Advances from related party customers were $3.2 million and $1.7 million as of December 31, 2008 and 2007, respectively.  These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables-related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.  The details of other payable-related parties are as follows:
	December 31, 2008	December 31, 2007 As adjusted
Tianshi Investment	$6,080,385	$7,490,136
Tianshi Germany Co., Ltd	105,553	109,233
Tianyuan Capital Development Co. Ltd. ("Capital")	84,359	84,359
Beijin Xingda Travel Co., Ltd	80,245	-
Tianjin Tianshi Global International Trade Co., Ltd	23,344	-
Tianshi Administrative Committee of Industrial Park	14	13
Tianshi Engineering	-	244,980
Tianshi Pharmaceuticals	-	9,308
Tianshi Shanghai Co., Ltd	-	176
Total	$6,373,900	$7,938,205

On December 21, 2007, we, Tianshi Investment and Life Resources entered a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. We agreed to repay the $7.5 million to Tianshi Investment within five days of the date of the government’s approval of the transfer of the shares of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer, and we repaid $7.5 million to Tianshi Investment on March 18, 2008, by canceling $7.5 million of accounts receivable owed to it by Tianshi Engineering.  (See note 4 to our consolidated financial statements.)

On January 21, 2008, Life Resources and Tianshi Investment entered into a loan agreement pursuant to which Tianshi Investment provided a loan to Life Resources for $6.5 million without interest. The loan was due on June 30, 2008. On June 30, 2008, the parties agreed to extend the loan until December 31, 2008. Life Resources used the loan to increase its registered share capital.  In November 2008, we paid $419,614.80 to Tianshi Investment. The remaining loan was extended to June 30, 2009 by the parties as agreed on December 31, 2008.

Long Term Debt-related Party

On September 10, 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing June 30, 2006 and ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital.   Interest of $266,273 and two installment payments totaling $2,130,000 were made in 2008.

Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease provides for an annual rent at 1% of our total gross revenues. The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. The term of the lease was for five years and expired on December 31, 2007. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. We entered into a new one-year lease agreement with Tianshi Group, effective January 1, 2008 covering the same facilities and having identical rent terms.  The total amount paid on this lease amounted to $545,192 for the 12 months ended December 31, 2008.  Effective January 1, 2009, we entered into a new lease with Tianshi Group regarding the same facilities and on the same terms as the lease which expired at the end of 2008.

On December 14, 2007, Biological entered into a Real Property Transfer Agreement (the “Transfer Agreement”) with Tianshi Group. Under the Transfer Agreement, Biological transferred to Tianshi Group title to buildings consisting of approximately 34,000 square meters total of office, workshop, conference and exhibition space, located at our headquarters in Tianjin China for $15,316,496.  Land use rights on the underlying land, which is owned by the government of China and which rights continue through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other properties were also transferred.  Biological also assigned certain contracts with third parties related to the servicing and upkeep of the buildings being transferred (collectively, the “Third Party Contracts”).  In consideration for the transfer of the buildings and land-use rights, Tianshi Group paid Biological $15,334,037, plus $3,190,773 to cover pre-payments previously made by Biological under the Third Party Contracts.

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

On December 25, 2008, Biological and Tianshi Group entered into a Property Transfer Agreement (the “Property Transfer Agreement”). Under the Property Transfer Agreement, Biological transferred to Tianshi Group four buildings consisting of 9,974.31 square meters including three workshops and a canteen located at our headquarters in Tianjin China. Pursuant to the Property Transfer Agreement, Tianshi Group will pay Biological RMB 32,800,000 ($4,785,520). This transaction resulted in a loss of RMB 1,912,983 ($274,762) for Biological. We bore 80% of the loss, or $ 219,810.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the Property Transfer Agreement. The leases are rent-free, except that, Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continues until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

Transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological for one year started from January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and on October 17, 2007 for the 2008 fiscal year. Rent revenue from these leases amounted to $326,965 and $379,083 for the years ended 2008 and 2007, respectively.

On October 31, 2007, Biological entered into four lease agreements with Tianshi Engineering which enable Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological.  Each of the four agreements is effective as of January 1, 2008 and expires on December 31, 2009. On December 31, 2007, Biological entered into two supplemental agreements, which added fourteen pieces of personal care products production equipment to, and removed two health products production workshops from, two of the lease agreements Biological entered into on October 31, 2007. Following is a summary of the monthly rent payable to Biological under the four leases Biological entered into on October 31, 2007 (as amended by the two supplemental agreements entered into on December 31, 2007):

Lease Agreement	Monthly rent

Lease Agreement for Health Products Production Equipment	$12,252
Lease Agreement for Health Products Production Workshops	$6,326
Lease Agreement for Personal Care Product Production Equipment	$6,014
Lease Agreement for Personal Care Products Production Workshops	$3,086

On December 25, 2008, Biological entered into a Transfer Agreement with Tianshi Group, the parent company of Tianshi Engineering, pursuant to which Biological transferred to Tianshi Group four buildings which were all buildings in the Lease Agreements. The Lease Agreement for Health Products Production Workshops, entered into on October 31, 2007, the related supplemental agreement entered into on December 31, 2007, and the Lease Agreement for Personal Care Products Production Workshops, entered into on October 31, 2007, expired at the end of fiscal 2008.

Other Transactions with Tianshi Engineering

In October 2005, Biological entered into two agreements with Tianshi Engineering regarding the joint ownership of certain certificates issued by the PRC government to enable Tianshi Engineering to distribute Biological’s products in China. Biological and Tianshi Engineering continue to have joint ownership of these certificates.

On October 26, 2005, Biological entered an agreement with Tianshi Engineering (the “Wellness Products Agreement”) relating to the joint ownership of the Certificates of Domestic Wellness Product issued by the State Food and Drug Administration of the PRC (the “SFDA”) covering 18 of Biological’s wellness products (the “Wellness Certificates”) and the relevant production technology. Pursuant to the Wellness Products Agreement, Biological will jointly share the ownership of the Wellness Certificates and relevant production technology with Tianshi Engineering. Under the agreement, Biological and Tianshi Engineering both have the right to use the Wellness Certificates and all technology to produce, manufacture and sell wellness products pursuant to local law.

On October 26, 2005, Biological entered an agreement with Tianshi Engineering (the “Dietary Supplement Products Agreement”) relating to the joint ownership of the Certificates of Domestic Dietary Supplement Product covering ten of Biological’s dietary supplement products (the “Dietary Supplement Certificates”) and the relevant production technology. Pursuant to the Dietary Supplement Products Agreement, Biological will jointly share the ownership of the Dietary Supplement Certificates and relevant production technology with Tianshi Engineering. Tianshi Engineering is agreeing to share ownership of the Dietary Supplement Certificates and relevant production technology with Biological. Under the agreement, Biological and Tianshi Engineering both have the right to use the Dietary Supplement Certificates and all technology to produce, manufacture and sell the dietary supplement products pursuant to local law.

Tianshi Engineering paid Biological the full purchase price for the rights to the certificates in 2005. The Nutrition Supplements Market Committee of the China Health Care Association (“CHCA”) assessed the value of the certificates subject to the agreements. The CHCA is an independent, non-profit organization composed of manufacturing enterprises, research and development institutions in the medical and health industry and entrepreneurs and professionals from related fields.

Transactions with Tianshi Pharmaceuticals

In April 2004, Tianshi Holdings entered a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture (“Tiens Yihai”). Tiens Yihai was initially 99.4% owned by Tianshi Holdings and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility in Shanghai, China. In March 2007, we decided to suspend the proposed development by Tiens Yihai.

On October 14, 2008, Tiens Yihai received an approval from the local government to decrease its registered capital from $200 million to $29,989,361, an amount corresponding to its paid-in capital. Pursuant to the change in registered capital, the percentage of capital ownership of both investors changed. The share held by Tianshi Holdings decreased from 99.4% to 96% and the share owned by Tianshi Pharmaceuticals increased from 0.06% to 4% of Tiens Yihai’s share capital.

Due to the continued uncertainty relating to the Tiens Yihai project, we plan to sell Tiens Yihai in 2009. Tianshi Holdings, Tianshi Pharmaceuticals and Tianshi Group entered into a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to buy Tianshi Holdings' 96% share of Tiens Yihai, with Tianshi Group guaranteeing payment.

Transactions with Tianshi Investments

On December 20, 2007, Tianshi Holding entered into a Sale and Purchase Agreement with Tianshi Investment, Biological and Tianshi Engineering. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources from Tianshi Investment for RMB 474,674,415, or $64,247,182. The closing of the transaction was subject to government approval of the transfer of Life Resources to Tianshi Holdings.  On March 13, 2008, the government approved the transfer.

Pursuant to the Sale and Purchase Agreement, we advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

•	$28,592,743 was paid by canceling a loan in the principal amount of RMB 200,000,000 to Tianshi Engineering owned by Biological together with interest accrued;
•	$16,557,914 was paid by canceling of other receivable owned by Tianshi Engineering to Biological; and
•	$19,096,525 was paid in cash.

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

Transactions with Life Sciences

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

Transactions with Baofeng

On September 4, 2008, we entered into a one-year storage services agreement (the “Baofeng Agreement”) with Tianjin Baofeng Construction & Engineering Co., Ltd., a third party company. Under the Baofeng Agreement, Biological leased a warehouse of 6,745.28 square meters located in Wuqing New-tech Industrial Park, Tianjin, China at the lease fees of RMB 87,688.64 per month. The agreement terminates on September 9, 2009.  The total amount paid in 2008 under this lease was $37,784.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 13, 2009, the Board appointed Crowe Horwath LLP (“Crowe”) as independent auditors to audit our financial statements for the fiscal year ended December 31, 2008.  From September 26, 2007 to January 13, 2009 Grobstein, Horwath & Company LLP (GH&C”) served as our independent auditors.  Prior to September 26, 2007 Moore Stephens Wurth Frazer and Torbet, LLP (“MSWF&T”) had served as our independent auditor since 2002.

Public Accounting Fees

Moore Stephens Wurth Frazer and Torbet, LLP
2007
Audit Fees	$200,000
Audit Related Fees	$0
Tax Fees	$5,000
All Other Fees	$0

Audit fees were for professional services rendered by MSWF&T during the 2007 fiscal year for the review of the financial statements included in our first and second quarter reports on Forms 10-Q, and services that are normally provided by MSWF&T in connection with statutory and regulatory filings or engagements for that fiscal year.  MSWF&T did not bill any other fees for services rendered to us during the fiscal year ended December 31, 2007 for assurance and related services in connection with the audit or review of our financial statements. Tax fees involved preparation of the consolidated tax returns. All other fees consisted of professional advice on our company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Grobstein, Horwath & Company LLP
	2008	2007
Audit Fees	$294,000	$20,000
Audit Related Fees	$0	$0
Tax Fees	$5,000	$0
All Other Fees	$0	$0

Audit fees were for professional services rendered by GH&C during the 2007 fiscal year for the review of the financial statements included in our third quarter report on Form 10-Q, and services that are normally provided by GH&C in connection with statutory and regulatory filings or engagements for that fiscal year. Audit fees were for professional services rendered by GH&C during the 2008 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by GH&C in connection with statutory and regulatory filings or engagements for that fiscal year. Tax fees involved preparation of the consolidated tax returns. GH&C did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2007 and 2008 for assurance and related services in connection with the review of our financial statements.

Pre-approval of Services

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.  The audit, tax, and all other fees and services described above were pre-approved for 2007 and 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	Form of Labor Contract; and

•	Labor Contract dated November 3, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Zheng Wan.

(b) The exhibits listed on the Exhibit Index are filed as part of this report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, as amended, dated as of August 22, 2003, by and among Strategika, Tianshi Holdings and the Stockholders of Tianshi Holdings. (1)
3.1	Certificate of Incorporation of Tiens Biotech Group (USA), Inc., as amended (11)
3.2	By-laws of Tiens Biotech Group (USA), Inc. (2)
4.1	Specimen Stock Certificate (2)
10.1	Product Purchase and Sales Agreement, dated June 25, 2003, by and between Tianjin Tianshi Biological Development Co., Ltd. And Tianjin Tianshi Biological Engineering Co. Ltd. (3)
10.2	Term Loan Agreement, dated March 29, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (4)
10.3	Term Loan Agreement, dated April 24, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (5)
10.4	Term Loan Extension Agreement, dated June 28, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (5)
10.5	Term Loan Agreement, dated July 23, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (11)
10.6	Term Loan Extension Agreement, dated September 27, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (6)
10.7	Term Loan Agreement, dated October 15, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (11)
10.8	Health Products Production Workshops Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.9	Personal Care Products Production Workshops Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.10	Health Products Production Equipment Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.11	Personal Care Products Production Equipment Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.12	Real Property Transfer Agreement, dated December 14, 2007, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd. (11)
10.13	Lease Agreement, dated December 14, 2007, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd. (11)
10.14
Sale and Purchase Agreement dated December 20, 2007 by and among Tianshi International Investment Group Co., Ltd., Tianshi International Holdings Group Limited, Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (11)

10.15	Capital Contribution Agreement dated December 21, 2007 by and between Tianshi International Holdings Group Co., Ltd. and Tianshi International Investment Group Co. Ltd. (11)
10.16	Health Products Production Workshops Supplemental Agreement, dated December 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.17	Personal Care Products Production Equipment Supplemental Agreement, dated December 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.18	Loan Agreement dated January 14, 2008 by and between Tianshi International Holdings Group Co., Ltd. and Tianshi International Investment Group Co. Ltd. (11)
10.19	Lease Agreement, dated January 17, 2008, by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd. (11)
10.20	Form of Labor Contract (3)
10.21	Loan Agreement dated January 14, 2008 by and between Tianshi International Holdings Group Limited and Tianshi International Investment Group Co., Ltd. (7)

10.22	Loan Agreement dated January 21, 2008 by and between Tianshi International Investment Group Co., Ltd. and Tianjin Tiens Life Resources Co., Ltd. (7)
10.23
Agreement dated April 9, 2008 by and between Tianshi International Holdings Group Limited, Tianshi International Investment Group Co., Ltd., Tianjin Tianshi Biological Development Co., Ltd, and Tianjin Tianshi Biological Engineering Co., Ltd. (8)

10.24	Loan Agreement Amendment dated June 30, 2008 by and between Tianshi International Investment Group Co., Ltd. and Tianjin Tiens Life Resources Co., Ltd. (8)
10.25
Supplementary Agreement for Grant Contract of State-Owned Land Use Right dated August 25, 2008 by and among Tianjin Tiens Life Resources Co., Ltd., Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau and Tianjin Tiens Life Science Co., Ltd. (9)

10.26*	Labor Contract dated November 3, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Zheng Wan
10.27*	Property Transfer Agreement dated December 25, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.
10.28*	Lease Agreement dated January 1, 2009 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.
10.29*	Equipment Lease Agreement dated January 1, 2009 between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Group Co. Ltd.
10.30*	Storage Service Agreement dated September 4, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Baofeng Construction & Engineering Co., Ltd.
10.31*	Loan Agreement Amendment dated December 31, 2008 between Tianjin Tiens Life Resources Co., Ltd. and Tianshi International Investment Group Co., Ltd.
10.32*
Supplemental Agreement of Lease Agreement for Health Products Production Workshops dated December 31, 2007 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

10.33*
Supplemental Agreement of Lease Agreement for Personal Care Products Production Equipment dated December 31, 2007 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

14.1	Code of Ethics (10)
21.1*	Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.
(2) Filed as an exhibit to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on March 7, 2002.
(3) Filed as an exhibit to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.
(4) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007.
(5) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007.
(6) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.
(7) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008.
(8) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.
(9) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
(10) Filed as an exhibit to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.
(11) Filed as an exhibit to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIENS BIOTECH GROUP (USA), INC.

Date: March 31, 2009
/s/ Jinyuan Li
Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 31, 2009
/s/ Zheng Wan
Zheng Wan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jinyuan Li	Chairman of the Board, Chief Executive	March 31, 2009
Jinyuan Li	Officer and President (Principal Executive Officer)

/s/ Zheng Wan	Chief Financial Officer (Principal	March 31, 2009
Zheng Wan	Financial and Accounting Officer) and Director

/s/ Yupeng Yan	Executive Vice President and Director	March 31, 2009
Yupeng Yan

/s/ Gilbert Raker	Director	March 31, 2009
Gilbert Raker

/s/ Howard Balloch	Director	March 31, 2009
Howard Balloch

/s/ Socorro Quintero	Director	March 31, 2009
Socorro Quintero

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Tiens Biotech Group (USA), Inc.

We have audited the accompanying consolidated balance sheet of Tiens Biotech Group (USA), Inc.  as of December 31, 2008, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 3, 10, 11, 12 and 13 to the consolidated financial statements, the Company has had numerous significant transactions with entities that are under common control, including that all of the Company’s sales are currently and have historically been made to related parties controlled by the majority shareholder of the Company.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 26, 2009

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

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiens Biotech Group (USA), Inc. as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 10, 11 and 12 to the consolidated financial statements, the Company has had numerous significant transactions with entities that are under common control. The most significant of these transactions is that all of the Company’s sales are currently and have historically been made to a related party controlled by the shareholder of the Company

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 25, 2008, except for Note 3, as to
which date is May 9, 2008

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

		2007
	2008	As Adjusted
A S S E T S

CURRENT ASSETS:
Cash	$20,992,573	$54,081,848
Cash related to assets held for sale	23,861,938	-
Total cash	44,854,511	54,081,848
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $1,108,789 and $71,700
as of December 31, 2008 and 2007, respectively	23,941,431	14,268,229
Accounts receivable, trade - third parties	-	104,398
Inventories	8,365,607	5,949,963
Other receivables	813,591	1,068,343
Other receivables - related parties	15,729,076	13,887,138
Employee advances	112,591	65,901
Prepaid expenses	301,898	623,638
Prepaid income taxes	1,531,207	-
Assets held for Sale	10,904,842	-
Total current assets	106,554,754	90,049,458

PROPERTY, PLANT AND EQUIPMENT, net	10,274,643	16,071,900

OTHER ASSETS:
Construction in progress	72,300,104	39,792,774
Construction deposits	2,586,302	1,089,216
Intangible assets, net	13,137,195	9,246,879
Other assets	87,541	5,301,847
Total other assets	88,111,142	55,430,716

Total assets	$204,940,539	$161,552,074

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$6,283,849	$4,070,906
Advances from customers - related parties	3,239,650	1,700,838
Wages and benefits payable	1,449,146	1,250,685
Other taxes payable	117,818	536,819
Income taxes payable	-	665,726
Contractor deposits	163,248	595,128
Contractor payables	11,871,456	7,820,285
Other payables	1,933,743	1,133,539
Other payables - related parties	6,373,900	7,938,205
Dividend payable to minority interest	-	4,902,629
Current portion of long term debt, related party	2,130,000	2,130,000
Liabilities directly associated with assets classified as held for sale	122,047	-
Total current liabilities	33,684,857	32,744,760

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	2,137,742	4,267,742
Other payables-non current	-	538,130
Deferred income	11,208,844	4,895,049
Total non current liabilities	13,346,586	9,700,921

Total liabilities	47,031,443	42,445,681

MINORITY INTEREST	9,006,438	6,144,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 250,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	9,234,123	8,842,009
Statutory reserves	9,420,783	9,420,783
Retained earnings	106,325,356	78,668,160
Accumulated other comprehensive income	23,851,062	15,960,044
Total shareholders' equity	148,902,658	112,962,330
Total liabilities and shareholders' equity	$204,940,539	$161,552,074

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

		2007
	2008	As Adjusted
REVENUE - RELATED PARTIES	$77,247,898	$54,900,060

COST OF SALES - RELATED PARTIES	24,870,178	16,526,695

GROSS PROFIT	52,377,720	38,373,365

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,574,719	14,921,414

INCOME FROM OPERATIONS	33,803,001	23,451,951

(Interest expense)	(266,273)	(399,773)
Interest income	881,070	3,038,755
Other (expense) income, net	(2,099,913)	(1,161,071)
OTHER (EXPENSE) INCOME, NET	(1,485,116)	1,477,911

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	32,317,885	24,929,862

PROVISION FOR INCOME TAXES	2,345,474	2,026,875

INCOME BEFORE MINORITY INTEREST	29,972,411	22,902,987

MINORITY INTEREST	2,315,215	4,966,397

NET INCOME	27,657,196	17,936,590

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	7,891,018	9,915,740

COMPREHENSIVE INCOME	$35,548,214	$27,852,330

EARNINGS PER SHARE, BASIC AND DILUTED	$0.39	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
						other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income	Totals
BALANCE, January 1, 2007, as adjusted,	71,333,586	$71,334	$8,842,009	$9,420,783	$60,731,570	$6,044,304	$85,110,000

Net Income					17,936,590		17,936,590
Foreign currency translation gain						9,915,740	9,915,740

BALANCE, December 31, 2007	71,333,586	$71,334	$8,842,009	$9,420,783	$78,668,160	$15,960,044	$112,962,330

Net Income					27,657,196		27,657,196
Foreign currency translation gain						7,891,018	7,891,018
Paid-in-capital			392,114				392,114

BALANCE, December 31, 2008	71,333,586	$71,334	$9,234,123	$9,420,783	$106,325,356	$23,851,062	$148,902,658

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

		2007
	2008	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,657,196	$17,936,590
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Provision for doubtful accounts	1,037,089	(15,076)
Minority interest	2,315,215	4,966,397
Depreciation	2,681,167	2,898,586
Amortization	323,276	384,464
Interest income	55,641	313,402
(Gain) loss on sale of assets	39,208	(145,475)
(Gain) loss on assets written off	192,833	-
Inventory write off	-	84,521
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(17,917,994)	(25,662,367)
Accounts receivable, trade - third parties	109,674	(81,673)
Other receivables	314,367	1,824,205
Other receivables - related parties	2,538,775	1,439,387
Inventories	(1,873,607)	1,211,822
Employee advances	(42,928)	81,239
Prepaid expense	356,136	1,586,652
Increase (decrease) in liabilities:
Accounts payable	2,007,985	(313,235)
Accounts payable - related parties	-	-
Advances from customers - related parties	1,402,445	25,320
Wages and benefits payable	195,555	185,502
Other taxes payable	(2,654,720)	142,666
Other payables	459,357	576,205
Other payables - related parties	(390,158)	(107,546)
Net cash provided by operating activities	18,806,512	7,331,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deposit on acquisition of Life Resource	-	(19,096,525)
Increase in loans receivable - related party	-	493,941
Increase in long-term prepaid expense	-	(209,087)
Collections from loans to local government	457,329	-
Increase in intangible assets	(6,068,759)	(132,027)
Construction deposits	(4,391,560)	(1,045,877)
Contractor deposits	(464,499)	346,934
Addition to construction in progress	(25,714,095)	(25,196,562)
Proceeds from sales of properties	426,288	14,111,723
Purchase of equipment and automobiles	(1,531,589)	(3,003,945)
Net cash used in investing activities	(37,286,885)	(33,731,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	6,080,385	27,900,609
Increase (payment) in other payables-non current	(282,664)	516,718
Increased in paid in capital	482,516	-
Increase in deferred income	5,891,999	-
Payments on long term debt, related party	(1,197,662)	-
Payments to minority interest shareholder	(5,150,414)	(6,676,102)
Net cash provided by financing activities	5,824,160	21,741,225

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,428,876	3,525,922

DECREASE IN CASH	(9,227,337)	(1,132,692)

CASH, beginning of year	54,081,848	55,214,540

CASH, end of year	$44,854,511	$54,081,848

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$266,273	$399,773
Income taxes	$3,877,420	$2,215,159

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

The Company is currently owned 4.91% by public stockholders and 95.09% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited ("Tianshi Holdings"). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological"), 96% of Tiens Yihai Co., Ltd. ("Tiens Yihai") and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”).

Acquisition of Tianshi Holdings and Biological

On September 9, 2003, the Company received all of the issued and outstanding common stock of Tianshi Holdings in exchange for the issuance by the Company of 68,495,000 shares of its common stock to the original stockholders of Tianshi Holdings, representing 95.09% of the issued and outstanding common stock of the Company at such time, after giving effect to the issuance.

On June 18, 2003, Tianshi Holdings acquired 80% of Biological from Tianshi Hong Kong International Development Co., Ltd. ("Tianshi Hong Kong"), which was 100% owned by the Company's current Chairman, Chief Executive Officer and President, Jinyuan Li. Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”) owned the remaining 20% of Biological.

Tianshi Engineering is 49% owned by Baolan Li, the daughter of Jinyuan Li and 51% by Tianjin Tianshi Group Co., Ltd. ("Tianshi Group"). In June 2003, Tianshi Engineering transferred its 20% interest in Biological for no consideration to Tianjin Tianshi Pharmaceuticals Co., Ltd (“Tianshi Pharmaceuticals”） and Tianshi Holdings acquired 80% of Biological from Tianshi Hong Kong for no consideration. On February 25, 2008, Tianshi Pharmaceuticals, which is 100% owned by Tianshi Group, transferred its 20% interest in Biological to Tianshi Engineering.

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

In 2007 the Company decided to transfer the location of its new research and development, production and marketing center from Shanghai Industrial Park to Tiens International Health Industrial Park in Wuqing, Tianjin. The Company plans to sell Tiens Yihai in 2009. In anticipation of this sale, the registered capital requirement of Tiens Yihai was decreased from $200 million to $29,989,361 which coincided with its then-current paid in capital. This reduction was approved by the local government on October 14, 2008. Pursuant to the change of the registered capital requirement and the capital contributions from both investors, the share held by Tianshi Holding decreased from 99.4% to 96% and the share held by Tianshi Pharmaceuticals increased to 4% from 0.06%.

Acquisition of Life Resources

On December 20, 2007, Tianshi Holdings entered a Sale and Purchase Agreement with Tianshi International Investment Group Co., Ltd., a British Virgin Islands Company (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. On March 13, 2008, the Chinese government approved the transfer and the Company became the 100% shareholder of Life Resources.

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

Nature of operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products. During 2007, the Company discontinued its personal care products, which had not been a material part of its business. In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Outside the PRC, the Company sells its products to overseas affiliated companies located in 46 countries who in turn re-package them and sell to independent direct sales distributors.

Note 2 – Summary of significant accounting policies

Basis of Presentation

These consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The reporting entity

The Company’s consolidated financial statements reflect the activities of the following Company subsidiaries:

Subsidiary	Jurisdiction	% Ownership
Tianshi Holding	British Virgin Islands	100.0%
Biological	P.R.C.	80.0%
Tiens Yihai	P.R.C.	96.0%
Life Resources	P.R.C.	100.0%

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

As Tianshi Holdings and Life Resources were under common control before the combination was consummated, the combination of Life Resources was treated for accounting purposes in a manner similar to a pooling of interests. The consolidated financial statements of the Company as of and for the years ended December 31, 2008 and 2007 were adjusted as if Life Resources had been combined with the Company on January 1, 2007.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable. Actual results could differ from these estimates.

Foreign currency translation

The reporting currency of the Company is the US dollar. Biological, Tiens Yihai and Life Resources’ financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Translation adjustments resulting from this process are included in other comprehensive income in the statement of income and other comprehensive income.

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

Translation adjustments amounted to $7,891,018 and $9,915,740 for the years ended December 31, 2008 and 2007, respectively. Asset and liability accounts at December 31, 2008 were translated at RMB6.85 to $1.00 USD compared to RMB7.31 at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2008 and 2007 were RMB6.96 and RMB7.62, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 2008 and December 31, 2007, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

	December 31, 2008		December 31, 2007
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$4,267,742	$4,244,098	$6,397,742	$6,443,795

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At December 31, 2008 and December 31, 2007 receivables outstanding more than 180 days totaled $3,316,115 and $2,937,718, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

	Balance at Beginning of Period	Increase (Decrease) of provision for Doubtful Accounts	Balance at End of Period
Period ended December 31, 2008
Reserves and allowances deducted from assets accounts:

Allowance for doubtful accounts:	$71,700	$1,037,089	$1,108,789

Period ended December 31, 2007
Reserves and allowances deducted from assets accounts:

Allowance for doubtful accounts:	$86,776	$(15,076)	$71,700

Inventories

Inventories are stated at the lower of cost or market using the moving average basis. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be adjusted. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses are as follows:.

	Balance at Beginning of Period	Increase of provision for Doubtful Accounts	Balance at End of Period
Period ended December 31, 2008
Reserves and provisions deducted from assets accounts:

Provision for prepaid expenses:	$872,053	$80,018	$952,071

Period ended December 31, 2007
Reserves and provisions deducted from assets accounts:

Provision for prepaid expenses:	$684,371	$187,682	$872,053

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

Construction deposits

Construction deposits represent advances paid by the Company to contractors.

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

Other assets

Other assets mainly consist of a deposit and a related loan made to a local government agency for the acquisition of land use rights in Shanghai. Originally, the deposit related to the proposed acquisition of land use rights for 263 acres of land by Tiens Yihai. However, on November 10, 2006, Tiens Holdings and the local government entered a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai for a reduced 80 acre parcel of land. As of December 31, 2008, land use rights for only 50 of the 80 acres had been received. Since the Company plans to sell its 96% share of Tiens Yihai in 2009, the loan made to local government agency was included in assets held for sale in the consolidated financial statements of the Company as of December 31, 2008.

Impairment of long-lived assets

Long-lived assets, including intangible assets of the Company, are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB 35,803,461 (or US $5,223,725). On August 28, 2008, Life Resources paid RMB 41,022,061 (or US $5,985,119) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB 41,022,061 (or US $5,985,119) from a government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Minority interest

Minority interest represents the outside shareholder’s 20% ownership of Biological and 0.6% ownership of Tiens Yihai. Effective from January 1, 2009, the share of Tiens Yihai owned by minority shareholders increased from 0.6% to 4%. The net income shown in Consolidated Statements of Cash Flows and Consolidated Statements of Income and Other Comprehensive Income is net of minority interest.

Revenue recognition

During 2008, the Company sold both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products was recognized at FOB Tianjin shipping point. Revenue from finished products was recognized only when the related party Chinese distributors recognized sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company only sells finished products. The Company recognizes revenue from international sales (non-Chinese) to affiliated parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past two years, and management does not anticipate allowing any returns in 2009 related to revenues in 2008, no allowance for estimated returns has been recorded for the years ended December 31, 2008 and 2007.

Advertising costs

The Company sells all of its products to related parties, and these related parties are primarily responsible for marketing. Advertising costs of the Company for the years ended December 31, 2008 and 2007 amounted to $418,138 and $25,364, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling totaled $618,807 and $550,972 for the years ended December 31, 2008 and 2007, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue, and the related shipping and handling costs were included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development costs of $1,549,132 and $720,675 for the years ended December 31, 2008 and 2007, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company adopted FIN 48, Accounting for Uncertainty in Tax Positions.

The Company has not been subjected to income tax examinations by taxing authorities for the years ended December 31, 2008 and 2007. During the years ended December 31, 2008 and 2007, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the periods ended December 31, 2008 and 2007.

Other comprehensive income

Other comprehensive income represents foreign currency translation adjustments for the year. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Shareholders’ Equity do not include other comprehensive income attributed to minority interest.

Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The adoption of this Statement had no effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The adoption of this Statement had no effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements -- An amendment of ARB No. 51" (“SFAS 160”). SFAS 160 provides a guide on how to report a non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this Statement had no effect on the consolidated financial statements.

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

Note 3 – Acquisition of Life Resources

On December 20, 2007, Tianshi Holdings entered a Sale and Purchase Agreement with Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources for $64.2 million. The closing of the transaction was subject to government approval of transfer of all of the share capital of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer. As Tianshi Holdings and Life Resources were under common control by Jinyuan Li before the combination, the combination was treated for accounting purposes as a pooling of interests. The December 31, 2007 consolidated financial statements were adjusted as if Life Resources had been combined on January 1, 2007. The following are audited statements of income and other comprehensive income of Life Resources for the years ended December 31, 2008 and 2007. Since part of the sales by Life Resources were to Biological, the amounts in the statements of income of Life Resource are not the same as amounts shown as the “Effect of Change” presented in the following comparative interim financial statements.

The following financial statement line items for the years ended December 31, 2008 and 2007 were affected by the combination of Life Resources:

Tianjin Tiens Life-Resources Co., Ltd.

STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	Year ended December 31,
	2008	2007
REVENUE - RELATED PARTIES	$42,256,136	$-

COST OF SALES - RELATED PARTIES	10,128,418	-

GROSS PROFIT	32,127,718	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,106,765	614,754

INCOME (LOSS) FROM OPERATIONS	26,020,953	(614,754)

Interest income	76,920	19,602
Other (expense) income	(140,839)	(61,899)
OTHER (EXPENSE) INCOME, NET	(63,919)	(42,297)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	25,957,034	(657,051)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	25,957,034	(657,051)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	3,445,181	1,650,382

COMPREHENSIVE INCOME	$29,402,215	$993,331

Income statement
For the year ended December 31, 2008

	For the year ended December 31, 2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change
REVENUE - RELATED PARTIES	$60,821,801	$77,247,898	$16,426,097

COST OF SALES - RELATED PARTIES	33,427,158	24,870,178	(8,556,980)

GROSS PROFIT	27,394,643	52,377,720	24,983,077

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,464,370	18,574,719	6,110,349

INCOME FROM OPERATIONS	14,930,273	33,803,001	18,872,728

OTHER (EXPENSE) INCOME, NET	(1,421,197)	(1,485,116)	(63,919)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	13,509,076	32,317,885	18,808,809

PROVISION FOR INCOME TAXES	2,345,474	2,345,474	-

INCOME BEFORE MINORITY INTEREST	11,163,602	29,972,411	18,808,809

MINORITY INTEREST	2,315,200	2,315,215	15

NET INCOME	8,848,402	27,657,196	18,808,794

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	4,445,893	7,891,018	3,445,125

COMPREHENSIVE INCOME	$13,294,295	$35,548,214	$22,253,919

EARNINGS PER SHARE, BASIC AND DILUTED	$0.12	$0.39	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586

For the year ended December 31, 2007

	For the year ended December 31, 2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
REVENUE - RELATED PARTIES	$54,900,060	$54,900,060	$-

COST OF SALES - RELATED PARTIES	16,526,695	16,526,695	-

GROSS PROFIT	38,373,365	38,373,365	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,306,660	14,921,414	614,754

INCOME FROM OPERATIONS	24,066,705	23,451,951	(614,754)

OTHER (EXPENSE) INCOME, NET	1,520,208	1,477,911	(42,297)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	25,586,913	24,929,862	(657,051)

PROVISION FOR INCOME TAXES	2,026,875	2,026,875	-

INCOME BEFORE MINORITY INTEREST	23,560,038	22,902,987	(657,051)

MINORITY INTEREST	4,966,397	4,966,397	-

NET INCOME	18,593,641	17,936,590	(657,051)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	8,265,358	9,915,740	1,650,382

COMPREHENSIVE INCOME	$26,858,999	$27,852,330	$993,331

EARNINGS PER SHARE, BASIC AND DILUTED	$0.26	$0.25	$-0.01

WEIGHTED AVERAGE NUMBER OF SHARES	71,333,586	71,333,586

Balance sheet
December 31, 2008
	December 31, 2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change
A S S E T S

CURRENT ASSETS:
Cash	$16,885,509	$20,992,573	$4,107,064
Cash related to assets held for sale	23,861,938	23,861,938	-
Total cash	40,747,447	44,854,511	4,107,064
Accounts receivable, trade - related parties, net	19,958,936	23,941,431	3,982,495
Inventories	12,636,683	8,365,607	(4,271,076)
Other receivables	162,400	813,591	651,191
Other receivables - related parties	25,332,711	15,729,076	(9,603,635)
Employee advances	112,120	112,591	471
Prepaid expenses	201,443	301,898	100,455
Prepaid income taxes	845,732	1,531,207	685,475
Assets held for Sale	10,904,842	10,904,842	-
Total current assets	110,902,314	106,554,754	(4,347,560)

PROPERTY, PLANT AND EQUIPMENT, net	9,535,616	10,274,643	739,027

OTHER ASSETS:
Construction in progress	159,702	72,300,104	72,140,402
Construction deposits	-	2,586,302	2,586,302
Intangible assets, net	102,681	13,137,195	13,034,514
Other assets	87,541	87,541	-
Acquisition deposit	84,247,182	-	(84,247,182)
Total other assets	84,597,106	88,111,142	3,514,036

Total assets	$205,035,036	$204,940,539	$(94,497)

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$2,821,548	$6,283,849	$3,462,301
Accounts payable-related parties	16,402,336	-	(16,402,336)
Advances from customers - related parties	3,239,650	3,239,650	-
Wages and benefits payable	1,397,147	1,449,146	51,999
Other taxes payable	(585,784)	117,818	703,602
Contractor deposits	-	163,248	163,248
Contractor payables	208,483	11,871,456	11,662,973
Other payables	1,850,370	1,933,743	83,373
Other payables - related parties	6,270,311	6,373,900	103,589
Dividend payable to minority interest	-	-	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Liabilities directly assoicated with assets classified as held for sale	122,047	122,047	-
Total current liabilities	33,856,108	33,684,857	(171,251)

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	2,137,742	2,137,742	-
Deferred income	-	11,208,844	11,208,844
Total non current liabilities	2,137,742	13,346,586	11,208,844

Total liabilities	35,993,850	47,031,443	11,037,593

MINORITY INTEREST	9,006,422	9,006,438	16

Common stock	71,334	71,334	-
Paid-in-capital	9,303,228	9,234,123	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	122,813,180	106,325,356	(16,487,824)
Accumulated other comprehensive income	18,426,239	23,851,062	5,424,823
Total shareholders' equity	160,034,764	148,902,658	(11,132,106)
Total liabilities and shareholders' equity	$205,035,036	$204,940,539	$(94,497)
`

December 31, 2007
	December 31, 2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
A S S E T S

CURRENT ASSETS:
Cash	$48,678,945	$54,081,848	$5,402,903
Accounts receivable, trade - related parties, net	14,268,229	14,268,229	-
Accounts receivable, trade - third parties	104,398	104,398	-
Inventories	5,949,963	5,949,963	-
Other receivables	892,489	1,068,343	175,854
Other receivables - related parties	13,070,907	13,887,138	816,231
Employee advances	64,336	65,901	1,565
Prepaid expenses	623,638	623,638	-
Total current assets	83,652,905	90,049,458	6,396,553

PROPERTY, PLANT AND EQUIPMENT, net	16,034,812	16,071,900	37,088

OTHER ASSETS:
Construction in progress	2,287,807	39,792,774	37,504,967
Construction deposits	-	1,089,216	1,089,216
Intangible assets, net	2,603,084	9,246,879	6,643,795
Long-term prepaid expenses	5,301,847	5,301,847	-
Acquisition deposit	71,747,182	-	(71,747,182)
Total other assets	81,939,920	55,430,716	(26,509,204)

Total assets	$181,627,637	$161,552,074	$(20,075,563)

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$4,070,906	$4,070,906	$-
Advances from customers - related parties	1,700,838	1,700,838	-
Wages and benefits payable	1,250,685	1,250,685	-
Other taxes payable	536,819	536,819	-
Income taxes payable	665,726	665,726	-
Contractor deposits	-	595,128	595,128
Contractor payable	-	7,820,285	7,820,285
Other payables	1,133,539	1,133,539	-
Other payables - related parties	7,938,205	7,938,205	-
Dividend payable to minority interest	4,902,629	4,902,629	-
Current portion of long term debt, related party	2,130,000	2,130,000	-
Total current liabilities	24,329,347	32,744,760	8,415,413

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	4,267,742	4,267,742	-
Other payables-non current	538,130	538,130	-
Deferred income	-	4,895,049	4,895,049
Total non current liabilities	4,805,872	9,700,921	4,895,049

Total liabilities	29,135,219	42,445,681	13,310,462

MINORITY INTEREST	6,144,063	6,144,063	-

SHAREHOLDERS' EQUITY:
Common stock	71,334	71,334	-
Paid-in-capital	8,911,114	8,842,009	(69,105)
Statutory reserves	9,420,783	9,420,783	-
Retained earnings	113,964,778	78,668,160	(35,296,618)
Accumulated other comprehensive income	13,980,346	15,960,044	1,979,698
Total shareholders' equity	146,348,355	112,962,330	(33,386,025)
Total liabilities and shareholders' equity	$181,627,637	$161,552,074	$(20,075,563)

Statements of cash flows
For the year ended December 31, 2008

	For the year ended December 31, 2008
	As computed, without Life Resources	As reported, combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,848,402	$27,657,196	$18,808,794
Adjustments to reconcile net income to cash
provided by (used in) operating activities:	(6,710,871)	(8,850,684)	(2,139,813)
Net cash provided by operating activities	2,137,531	18,806,512	16,668,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deposit on acquisition of Life Resource	(12,500,000)	-	12,500,000
Collections from local government	457,329	457,329	-
Acquisition of intangible assets	-	(6,068,759)	(6,068,759)
Construction deposits	-	(4,391,560)	(4,391,560)
Contractor deposits	-	(464,499)	(464,499)
Addition to construction in progress	(352,357)	(25,714,095)	(25,361,738)
Proceeds from sale of equipment	426,288	426,288	-
Purchase of equipment and automobiles	(866,781)	(1,531,589)	(664,808)
Net cash used in investing activities	(12,835,521)	(37,286,885)	(24,451,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	6,080,385	6,080,385	-
Payments on other payables-non current	(282,664)	(282,664)	-
Payments on long term debt, related party	(1,197,662)	(1,197,662)	-
Increased in paid in capital	482,516	482,516	-
Increase in deferred income	-	5,891,999	5,891,999
Payments to minority interest shareholder	(5,150,414)	(5,150,414)	-
Net cash provided by (used in) financing activities	(67,839)	5,824,160	5,891,999

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,834,331	3,428,876	594,545

DECREASE IN CASH	(7,931,498)	(9,227,337)	(1,295,839)

CASH, beginning of year	48,678,945	54,081,848	5,402,903

CASH, end of year	$40,747,447	$44,854,511	$4,107,064

For the year ended December 31, 2007

	For the year ended December 31, 2007
	As reported, without Life Resources	As adjusted, combined with Life Resources	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,593,641	$17,936,590	$(657,051)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:	(13,098,356)	(10,605,004)	2,493,352
Net cash provided by operating activities	5,495,285	7,331,586	1,836,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Life Resource	(19,096,525)	(19,096,525)	-
Repayment from related parties	-	493,941	493,941
Increase in long-term prepaid expense	(209,087)	(209,087)	-
Acquisition of intangible assets	(132,027)	(132,027)	-
Construction deposits	-	(1,045,877)	(1,045,877)
Contractor deposits	-	346,934	346,934
Addition to construction in progress	-	(25,196,562)	(25,196,562)
Proceeds from sales equipment and automobiles	14,111,723	14,111,723	-
Purchase of equipment and automobiles	(2,978,395)	(3,003,945)	(25,550)
Net cash used in investing activities	(8,304,311)	(33,731,425)	(25,427,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	-	27,900,609	27,900,609
Increase in other payables-non current	516,718	516,718	-
Payments to minority interest shareholder	(6,676,102)	(6,676,102)	-
Net cash provided by (used in) financing activities	(6,159,384)	21,741,225	27,900,609

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,377,290	3,525,922	148,632

INCREASE (DECREASE) IN CASH	(5,591,120)	(1,132,692)	4,458,428

CASH, beginning of year	54,270,065	55,214,540	944,475

CASH, end of year	$48,678,945	$54,081,848	$5,402,903

Note 4 – Supplemental disclosure of cash flow information

On December 21, 2007 the Company, Tianshi Investment and Life Resources entered into a Loan Agreement, pursuant to which Tianshi Investment loaned $7.5 million to Life Resources without interest. The Company agreed to pay back the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings. On March 13, 2008, the Chinese government approved the transfer and the Company repaid $7.5 million to Tianshi Investment on March 18, 2008 by offsetting part of the accounts receivable due from Tianshi Engineering.

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

On December 31, 2008, Tianshi Engineering paid $1,198,611 to Tianyuan Capital (See Note 13) on behalf of the Company, representing one installment of the loan and interest on the remaining loan for the six months ended December 31, 2008. In return, $1,198,611 of Biological’s accounts receivable from Tianshi Engineering was offset.

The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company received a determinable outstanding debt payable to Tianyuan Capital;
3.	The Company had the right to offset the two amounts;
4.	The Company, Tianyuan Capital and Tianshi Engineering agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

Note 5 – Inventories

Inventories consist of the following:

	December 31,	December 31,
	2008	2007

Raw materials	$2,507,073	$1,842,760
Packing materials	1,131,252	810,319
Miscellaneous supplies	402,630	217,370
Work in process	699,205	571,173
Processing materials	-	137,188
Finished goods	3,625,447	2,371,153
Total	$8,365,607	$5,949,963

The Company has written off obsolete inventories that amounted to $293,648 and $84,521 for the years ended December 31, 2008 and 2007, respectively.

Note 6 – Employee advances

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $112,591 and $65,901 at December 31, 2008 and 2007, respectively.

Note 7 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses are as follows:

	December 31,	December 31,
	2008	2007
Advance to suppliers	$297,576	$622,275
Short-term prepaid expenses	4,322	1,363
Total	$301,898	$623,638

Note 8 – Property, plant and equipment, net

Property, plant and equipment consisted of the following:

		December 31,
	December 31, 2008	2007 As Adjusted
Buildings and improvements	$1,558,524	$6,923,475
Office equipment	383,678	405,277
Computer equipment and software	2,900,333	2,678,312
Machinery and equipment	12,835,301	11,333,473
Automobiles	4,145,367	5,188,650
Total	21,823,203	26,529,187
Less: accumulated depreciation	(11,548,560)	(10,457,287)
Property, plant and equipment, net	$10,274,643	$16,071,900

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $2,681,167 (including depreciation of $274,799 recorded in Tiens Yihai) and $2,898,586, respectively.

See Note 12 regarding related party sale of property.

Note 9 - Intangible assets

Intangible assets consisted of the following:

		December 31,
	December 31, 2008	2007 As Adusted
Land use rights	$13,498,149	$9,402,699
Other intangible assets	343,426	328,873
Less accumulated amortization	(704,380)	(484,693)
Intangible assets, net	$13,137,195	$9,246,879

On August 25, 2008, Life Resources entered into a definitive agreement with the Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau (the “Tianjin Government”) and Tianjin Tiens Life Science Co., Ltd. (“Life Science”), pursuant to which Life Resources and Life Science would pay the Tianjin Government in connection with changes to the zoning on several parcels of land on which they respectively have land use rights from “industrial” to “educational”. On August 28, 2008 and August 29, 2008, Life Resources paid a total of RMB 42,252,723 (or US$ 6,164,672) in connection with the zoning changes to its parcels.

Amortization expense for the years ended December 31, 2008 and 2007 amounted to $323,276 (including amortization of $53,180 recorded in Tiens Yihai) and $384,464 respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2009	$304,562
2010	$304,177
2011	$304,177
2012	$297,682
2013	$286,615

Note 10 – Investment in Tiens Yihai

On April 20, 2004, Tianshi Holdings entered a Joint Venture Project with Tianshi Pharmaceuticals to establish Tiens Yihai. On September 15, 2004, the board of directors of Tianshi Holdings ratified the Joint Venture Project.

In October 2004, the Company paid a 10% deposit totaling RMB 29,700,000 (or US$4,333,230) to Zhu Jia Jiao Industrial Park Economic Development Ltd. (representative of the local government, “Local Government”) to acquire the land use rights for approximately 263 acres of land located in Shanghai. In 2005, the Chinese central government issued its "Adjustment of Macro-Economic Policy" statement. This policy implemented a new system of investment and use of state-owned assets, including land. Pursuant to this policy, local government organizations readjusted and re-allocated projects, including investment, construction and reconstruction of state-owned resources. As a result, projects and enterprises that had been affected, including Tiens Yihai, were required to wait for decisions by state and local government before proceeding with development.

On November 10, 2006, Tianshi Holdings and the Local Government entered into the Supplemental Agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai of a reduced 80 acre parcel of land. At that time, it was not clear whether the remaining approximately 183 acres would be available for purchase in the future. Therefore, the Local Government agreed to refund to Tiens RMB 12,176,000 (or US $1,776,478) of the original RMB 29,700,000 (or US $4,333,230) deposit at the time of receiving a construction license for the development. In order to proceed with the purchase of the property by Tiens Yihai, Tianshi Holdings was also required to provide a loan of RMB 50,000,000 (or US $7,295,000) to the Local Government for relocation costs for people living on the property. The loan was to be funded in two installments:

•	The first installment of RMB 25,000,000 (or US $3,647,500) was paid on November 27, 2006.
•
The second installment of RMB 25,000,000 (or US $3,647,500) was to be paid after Tiens Yihai obtains a construction engineering license to develop the property. The parties have agreed to allow Tiens to reduce this second installment by the amount of the RMB 12,176,000 (or US $1,776,478) refund due to it.

The loan accrues interest at a fixed rate of 6.12%, which was the interest rate stipulated by the People’s Bank of China for a loan of the same level on November 27, 2006. As of December 31, 2008, the Company had accrued $458,593 of interest receivable which was added to the loan and included in other assets.

In return for the loan, Tiens Yihai was also to receive a tax credit equal to the amount of the loan, plus interest. As of December 31, 2008, Local Government had paid the Company RMB 4,057,913 (or US $ 592,050) for the loan and interest.

As of December 31, 2008, Tiens Yihai had obtained the land use rights for approximately 50 acres. Due to the decrease in the size of the property for which Tiens Yihai has received land use rights and continued uncertainty relating to the Tiens Yihai project, the Company has decided to suspend the development of the property as an industrial park and was considering alternative uses for the land, including a possible sale to a related party. On September 18, 2008, the board of directors of Tianshi Holdings approved the disposal of Tiens Yihai.

On the initial investment project, the total amount to be invested in Tiens Yihai would have amounted to $400 million, of which $200 million would have been registered capital. Tianshi Holdings would have contributed $198.8 million, representing approximately 99.4% of the registered capital of Tiens Yihai, and Tianshi Pharmaceuticals agreed to contribute $1.2 million representing 0.6% of the registered capital of Tiens Yihai. A total of 15%, or approximately $30,000,000, of the registered capital was required to be contributed by the joint venture partners, within three months of when the business license was issued. In June 2004, Tianshi Pharmaceuticals finished its capital contributions totaling $1.2 million. In June and July 2004, Tianshi Holdings made capital contributions totaling $28,789,361 and the remaining registered capital was required to be contributed by May 27, 2007. Because of the significant reduction by the Local Government in the number of acres approved for the Tiens Yihai project, the Company did not make the additional capital contribution of $170 million by May 27, 2007. After negotiating with the local government in Shanghai, the deadline of the payment was extended to May 2008.

In anticipation of the sale of Tiens Yihai, the Company reduced the registered capital requirement for Tiens Yihai from $200 million to $29,989,361, equal to then-current paid in capital. The decrease of the registered capital requirement for Tiens Yihai was approved by the local government on October 14, 2008. As a result, the share of Tiens Yihai owned by the Company was reduced from 99.4% to 96%, and Tianshi Pharmaceutical’s increased to 4%.

Note 11 – Assets held for sale

Due to the continued uncertainty relating to the Tiens Yihai project, the Company plans to sell Tiens Yihai in 2009. Tianshi Holdings, Tianshi Pharmaceuticals and Tianshi Group entered into a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to buy Tianshi Holdings' 96% share of Tiens Yihai, with Tianshi Group guaranteeing payment.

The assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale respectively for the consolidated balance sheets presented herein. The assets and liabilities of Tiens Yihai as of December 31, 2008 were as follows:

December 31, 2008
Cash	$23,861,938
Other receivables-third parties	6,126
Employee advances	1,341
Property, plant, and equipment, net	548,717
Construction In Progress	2,462,108
Intangible assets, net	2,596,029
Long-term prepaid Expense	5,290,521
Assets held for sale	$34,766,780

Accounts payable	3,312
Wages and benefits payable	88,648
Other taxes payable	2
Other payables	29,898
Other payables - related parties	187
Liabilities directly associted with assets classified as held for sale	$122,047

Note 12 – Related party sale of property

On December 25, 2008, Biological and Tianshi Group entered into a Real Property Transfer Agreement (the “Transfer Agreement”). Under the Transfer Agreement, Biological transferred to Tianshi Group four buildings consisting of three workshops and a canteen, totaling 9,974.31 square meters, located at No. 6 Yuanquan Road, Wuqing Development Area, Tianjin New-Tech Industry Park, China.

Pursuant to the Transfer Agreement, Tianshi Group will pay Biological RMB 32,800,000 (or US $4,785,520) to Biological in 2009. This transaction resulted in a loss of RMB 1,912,983 (or US $274,762) for Biological.

On January 1, 2009, Biological and Life Resources entered two Lease Agreements with Tianshi Group, pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the Transfer Agreement. The leases are rent-free, but Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

Note 13 – Other related party transactions and balances

During the years 2008 and 2007, the Company mainly conducted related party transactions with Tianshi Group, Tianshi Engineering, Tianshi Investment and overseas related companies of Tianshi Group. Tianshi Group is owned 90% by Jinyuan Li and 10% by his daughter, Baolan Li. Tianshi Engineering is owned 51% by Tianshi Group and 49% by Baolan Li. Tianshi Investment is 100% owned by Jinyuan Li. Jinyuan Li owns or controls the overseas related companies of Tianshi Group.

The Company’s related party transactions are required to be reviewed and approved or ratified by Board of Directors. No director that is a related person in a related party transaction may participate in any discussion, approval or ratification of the related party transaction except to provide information concerning it. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and the Company during 2008 and 2007.

	2008	2007
Revenue-related parties	$77,247,898	$54,900,060

	December 31, 2008	December 31, 2007 As Adjusted
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,108,789 and $71,700 as of December 31, 2008 and 2007, respectively	$23,941,431	$14,268,229
Other receivables – related parties	$15,729,076	$13,887,138
Advances from customers – related parties	$3,239,650	$1,700,838
Other payables – related parties	$6,373,900	$7,938,205
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$2,137,742	$4,267,742

Revenue -related parties

The details of revenue-related parties are as follows:
	2008	2007
Tianshi Engineering	$33,711,474	$22,476,135
Overseas Related Companies	43,536,424	32,423,925
Total	$77,247,898	$54,900,060

The Company markets all of its products through various domestic and international business entities that are related to the Company through common ownership. As a result, all of the Company’s total consolidated sales in 2008 and 2007 were to related parties.

In China, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, markets and sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Tianshi Engineering is solely responsible for all marketing and payments of sales commissions to independent distributors.

The Company has a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of the Company’s products to be sold in China. The Company sells its finished products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before the Company acquired Tianshi Holdings. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide the Company with a 75% gross profit margin.  However, based on fluctuations in the cost of raw materials and quantities produced, the gross profit margin percentage varies. The goal of this pricing policy was to try to maintain the Company’s gross margins on semi-finished goods at a similar level to historical gross margins for finished goods. All of Tianshi Engineering’s Chinese affiliated companies are owned in whole or in part by Jinyuan Li’s immediate family members.

Internationally, the Company sells its products directly to overseas affiliates. These overseas related companies re-package the Company’s products and then sell to overseas independent distributors or end users of the products. Due to the common ownership, there are no formal sales or administrative agreements among Biological and those overseas related companies. The business operations among these related entities are regulated through internal ordinances.

Accounts receivable, trade -related parties

The details of accounts receivable, trade-related parties are as follows:
	December 31, 2008	December 31, 2007
Tianshi Engineering	$4,362,355	$2,062,333
Overseas Related Companies	20,687,865	12,277,596
Allowance for Doubtful Accounts	(1,108,789)	(71,700)
Total	$23,941,431	$14,268,229

On December 31, 2008, there are accounts receivable due from some overseas related companies outstanding over one year. The Company made full provision for the year end balance of accounts receivable due from those overseas related companies.

Other receivables-related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

		December 31,
	December 31, 2008	2007 As Adjusted
Tianshi Engineering	$11,636,208	$9,460,811
Tianshi Group	4,018,078	2,347,489
Tianshi Yinshi Hotel	36,475	-
Tianjin Xingda Travel Co., Ltd	12,932	1,939
Tianshi Pharmaceuticals	5,922	5,065
Shanghai Tianshi Jinquan Investment Co.	1,846	874
Shengshi Real Estate Development	1,657	2,238
Beijin Xingda Travel Co., Ltd	1,195	5,959
Tianjin Xiongshi Construction and Decoration Co., Ltd	-	2,062,763
Others	14,763	-
Total	$15,729,076	$13,887,138

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. In 2008, Tianshi Engineering paid its accounts receivables due to the Company timely, and therefore no account receivables due from Tianshi Engineering were converted to interest bearing other receivables. For the year ended December 31, 2008 and 2007, the interest income from the other receivables - related parties amounted to $0 and $ 435,913, respectively.

The Company and Tianshi Group use common meters at the company’s headquarters for electricity and water, and also use the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered into a Real Property Transfer Agreement with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,785,520) (See Note 12). As of December 31, 2008, the remaining balance due from Tianshi Group for the purchase of the four buildings amounted to RMB 32,800,000 (or US $4,785,520).

In order to avoid exchange loss from the increasing value of the renminbi against the dollar over the past several years, beginning in 2007 the Company exchanged cash held in dollars into renminbi through Tianjin Xiongshi Construction and Decoration Co., Ltd. (“Xiongshi Construction”), a related party construction company, which is 100% owned by the Company’s current Chairman, Chief Executive Officer and President, Jinyuan Li. For the years ended December 31, 2008 and 2007, the amounts transferred to Xiongshi Construction and changed to RMB were $12,500,000 and $21,028,671, respectively.

Advances from customers-related parties

These advances represented prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands. As of December 31, 2008 and December 31, 2007, advances from related party customers amounted to $3.2 million and $1.7 million, respectively.

Other payables-related parties

The details of other payables-related parties are as follows:
	December 31, 2008	December 31, 2007 As adjusted
Tianshi Investment	$6,080,385	$7,490,136
Tianshi Germany Co., Ltd.	105,553	109,233
Tianyuan Capital Development Co. Ltd. ("Capital")	84,359	84,359
Beijin Xingda Travel Co., Ltd.	80,245	-
Tianjin Tianshi Global International Trade Co., Ltd.	23,344	-
Tianshi Administrative Committee of Industrial Park	14	13
Tianshi Engineering	-	244,980
Tianshi Pharmaceuticals	-	9,308
Tianshi Shanghai Co., Ltd.	-	176
Total	$6,373,900	$7,938,029

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

On January 21, 2008, Life Resources and Tianshi Investment entered a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources for $6.5 million without interest. The loan was due on June 30, 2008. On June 30, 2008, the parties extended the loan to December 31, 2008. In November 2008, the Company has paid approximately $420,000 to Tianshi Investment. The remaining loan was extended to June 30, 2009 by the parties on December 31, 2008.

Long term debt - related party

On September 10, 2004, Tianshi Holdings entered a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings' contribution due to Tiens Yihai. Jinyuan Li is a director of Tiens Yihai and a director of Tianyuan Capital. Jinyuan Li owns 100% of Tianyuan Capital.

The principal of the loan is being paid in consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 31, 2011. Interest of $266,273 and $399,543 was paid for the years ended December 31, 2008 and 2007, respectively, and six installment payments had been made by the end of December, 2008.

The loan balance at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$4,267,742	$6,397,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$2,137,742	$4,267,742

Total principal payments for the remaining three years on all long-term debt-related parties are as follows:

Year Ending December 31,	Amount
2009	$2,130,000
2010	$2,130,000
2011	$7,742

Other transactions with Tianshi Engineering

On December 31, 2005, Biological entered four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment which Tianshi Engineering owns, or jointly owns with Biological for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and in October 2007 for the 2008 and 2009 fiscal year. Rent revenue from these leases amounted to $326,956 and $379,083 for the years ended 2008 and 2007, respectively.

Other transactions with Tianshi Group

On June 30, 2002, the Company entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for the 2008 fiscal year and again, effective as of January 1, 2009, for the 2009 fiscal year. Rent expense totaled $545,192 and $522,318 for the years ended December 31, 2008 and 2007, respectively.

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

Note 14 – Commitments and contingencies

Capital commitments

Capital commitments not provided for in the consolidated financial statements include the followings:

	2008	2007
Purchases of machinery and equipment	$89,524	$267,404
Construction of premises	$54,685,540	$35,465,474
Total	$54,775,064	$35,732,878

Operating lease commitments and long-term debt obligations

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2008.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Lease Obligations	$115,144	$0	$0	$0	$115,144
Long-term Debt Obligations	$2,130,000	$2,137,742	$0	$0	$4,267,742
Total fixed contractual obligations	$2,245,144	$2,137,742	$0	$0	$4,382,886

(1) The Company leases its office building and manufacturing facilities in Tianjin, China from Tianshi Group, a related party, through common ownership. On June 30, 2002, the Company entered into a written lease agreement with Tianshi Group to pay annual rent at 1% of its total gross revenues. This agreement expired on December 31, 2007. The Company entered into a new one-year lease agreement with Tianshi Group for the fiscal year of 2008 and renewed in January 2009 for the fiscal year of 2009 with the same terms. Because the rent is based upon a percentage of its gross total revenues, the Company is not able to include a fixed figure in the table relating to this obligation. The total amount paid in 2008 under this lease was $545,192.

(2) On September 4, 2008, the Company entered into a one-year lease agreement (the “Lease Agreement”) with Tianjin Baofeng Construction & Engineering Co., Ltd., an unrelated party company. Under the Lease Agreement, Biological leased a warehouse of 6,745.28 square meters located in Wuqing New-tech Industrial Park, Tianjin, China at the lease fees of RMB 87,688.64 per month. The total amount paid in 2008 under this lease was $37,784.

Note 15 – Minority interest and distribution

The roll forward of Minority Interest balance in the balance sheet is shown below:

		Biological		Yihai
		Minority		Minority	Total
	Biological	Owners	Tiens Yihai	Owners	Minority
	USD	(20%)	USD	(0.6%)	Interest
December 31, 2006	$58,499,962	$11,699,992	$30,555,046	$183,331	$11,883,323
Net income (loss)	24,840,180	4,968,036	(273,217)	(1,639)	4,966,397
Other comprehensive Income	2,947,667	589,533	2,019,327	12,116	601,649
Paid-in-capital	86,381	17,276	-	-	17,276
Dividend distribution	(56,622,912)	(11,324,582)	-	-	(11,324,582)
December 31, 2007	29,751,278	5,950,255	32,301,156	193,808	6,144,063
Net income (loss)	11,570,959	2,314,192	170,577	1,023	2,315,215
Other comprehensive Income	2,180,509	436,103	2,171,544	13,029	449,132
Paid-in-capital	490,142	98,028	-	-	98,028
December 31, 2008	$43,992,888	$8,798,578	$34,643,277	$207,860	$9,006,438

Effective from January 1, 2009, the share of Tiens Yihai held by minority shareholder increased from 0.6% to 4%.

Dividends declared by Biological are split pro rata between the shareholders according to their ownership interests. The payment of the dividends to the shareholders may occur at different times, resulting in distributions which do not appear to be reflective of the minority ownership percentages. The table below shows the outstanding dividends payable of Biological, as well as the allocation of dividends between Tianshi Holdings and the minority shareholder.

	Tianshi	Minority
Date	Holding	Shareholder	Totals
Dividends outstanding, December 31, 2006 Balance	$45,978,854	$238,311	$46,217,165
Dividends declared	45,298,330	11,324,582	56,622,912
Dividends paid	(86,747,565)	(6,676,102)	(93,423,667)
Accumulated other comprehensive income (loss)	3,900,013	15,838	3,915,851
Dividends outstanding, December 31, 2007 Balance	$8,429,632	$4,902,629	$13,332,261
Dividends declared	-	-	-
Dividends paid	(2,098,611)	(5,070,091)	(7,168,702)
Accumulated other comprehensive income (loss)	542,974	167,462	710,436
Dividends outstanding, December 31, 2008 Balance	$6,873,995	$-	$6,873,995

As Biological declares dividends in RMB, and the RMB has appreciated against the dollar since 2005, dividends outstanding generated comprehensive income to Tianshi Holdings and the minority shareholder. Comprehensive income to Tianshi Holdings for the years ended December 31, 2008 and 2007 amounted to $542,975 and $3,900,013 respectively. Comprehensive income to minority shareholders for the years ended December 31, 2008 and 2007 amounted to $167,462 and $15,838, respectively.

Note 16 – Accumulated other comprehensive income

			Life	Tianshi
	Biological	Tiens Yihai	Resources	Holdings	Total
Balance as of January 1, 2007, as adjusted	$2,109,074	$1,727,692	$329,316	$1,878,222	$6,044,304
Increase during the year	2,358,133	2,007,211	1,650,382	3,900,014	9,915,740
Balance as of December 31, 2007	$4,467,207	$3,734,903	$1,979,698	$5,778,236	$15,960,044
Increase during the year	1,744,406	2,158,515	3,445,181	542,916	7,891,018
Balance as of December 31, 2008	$6,211,613	$5,893,418	$5,424,879	$6,321,152	$23,851,062

Accumulated other comprehensive income recorded in Biological, Tiens Yihai and Life Resources are due to foreign currency translation adjustments. Accumulated other comprehensive income recorded in Tianshi Holdings is due to the effect of foreign exchange rates on dividend receivables from Biological.

Note 17 – Statutory reserves

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

Statutory reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of December 31, 2005, the Company's statutory reserve fund had reached 50% of the Company's registered capital, so no statutory reserve was required thereafter.

The transfer to this reserve must be made before distribution of any dividend to shareholders.   For the years ended December 31, 2008 and 2007, the Company did not transfer any net income to this reserve and the amount of this reserve remained at $2,455,269.

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

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the years ended December 31, 2008 and 2007, the directors authorized, subject to shareholders’ approval, that no funds be transferred to this reserve. The amount of the statutory common welfare fund reserve at December 31, 2008 was $4,709,499.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business.  No minimum contribution is required.  For the years ended December 31, 2008 and 2007, the board of directors determined, subject to shareholders’ approval, that no funds be transferred to this reserve. The amount of the enterprise fund reserve at December 31, 2008 was $2,256,015.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 18 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties for the years ended December 31, 2008 and 2007. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	2008	2007
China	$33,711,474	$22,476,135
Indonesia	15,045,703	9,084,438
Russia	9,105,228	4,611,258
Ukraine	3,060,220	3,782,073
Other	16,325,273	14,946,156
Total	$77,247,898	$54,900,060

Revenue by Product Group:

	2008	2007
Wellness products	$70,772,304	$49,609,410
Dietary supplement products	6,432,355	4,928,181
Personal care products	43,239	362,469
Total	$77,247,898	$54,900,060

Note 19 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's subsidiary, Tianshi Holdings, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiaries, Biological, Tiens Yihai and Life Resources, are Sino-Foreign Joint Ventures incorporated in the PRC. According to US GAAP, the following are the income tax credits granted by the Chinese government, which are significant components of income taxes associated with continuing operations required to be disclosed by FAS 109.

Prior to 2008, pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally were subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply. As Biological, Tiens Yihai and Life Resources are 80%, 96%, 100%, owned by Tianshi Holdings, respectively, pursuant to US GAAP, the temporary difference between consolidated pretax income and taxable income is none.

Biological is located in Tianjin Wuqing Development Area, a new technology development zone, and is subject to the special reduced income tax rate of 15%. Pursuant to the approval of the relevant PRC tax authorities, Biological is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Biological started generating taxable profits in the year ended December 31, 2003. Effective January 1, 2005, the two-year 100% exemption for income taxes expired for Biological and it became subject to income tax at a reduced rate of 7.5%, which expired on January 1, 2008.
Tiens Yihai is located in a Special Industry Zone and is subject to a special reduced income tax rate of 15%. Pursuant to the approval of the relevant local Chinese tax authorities, Tiens Yihai was fully exempt from PRC income taxes for two years starting from the first year profits were made, followed by a 7.5% reduced tax rate for the next three years. In addition, in order to encourage Tiens Yihai to do business in the Special Industry Zone, the local Chinese tax authorities agreed to refund 50% of the total income tax after the five-year tax break. As of December 31, 2008, Tiens Yihai was in the developmental stage of its organization and did not have any operating income.

Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources was fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there is no detailed regulation regarding the implementation of the new EIT, for the year of 2008, Biological was required by the local tax authority to prepay income tax at a tax rate of 25%.

According to the new EIT, Life Resources could still be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. However, before the tax exemption qualification of Life Resources was approved by the tax authority, Life Resources was required by local tax authority to prepay income tax at a tax rate of 25%. On October 10, 2008 the approval was issued and the prepaid income tax in Life Resources could be refunded in 2009. The prepaid income tax in Life Resources of $685,475 is treated as prepaid income taxes in the consolidated financial statements of the Company.

Provisions for income taxes were all current income tax expenses and for the years ended December, 2008 and 2007 were $2,345,474 and $2,026,875, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
Effect of reduced tax rate	-	(25.5)
Total provision for income taxes	25.0%	7.5%

The estimated tax savings due to the reduced tax rate for the years ended December 31, 2008 and 2007 amounted to $8,052,908 and $6,851,099, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the years ended December 31, 2008 and 2007 by $0.11 and $0.08, respectively

Note 20 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Biological employees are entitled to a retirement pension amount calculated based upon their salaries at their dates of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

Biological is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $795,419 and $604,067 for the years ended December 31, 2008 and 2007, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $79,976 and $60,478 for the years ended December 31, 2008 and 2007, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $407,992 and $329,203 for the years ended December 31, 2008 and 2007, respectively.