Form 10-Q
period 2009-03-31
TIENS BIOTECH GROUP USA INC
filed 2009-05-15
CIK 1168556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Registrant’s Telephone Number, including area code: +86-22-8213-7914

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

There were 71,333,586 shares of the registrant’s common stock outstanding on May 14, 2009.

TIENS BIOTECH GROUP (USA), INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$20,293,635	$20,992,573
Cash related to assets held for sale	23,857,787	23,861,938
Total cash	44,151,422	44,854,511
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $925,565 and $1,108,789 as of March 31, 2009 and December 31, 2008, respectively	25,648,895	23,941,431
Inventories	6,985,983	8,365,607
Other receivables	830,579	813,591
Other receivables - related parties	18,360,639	15,729,076
Employee advances	189,686	112,591
Prepaid expenses	892,240	301,898
Prepaid taxes	1,727,363	1,531,207
Assets held for sale	10,930,860	10,904,842
Total current assets	109,717,667	106,554,754

PROPERTY, PLANT AND EQUIPMENT, net	10,719,838	10,274,643

OTHER ASSETS:
Construction in progress	77,345,874	72,300,104
Construction deposits	3,517,428	2,586,302
Intangible assets, net	13,077,072	13,137,195
Other assets	80,345	87,541
Total other assets	94,020,719	88,111,142

Total assets	$214,458,224	$204,940,539

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,724,468	$6,283,849
Advances from customers - related parties	4,608,494	3,239,650
Wages and benefits payable	1,110,191	1,449,146
Other taxes payable	-	117,818
Contractor deposits	212,386	163,248
Contractor payables	12,261,342	11,871,456
Other payables	1,370,326	1,933,743
Other payables - related parties	6,367,301	6,373,900
Current portion of long term debt, related party	2,130,000	2,130,000
Liabilities directly associated with assets classified as held for sale	117,380	122,047
Total current liabilities	33,901,888	33,684,857

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	2,137,742	2,137,742
Deferred income	11,222,672	11,208,844
Total non current liabilities	13,360,414	13,346,586

Total liabilities	47,262,302	47,031,443

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	9,302,605	9,234,123
Statutory reserves	9,420,783	9,420,783
Retained earnings	114,918,181	106,325,356
Accumulated other comprehensive income	24,051,065	23,851,062
Total shareholders' equity of the Company	157,763,968	148,902,658
Noncontrolling interest	9,431,954	9,006,438
Total equity	167,195,922	157,909,096
Total liabilities and equity	$214,458,224	$204,940,539

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three months ended March 31,
	2009	2008
REVENUE - RELATED PARTIES	$18,237,545	$12,820,821

COST OF SALES - RELATED PARTIES	5,735,059	4,040,060

GROSS PROFIT	12,502,486	8,780,761

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,130,936	3,247,199

INCOME FROM OPERATIONS	9,371,550	5,533,562

(Interest expense)	(52,616)	(52,584)
Interest income	85,768	237,332
Other (expense) income	(45,288)	259,423
OTHER (EXPENSE) INCOME, NET	(12,136)	444,171

INCOME BEFORE INCOME TAXES	9,359,414	5,977,733

INCOME TAXES	359,615	1,480,394

NET INCOME	8,999,799	4,497,339

LESS: Net income attributable to the noncontrolling interest	(406,974)	(888,437)

NET INCOME ATTRIBUTABLE TO THE COMPANY	8,592,825	3,608,902

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	200,003	4,423,860

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	8,792,828	8,032,762

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	419,595	1,163,584

COMPREHENSIVE INCOME	$9,212,423	$9,196,346

EARNINGS PER SHARE, BASIC AND DILUTED	$0.12	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,999,799	$4,497,339
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for doubtful accounts	(184,568)	(12,288)
Depreciation	544,811	683,155
Amortization	97,143	60,894
Interest income	1,372	(53,159)
Gain on sale of assets	(11,652)	(8,431)
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(1,493,130)	(3,914,933)
Accounts receivable, trade - third parties	-	106,413
Other receivables	(17,415)	255,386
Other receivables - related parties	(2,567,169)	(198,638)
Inventories	1,398,175	(441,968)
Employee advances	(76,407)	(48,871)
Prepaid expense	(589,907)	112,341
Increase (decrease) in liabilities:
Accounts payable	(567,056)	(169,891)
Advances from customers - related parties	1,364,661	1,102
Wages and benefits payable	(393,303)	(200,580)
Other taxes payable	(270,424)	649,299
Other payables	(565,726)	158,270
Other payables - related parties	106,916	125,300
Net cash provided by operating activities	5,776,120	1,600,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of loan from related parties	-	1,403,831
Construction deposits	(1,163,628)	96,237
Contractor deposits	48,930	(284,016)
Addition to construction in progress	(4,483,010)	(4,257,203)
Proceeds from sales of properties	17,031	-
Purchase of equipment and automobiles	(1,035,910)	(123,344)
Net cash used in investing activities	(6,616,587)	(3,164,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	-	3,489,184
Increase in paid in capital	81,626	-
Net cash provided by financing activities	81,626	3,489,184

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55,752	2,153,552

INCREASE (DECREASE) IN CASH	(703,089)	4,078,981

CASH, beginning of period	44,854,511	54,081,848

CASH, end of period	$44,151,422	$58,160,829

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	$447,440	$455,480

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

The Company plans to sell Tiens Yihai, a joint venture owned by the Company and Tianjin Tianshi Pharmaceuticals Co., Ltd. (”Tianshi Pharmaceuticals”), in 2009. In anticipation of this sale, the registered capital requirement of Tiens Yihai was decreased from $200 million to $29,989,361, which coincided with its then-current paid in capital. This reduction was approved by the local government on October 14, 2008. Pursuant to the change of the registered capital requirement and the capital contributions from both investors, the share held by Tianshi Holding decreased from 99.4% to 96% and the share held by Tianshi Pharmaceuticals increased to 4% from 0.06%.

Nature of operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products. In the People’s Republic of China (“PRC”), the Company sells its products to Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”). Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Outside the PRC, the Company sells its products to overseas affiliated companies located in 46 countries that in turn re-package them and sell to independent direct sales distributors.

Note 2 – Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. Biological, Tiens Yihai and Life Resources' financial records are maintained and the statutory financial statements are stated in the local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Translation adjustments resulting from this process are included in other comprehensive income in the statement of income and other comprehensive income.

Translation adjustments amounted to $200,003 and $4,423,860 for the three months ended March 31, 2009 and 2008, respectively. Asset and liability accounts at March 31, 2009 and December 31, 2008 were translated at 6.85 RMB to $1.00 USD. Equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were 6.85 RMB and 7.18 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at March 31, 2009 and December 31, 2008, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

	March 31, 2009		December 31, 2008
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$4,267,742	$4,300,268	$4,267,742	$4,244,098

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At March 31, 2009 and December 31, 2008, receivables due from Tianshi Engineering outstanding more than 90 days totaled $2,562,017 and $0, respectively. At March 31, 2009 and December 31, 2008, receivables due from overseas related companies outstanding more than 180 days totaled $3,245,827 and $3,316,115, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

	Balance at Beginning of Period	Increase (Decrease) of provision for Doubtful Accounts	Balance at End of Period
Period ended March 31, 2009
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$1,108,789	$(183,224)	$925,565

Period ended March 31, 2008
Reserves and allowances
deducted from assets accounts:
Allowance for doubtful accounts:	$71,700	$(12,288)	$59,412

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be made. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses are as follows:

	Balance at Beginning of Period	Increase (Decrease) of provision for Doubtful Accounts	Balance at End of Period
Period ended March 31, 2009
Reserves and provisions
deducted from assets accounts:
Provision for prepaid expenses:	$952,071	$1,175	$953,246

Period ended March 31, 2008
Reserves and provisions
deducted from assets accounts:
Provision for prepaid expenses:	$872,053	$36,293	$908,346

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the consolidated statements of income and other comprehensive income. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to buildings and equipment are capitalized.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

Construction deposits

Construction deposits represent advances paid by the Company to contractors for construction in progress.

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

Other assets

Other assets mainly consist of a deposit and a related loan made to a local government agency for the acquisition of land use rights in Shanghai. Originally, the deposit related to the proposed acquisition of land use rights for 263 acres of land by Tiens Yihai. However, on November 10, 2006, Tianshi Holdings and the local government entered a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai of a reduced 80 acres parcel of land. As of March 31, 2009, land use rights for only 50 of the 80 acres had been received. Since the Company plans to sell its 96% share of Tiens Yihai in 2009, the loan made to local government agency was included in assets held for sale in the consolidated financial statements of the Company as of March 31, 2009.

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB 35,803,461 (or US $5,230,169). On August 28, 2008, Life Resources paid RMB 41,022,061 (or US $5,992,503) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB 41,022,061 (or US $5,992,503) from a government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Noncontrolling interest

Noncontrolling interest represents the outside shareholder’s 20% ownership of Biological and 4% ownership of Tiens Yihai as of March 31, 2009. Prior to January 1, 2009, the share of Tiens Yihai owned by noncontrolling shareholders was 0.6%.

Revenue recognition

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from the sale of semi-finished products is recognized at FOB Tianjin shipping point. Revenue from the sale of finished products is recognized only when the related party Chinese distributor recognizes sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company sells mostly finished products. The Company recognizes revenue from international sales (non-Chinese) to affiliated parties, net of taxes as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2009 related to previous revenues, no allowance for estimated returns has been recorded as of March 31, 2009 and December 31, 2008.

Advertising costs

The Company sells all of its products to related parties and these related parties are primarily responsible for marketing. Advertising costs of the Company for the three months ended March 31, 2009 and 2008 amounted to $0 and $126,640, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling costs totaled $140,702 and $50,715 for the three months ended March 31, 2009 and 2008, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue and the related shipping and handling costs were included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred, in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development costs of $379,460 and $230,610 for the three months ended March 31, 2009 and 2008, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable, net of the change during the period in deferred tax assets and liabilities. The Company adopted FIN 48, Accounting for Uncertainty in Tax Positions.

The Company has not been subjected to income tax examinations by taxing authorities for the three months ended March 31, 2009 and the year ended December 31, 2008. During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at March 31, 2009 and December 31, 2008, respectively.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2009 and 2008.

Other comprehensive income

Other comprehensive income represents foreign currency translation adjustments for the period. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income and Consolidated Statements of Shareholders’ Equity do not include other comprehensive income attributed to noncontrolling interest.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R became effective in the first quarter of 2009. The Company adopted this statement beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51" (“SFAS 160”). SFAS 160 provides guidance on how to report a non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 became effective in the first quarter of 2009. As a result of the adoption of SFAS 160 from January 1, 2009,  the Company reclassified minority interest of $9.4 million to noncontrolling interest as a component of equity on the Consolidated Balance Sheet for the quarter ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective in the first quarter of 2009. The adoption of SFAS No. 161 from January 1, 2009 had no effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, "Determination of the Useful Life of Intangible Assets" (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 had no material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 had no material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active  (“FSP No. FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP No. FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP No. FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Raw materials	$2,655,394	$2,507,073
Packing materials	1,089,222	1,131,252
Miscellaneous supplies	362,444	402,630
Work in process	438,939	699,205
Finished goods	2,439,984	3,625,447
Total	$6,985,983	$8,365,607

The Company has written off obsolete goods in the amount of $0 and $7,351 for the three months ended March 31, 2009 and 2008, respectively.

Note 4 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Advance to suppliers	$889,229	$297,576
Short-term prepaid expenses	3,011	4,322
Total	$892,240	$301,898

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Buildings and improvements	$1,560,447	$1,558,524
Office equipment	384,151	383,678
Computer equipment and software	2,863,174	2,900,333
Machinery and equipment	13,355,590	12,835,301
Automobiles	4,484,069	4,145,367
Total	22,647,431	21,823,203
Less: accumulated depreciation	(11,927,593)	(11,548,560)
Property, plant and equipment, net	$10,719,838	$10,274,643

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $544,811 and $683,155,respectively.

Note 6 - Intangible assets

Intangible assets consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Land use rights	$13,514,801	$13,498,149
Other intangible assets	343,850	343,426
Less accumulated amortization	(781,579)	(704,380)
Intangible assets, net	$13,077,072	$13,137,195

Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $97,143 and $60,894, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2009	$304,938
2010	$304,553
2011	$304,553
2012	$298,049
2013	$286,968

Note 7 – Assets held for sale

Due to the continued uncertainty relating to the Tiens Yihai project, the Company plans to sell Tiens Yihai in 2009. Tianshi Holdings, Tianshi Pharmaceuticals and Tianjin Tianshi Group Co., Ltd. ("Tianshi Group”) entered a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to buy Tianshi Holdings’ 96% share of Tiens Yihai, with Tianshi Group guaranteeing payment.

The assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale, respectively, for the consolidated balance sheets presented herein. The assets and liabilities of Tiens Yihai as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Cash	$23,857,787	$23,861,938
Other receivables-third parties	7,567	6,126
Employee advances	803	1,341
Property, plant, and equipment,net	479,523	548,717
Construction In progress	2,508,957	2,462,108
Intangible assets, net	2,585,710	2,596,029
Long-term prepaid expense	5,348,300	5,290,521
Assets held for sale	$34,788,647	$34,766,780

Accounts payable	3,316	3,312
Wages and benefits payable	83,941	88,648
Other taxes payable	-	2
Other payables	29,935	29,898
Other payables - related parties	188	187
Liabilities directly associted with
assets classified as held for sale	$117,380	$122,047

Note 8 – Related party transactions and balances

The Company mainly conducted related party transactions with Tianshi Group, Tianshi Engineering, Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”) and overseas related companies of Tianshi Group. Tianshi Group is owned 90% by Jinyuan Li and 10% by his daughter, Baolan Li. Tianshi Engineering is owned 51% by Tianshi Group and 49% by Baolan Li. Tianshi Investment is 100% owned by Jinyuan Li. Jinyuan Li owns or controls the overseas related companies of Tianshi Group.

The Company’s related party transactions are required to be reviewed and approved or ratified by the Board of Directors. No director that is a related person in a related party transaction may participate in any discussion, approval or ratification of the related party transaction except to provide information concerning it. The following tables are provided to facilitate an understanding of the transactions and outstanding balances between those related parties.

	Three months ended March 31,
	2009	2008
Revenue-related parties	$18,237,545	$12,820,821

	March 31, 2009	December 31, 2008
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $925,565 and $1,108,789 as of March 31, 2009 and December 31, 2008, respectively	$25,648,895	$23,941,431
Other receivables – related parties	$18,360,639	$15,729,076
Advances from customers – related parties	$4,608,494	$3,239,650
Other payables – related parties	$6,367,301	$6,373,900
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$2,137,742	$2,137,742

Revenue -related parties

The details of revenue-related parties are as follows:

	Three months ended March 31,
	2009	2008
Tianshi Engineering	$2,742,620	$6,105,779
Overseas Related Companies	15,494,925	6,715,042
Total	$18,237,545	$12,820,821

The Company markets all of its products through various domestic and international business entities that are related to the Company through common ownership. As a result, almost all of the Company’s total consolidated sales were to related parties. During 2008 the Company sold products to a non-affiliated agent in China for the purpose of exporting the Company’s products to overseas affiliated parties in light of the slow-down and backlog of export clearances in China during 2008. These sales did not occur in the first quarter of 2008 and accounted for less than 5% of the Company’s total revenues in 2008.

In China, the Company sells products to Tianshi Engineering, a related party through common ownership. Tianshi Engineering, in turn, markets and sells the products to customers through its branches and affiliated companies and at chain stores owned by individual distributors. Tianshi Engineering is solely responsible for all marketing and payments of sales commissions to independent distributors.

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	March 31, 2009	December 31, 2008
Tianshi Engineering	$2,310,618	$4,362,355
Overseas Related Companies	24,263,842	20,687,865
Allowance for Doubtful Accounts	(925,565)	(1,108,789)
Total	$25,648,895	$23,941,431

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

	March 31,	December 31,
	2009	2008
Tianshi Engineering	$15,091,666	$11,636,208
Tianshi Group	3,144,259	4,018,078
Tianshi Xiangda Logistic Co.,Ltd.	57,105	-
Tianshi Yinshi Hotel	36,520	36,475
Tianjin Xingda Travel Co., Ltd.	10,317	12,932
Tianshi Pharmaceuticals	3,048	5,922
Shengshi Real Estate Development	1,093	1,657
Beijin Xingda Travel Co., Ltd.	868	1,195
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Others	15,763	14,763
Total	$18,360,639	$15,729,076

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. As of March 31, 2009, $2,562,017 in receivables over 90 days due had been converted from account receivables - related parties to other receivables - related parties, with an interest rate of 4.86%.

The Company and Tianshi Group use common meters at the Company’s headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,785,520). Pursuant to the 2008 Transfer Agreement, Tianshi Group will pay Biological over several installments during 2009. For the first quarter of 2009, Tianshi Group paid RMB 5,000,000 (or US $730,400).

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands. As of March 31, 2009 and December 31, 2008, advances from related party customers amounted to $4.6 million and $3.2 million, respectively.

Other payables - related parties

The details of other payable-related parties are as follows:
	March 31, 2009	December 31, 2008
Tianshi Investment	$6,080,385	$6,080,385
Tianshi Germany Co., Ltd.	98,826	105,553
Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital")	84,359	84,359
Beijin Xingda Travel Co., Ltd.	80,344	80,245
Tianjin Tianshi Globlal International Trade Co., Ltd.	23,373	23,344
Tianshi Administrative Committee of Industrial Park	14	14
Total	$6,367,301	$6,373,900

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

The principal of the loan is being paid in consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 31, 2011. Interest of $266,273 and $399,543 accrued for the three months ended March 31, 2009 and 2008, respectively, and six installment payments had been made by the end of March 31, 2009.

The loan balance at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$4,267,742	$4,267,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$2,137,742	$2,137,742

Total principal payments for the remaining three years on all long-term debt-related parties are as follows:

Year Ending
December 31,	Amount
2009 (9 months remaining)	$2,130,000
2010	$2,130,000
2011	$7,742

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and in October 2007 for the 2008 and 2009 fiscal year.

On December 25, 2008, Biological entered the 2008 Transfer Agreement with Tianshi Group, pursuant to which Biological transferred to Tianshi Group four buildings subject to the Lease Agreements. Accordingly, the two production workshop leases expired at the end of fiscal 2008.

Rent revenue accrued from these leases amounted to $54,856 and $79,309 for the three months ended March 31, 2009 and 2008, respectively.

Other Transactions with Tianshi Group

On June 30, 2002, the Company entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of the Company’s gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for 2008 and again, effective as of January 1, 2009, for 2009. Rent expense totaled $160,988 and $188,391 for the three months ended March 31, 2009 and 2008, respectively.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy some workshop spaces belonged to Tianshi Group. The leases are rent-free, except that, Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continues until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

Note 9 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	Three months ended March 31,
	2009	2008
Indonesia	$5,552,338	$2,193,888
China	2,742,620	6,105,779
Vietnam	1,565,135	54,486
Russia	1,448,321	2,005,873
Other	6,929,131	2,460,795
Total	$18,237,545	$12,820,821

Revenue by Product Group:

	Three months ended March 31,
	2009	2008
Wellness products	$17,163,712	$11,757,053
Dietary supplement products	1,073,833	1,029,966
Personal care products	-	33,802
Total	$18,237,545	$12,820,821

Note 10 - Income taxes

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

Beginning January 1, 2008, new Enterprise Income Tax (“EIT”) laws became effective and replaced the laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate formerly applicable to both DES and FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. In November 2008, Biological was qualified as a high-tech company . However, Biological was required by the local tax authority to prepay income tax at a tax rate of 25% every year, although the prepaid income tax could be refunded in the next year.

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

Provisions for income taxes were all current income tax expenses and for the three months ended March 31, 2009 and 2008 were $359,615 and $1,480,394, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	Three months ended March 31,
	2009		2008
	Biological	Life Resources	Biological
U.S. Statutory rate	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0
Effect of reduced tax rate	(10.0)	(25.0)	(10.0)
Total provision for income taxes	15.0%	0.0%	15.0%

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2009 and 2008 amounted to $1,324,958 and $592,158, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the three months ended March 31, 2009 and 2008 by $0.01and $0.02, respectively.

 Note 11 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Company employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

The Company is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $220,913 and $186,370 for the three months ended March 31, 2009 and 2008, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $22,421 and $18,376 for the three months ended March 31, 2009 and 2008, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $113,430 and $95,110 for the three months ended March 31, 2009 and 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS Of OPERATIONS

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States Dollars and references to “renminbi” or “RMB” are to the People’s Republic of China Renminbi. References to “we”, “us”, “our”, the “Company” or “Tiens” include Tiens Biotech Group (USA), Inc. and its subsidiaries, except where the context requires otherwise.

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

OVERVIEW

Tiens researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, People’s Republic of China (“China” or the “PRC”) through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co. Ltd. (“Biological”) and our wholly-owned subsidiary, Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”). We sell our products to affiliated companies in China and internationally.

Tiens is a Delaware corporation. We own 100% of Tianshi International Holdings Group Ltd., a British Virgin Islands company (“Tianshi  Holdings”). Tianshi Holdings owns 80% of Biological.

Tianjin Tianshi Biological Engineering Co. Ltd. (“Tianshi Engineering”), a Chinese company and the entity to which we sell all of our products for consumption in China, owns the remaining 20% of Biological. Tianshi Engineering is 100% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”).  Tianshi Group is 90% owned by Jinyuan Li, our Chairman, President and CEO, and 10% owned by Baolan Li, Jinyuan Li’s daughter.

Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices in Tianjin, China totaling approximately 420,000 square meters.  We intend to move our headquarters to these new facilities once they are completed.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)	Change
REVENUE - RELATED PARTIES	$18,237,545	$12,820,821	42.2%

COST OF SALES	5,735,059	4,040,060	42.0%

GROSS PROFIT	12,502,486	8,780,761	42.4%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,130,936	3,247,199	-3.6%

INCOME FROM OPERATIONS	9,371,550	5,533,562	69.4%

OTHER (EXPENSE) INCOME, NET	(12,136)	444,171	-102.7%

INCOME BEFORE PROVISION FOR INCOME TAXES	9,359,414	5,977,733	56.6%

PROVISION FOR INCOME TAXES	359,615	1,480,394	-75.7%

NET INCOME	8,999,799	4,497,339	100.1%

LESS: Net income attributable to the noncontrolling interest	406,974	888,437	-54.2%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$8,592,825	$3,608,902	138.1%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.12	$0.05

Revenue.  For the first quarter of 2009, revenue was $18.2 million, an increase of 42.2% compared to $12.8 million for the same period in 2008.  The breakdown of revenue between Chinese and international sales is as follows.

	Three months ended March 31,
	2009	2008	Change
China	$2,742,620	$6,105,779	-55.1%
International	$15,494,925	$6,715,042	130.7%
Total	$18,237,545	$12,820,821	42.2%

For the first quarter of 2009, revenue in China was $2.7 million, a decrease of 55.1% compared to $6.1 million for the same period in 2008. This decrease of domestic revenue was due to the decrease of orders for wellness products, which management believes was due to customers stocking up on certain products during the third quarter of 2008 as a result of the price increase announcement by Tianshi Engineering during that quarter.

For the first quarter of 2009, international revenue was $15.5 million, an increase of 130.7% compared to $6.7 million for the same period in 2008. This increase in international revenue was mainly due to an increase in sales in Indonesia and Vietnam.  Additionally, export restrictions have been reduced since China’s Administration of Quality Supervision, Inspection and Quarantine ended its national campaign, which began in August 2007, against unsafe food and substandard products at the end of 2008.

Cost of Sales. Cost of sales for the first quarter of 2009 increased to $5.7 million, an increase of 42% compared to $4.0 million for the same period in 2008. This increase was mainly due to the increase in sales for the period.  Cost of sales for the period increased at a slightly lower rate than revenue, primarily due to fixed costs, which do not increase or decrease in line with revenue changes.

Gross Profit. Gross profit for the first quarter of 2009 was $12.5 million, an increase of 42.4% compared to $8.8 million for the same period in 2008. This increase reflects the increase in sales. The gross profit margin for the first quarter of 2009 was 68.6%, compared to 68.5% for the same period in 2008. This increase reflects the slightly lower rate of increase of cost of sales compared with that of revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $3.1 million for the first quarter of 2009, a decrease of 3.6% compared to $3.2 million for the same period in 2008.  The decrease was primarily due to decreases in salary expenses as a result of salary reductions and reduced headcount and business tax expenses. The selling and administrative expenses as a percentage of sales was 17.2% for the first quarter of 2009 compared to 25.3% for the same period in 2008, because of the increase in sales.

Other income (expense), net.  Other expense was $0.01 million for the first quarter of 2009, compared to $0.4 million of income for the same period in 2008. The difference was mainly due to decrease in interest received by Tiens Yihai Co. Ltd. (“Tiens Yihai”), our subsidiary, from seven days notice deposits and a loan to the government, and gain on currency translation.

Provision for income taxes.  Provision for income taxes was $0.4 million for the first quarter of 2009 compared to $1.5 million for the same period in 2008.  Beginning on January 1, 2008, new Enterprise Income Tax (“EIT”) laws became effective and replaced the previous laws for Foreign Invested Enterprises (“FIEs”). A new standard EIT rate of 25% will apply to FIEs.  According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually.  In November 2008, Biological was qualified as a high-tech company.  Previously, Biological paid income tax at the rate of 25%.  However, Biological was required by the local tax authority to prepay income tax at tax rate of 25% every year, and the prepaid income tax could be refunded in the next year. In addition, beginning in June 2008, we transferred production and sale of semi-finished products from Biological to Life Resources. Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Net income.  As a result of the foregoing factors, net income for the first quarter of 2009 was $9.0 million, an increase of 100.1% compared to $4.5 million for the same period in 2008.  This increase reflects the increase in sales. In addition, beginning in June 2008, we transferred production of semi-finished products and sale from Biological to Life Resources, which has the exemption from PRC income taxes described above.

Other comprehensive income.  Other comprehensive income decreased to $0.2 million for the first quarter of 2009, compared to $4.7 million for the same period in 2008. This decrease was mainly due to the slowdown in the  rate of increase in the value of the renminbi against the dollar for the first quarter of 2009 compared to the same period in 2008. Other comprehensive income represents foreign currency translation adjustments for the period. Accumulated other comprehensive income was recorded in Biological, Tiens Yihai and Life Resources due to balance sheet translations. Accumulated other comprehensive income was recorded in Tianshi Holdings due to the effect of foreign exchange rate on dividend receivables from Biological.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $1.6 million for the same period of 2008. This increase was primarily due to the increase in income during the first quarter of 2009.

As of March 31, 2009, we had positive working capital of $75.8 million. Cash was $44.2 million as of March 31, 2009, compared to $44.9 million as of March 31, 2008.

Net cash used in investing activities increased by $3.5 million for the three months ended March 31, 2009 compared to the same period of 2008. During the first three months of 2008, we received a payment for loan to related parties in the amount of $1.4 million. In addition, we purchased $1.0 million of equipment and vehicles in the first quarter of 2009. Net cash provided by financing activities was $0.08 million for the three months ended March 31, 2009, compared to $3.5 million for the same period of 2008. During the first three months of 2008, we received a loan from Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”), a company wholly-owned by Jinyuan Li, in the amount of $3.5 million relating to Life Resources.

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

Revenue recognition.

We sell both semi-finished products and finished products to Tianshi Engineering domestically. Life Resources mainly sells semi-finished products, and Biological mainly sells finished products. Revenue from the sale of  semi-finished products is recognized at FOB Tianjin shipping point, when the semi-finished products are sold to Tianshi Engineering.  Revenue from the sale of finished products is recognized only when the related party Chinese distributor recognizes sales of our products to unaffiliated third parties. Revenues in both cases are net of value added taxes.

For overseas sales, we sell mostly finished products. We recognize revenue from international sales (outside of China) to affiliated parties, net of value added taxes as goods are shipped and clear review by the customs department of the Chinese government.

We are generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, we permit customers to return their products. In accordance with SFAS No. 48, “Revenue Recognition when the Right of Return Exists”, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.  As we did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2009 related to previous revenues, no allowance for estimated returns has been recorded as of March 31, 2009.

Bad debts.

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

Inventories.

Inventories are stated at the lower of cost or market, using the moving average basis. We review our inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combination” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R became effective in the first quarter of 2009. We adopted this statement beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 provides guidance on how to report a non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 became effective in the first quarter of 2009. As a result of the adoption of SFAS 160 from January 1, 2009,  we reclassified minority interest of $9.4 million to noncontrolling interest as a component of equity on the Consolidated Balance Sheet for the quarter ended March 31, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires an enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective in the first quarter of 2009. The adoption of SFAS No. 161 from January 1, 2009 had no effect on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”  (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 had no material impact on the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this Statement had no effect on the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 had no material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active  (“FSP No. FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP No. FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP No. FAS 157-3 did not have a material impact on the consolidated financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market all of our products through various domestic and international business entities that are related to us through common ownership. As a result, all of our consolidated sales are to related parties.

In China, we sell our products to Tianshi Engineering, an affiliated company. Tianshi Engineering, in turn, markets and sells the products to customers through its branches and affiliated companies and at chain stores owned by individual distributors.

We have a sales contract with Tianshi Engineering which requires Tianshi Engineering to purchase all of our products to be sold in China. We sell our finished products to Tianshi Engineering at a price equal to 25% of the Chinese market price for the products. This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi Holdings, and we believe that it is a reasonable sales price for us to receive. The price of semi-finished goods sold to Tianshi Engineering was originally set at the beginning of 2006 to provide us with a 75% gross profit margin. However, based on fluctuations in the cost of raw materials and quantities produced, the gross profit margin percentage varied during the year. This 75% figure was negotiated between the parties, and we believe that it is reasonable. The goal of this new pricing policy was to try to maintain the our gross margins on semi-finished goods at a similar level to historical gross margins for finished goods. All of Tianshi Engineering’s Chinese affiliated companies are owned in whole or in part by Jinyuan Li’s immediate family members.

Internationally, we sell our products directly to overseas affiliates located in 46 countries, who in turn re-package the products to meet the needs of the local markets and sell to independent distributors or end users of our products. Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities are regulated through internal policies.

During 2008 we sold products to a non-affiliated agent in China for the purpose of exporting our products to overseas affiliated parties in light of the slow-down and backlog of export clearances in China during 2008.  These sales did not occur in the first quarter of 2008 and accounted for less than 5% of our total revenues in 2008.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and our company.

	March 31, 2009	December 31, 2008
Revenue – related parties	$18,237,545	$12,820,821
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $925,565 and $1,108,789 as of March 31, 2009 and December 31, 2008, respectively	$25,648,895	$23,941,431
Other receivables – related parties	$18,360,639	$15,729,076
Advances from customers – related parties	$4,608,494	$3,239,650
Other payables – related parties	$6,367,301	$6,373,900
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$2,137,742	$2,137,742

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended March 31,
	2009	2008
Tianshi Engineering	$2,742,620	$6,105,779
Overseas Related Companies	15,494,925	6,715,042
Total	$18,237,545	$12,820,821

Accounts Receivable, Trade - Related Parties

	March 31, 2009	December 31, 2008
Tianshi Engineering	$2,310,618	$4,362,355
Overseas Related Companies	24,263,842	20,687,865
Allowance for Doubtful Accounts	(925,565)	(1,108,789)
Total	$25,648,895	$23,941,431

Accounts receivables-related parties increased from December 31, 2008 as a result of the increase in revenue.

Other Receivables - Related Parties

Other receivables - related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	March 31,	December 31,
	2009	2008
Tianshi Engineering	$15,091,666	$11,636,208
Tianshi Group	3,144,259	4,018,078
Tianshi Xiangda Logistic Co.,Ltd.	57,105	-
Tianshi Yinshi Hotel	36,520	36,475
Tianjin Xingda Travel Co., Ltd.	10,317	12,932
Tianshi Pharmaceuticals	3,048	5,922
Shengshi Real Estate Development	1,093	1,657
Beijin Xingda Travel Co., Ltd.	868	1,195
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Others	15,763	14,763
Total	$18,360,639	$15,729,076

Historically, Tianshi Engineering remitted payment to us upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we agreed to allow Tianshi Engineering to defer payment. Balances not remitted to us within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. As of March 31, 2009, $2,562,017 of recievables over 90 days past due had been converted from account receivables - related parties to other receivables - related parties, with an interest rate of 4.86%.

Tianshi Group and our company use common meters at our headquarters for electricity and water and also use the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,785,520). Pursuant to the 2008 Transfer Agreement, Tianshi Group will pay Biological over several installments during 2009. For the first quarter of 2009, Tianshi Group paid RMB 5,000,000 (or US $730,400).

Advances from Customers - Related Parties

Advances from related party customers were $4.6 million and $3.2 million as of March 31, 2009 and December 31, 2008, respectively. These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	March 31, 2009	December 31, 2008
Tianshi Investment	$6,080,385	$6,080,385
Tianshi Germany Co., Ltd.	98,826	105,553
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Beijin Xingda Travel Co., Ltd.	80,344	80,245
Tianjin Tianshi Globlal International Trade Co., Ltd.	23,373	23,344
Tianshi Administrative Committee of Industrial Park	14	14
Total	$6,367,301	$6,373,900

On January 21, 2008, Life Resources and Tianshi Investment entered a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources for $6.5 million without interest. The loan was due on June 30, 2008. On June 30, 2008, the parties extended the loan to December 31, 2008. In November 2008, we have paid approximately $420,000 to Tianshi Investment. The remaining loan was extended to June 30, 2009 by the parties on December 31, 2008.

Long Term Debt - Related Party

On September 10, 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million (in aggregate principal amount) to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $266,273 and $399,543 accrued for the three months ended March 31, 2009 and 2008, respectively, and six installment payments had been made by the end of March 31, 2009.

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered four lease agreements with Tianshi Engineering, which enabled Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological, for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for 2007 and on October 31, 2007 for 2008 and 2009.

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

On December 25, 2008, Biological entered the 2008 Transfer Agreement with Tianshi Group, pursuant to which Biological transferred to Tianshi Group four buildings subject to the above described lease agreements. Accordingly, the two production workshop leases expired at the end of 2008.

Rent revenue accrued from these leases amounted to $54,856 and $79,309 for the three months ended March 31, 2009 and 2008, respectively.

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

Other Transactions with Tianshi Group

On June 30, 2002, we entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, our annual rent is equal to 1% of our gross revenues. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for 2008 and again, effective as of January 1, 2009, for 2009. Rent expense totaled $160,988 and $188,391 for the three months ended March 31, 2009 and 2008, respectively.

On December 14, 2007, Biological entered into a Real Property Transfer Agreement (the “2007 Transfer Agreement”) with Tianshi Group. Under the 2007 Transfer Agreement, Biological transferred to Tianshi Group title to buildings consisting of approximately 34,000 square meters total of office, workshop, conference and exhibition space, located at our headquarters in Tianjin China for $15,316,496.  Land use rights on the underlying land, which is owned by the government of China and which rights continue through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other properties were also transferred.  Biological also assigned certain contracts with third parties related to the servicing and upkeep of the buildings transferred (collectively, the “Third Party Contracts”).  In consideration for the transfer of the buildings and land-use rights, Tianshi Group paid Biological $15,334,037, plus $3,190,773 to cover pre-payments previously made by Biological under the Third Party Contracts.

On December 14, 2007, Biological and Tianshi Group also entered a Lease Agreement  (the “2007 Lease Agreement”) pursuant to which Biological has the right to use and occupy the office and workshop spaces transferred under the 2007 Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that we move to the new administrative facilities being constructed by Life Resources, or the land use rights on the underlying property expire.

On January 1, 2009, the 2007 Lease Agreement was terminated and each of Biological and Life Resources entered a new Lease Agreement (the “2009 Lease Agreement”) with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces transferred under the 2007 Transfer Agreement and the 2008 Transfer Agreement. The leases are rent-free, except that, Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continues until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

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

Due to the continued uncertainty relating to the Tiens Yihai project, we plan to sell Tiens Yihai in 2009. Tianshi Holdings, Tianshi Pharmaceuticals and Tianshi Group entered into a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to buy Tianshi Holdings’ 96% share of Tiens Yihai, with Tianshi Group guaranteeing payment.

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

Transactions with Life Science

On August 25, 2008, Life Resources and Tianjin Tiens Life Science Co., Ltd (“Life Science”) entered a definitive agreement with the Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau (the “Tianjin Government”) pursuant to which Life Resources and Life Science will pay the Tianjin Government in connection with changes to the zoning on several parcels of land on which they respectively have land use rights from “industrial” to “educational.” Life Resources had paid a total of RMB 41,022,061 (or approximately US$6.0 million) in connection with the zoning changes to its parcels.  Life Science is wholly-owned by Tianshi Group.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations, that existing cash and funds generated from operations will be sufficient to meet working capital needs for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted based on the Company’s status as a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Term Loan Agreement, dated April 21, 2009 by and between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Biological Engineering Co, Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2009

/s/ Zheng Wan

Zheng Wan
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1	Term Loan Agreement, dated April 21, 2009 by and between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Biological Engineering Co,. Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002