Form 10-Q
period 2009-06-30
TIENS BIOTECH GROUP USA INC
filed 2009-08-14
CIK 1168556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

+86-22-8213-7914
(Registrant’s telephone number, including area code)

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
Yes ☐     No ☒

There were 71,333,586 shares of the registrant’s common stock outstanding on August 13, 2009.

TIENS BIOTECH GROUP (USA), INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$10,387,475	$20,992,573
Cash related to assets held for sale	23,953,055	23,861,938
Total cash	34,340,530	44,854,511
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $913,486 and $1,108,789 as of June 30, 2009 and December 31, 2008 , respectively	29,702,386	23,941,431
Inventories	5,032,446	8,365,607
Other receivables	801,210	813,591
Other receivables - related parties	13,494,896	15,729,076
Employee advances	194,073	112,591
Prepaid expenses	737,779	301,898
Prepaid taxes	1,717,898	1,531,207
Other assets held for sale	10,828,631	10,904,842
Total current assets	96,849,849	106,554,754

PROPERTY, PLANT AND EQUIPMENT, net	10,796,643	10,274,643

OTHER ASSETS:
Construction in progress	92,323,942	72,300,104
Construction deposits	4,695,601	2,586,302
Intangible assets, net	13,002,520	13,137,195
Other assets	73,050	87,541
Total other assets	110,095,113	88,111,142

Total assets	$217,741,605	$204,940,539

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,237,723	$6,283,849
Advances from customers - related parties	3,024,666	3,239,650
Wages and benefits payable	747,381	1,449,146
Other taxes payable	269,717	117,818
Contractor deposits	321,990	163,248
Contractor payables	14,229,565	11,871,456
Other payables	1,541,229	1,933,743
Other payables - related parties	213,263	6,373,900
Current portion of long term debt, related party	2,130,000	2,130,000
Liabilities directly associated with assets classified as held for sale	116,729	122,047
Total current liabilities	27,832,263	33,684,857

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	1,072,742	2,137,742
Deferred income	11,224,209	11,208,844
Total non current liabilities	12,296,951	13,346,586

Total liabilities	40,129,214	47,031,443

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	9,385,565	9,234,123
Statutory reserves	13,217,217	9,420,783
Retained earnings	121,298,044	106,325,356
Accumulated other comprehensive income	24,062,054	23,851,062
Total shareholders' equity of the Company	168,034,214	148,902,658
Noncontrolling interest	9,578,177	9,006,438
Total equity	177,612,391	157,909,096
Total liabilities and equity	$217,741,605	$204,940,539

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUE - RELATED PARTIES	$20,551,036	$19,654,447	$38,788,581	$32,475,268

COST OF SALES - RELATED PARTIES	6,117,409	6,203,705	11,852,468	10,243,765

GROSS PROFIT	14,433,627	13,450,742	26,936,113	22,231,503

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,014,591	5,088,597	7,145,527	8,335,796

INCOME FROM OPERATIONS	10,419,036	8,362,145	19,790,586	13,895,707

Interest expense	(53,201)	(80,078)	(105,817)	(132,662)
Interest income	100,779	268,517	186,547	505,849
Other expense	(28,144)	(1,246,287)	(73,432)	(986,864)
OTHER (EXPENSE) INCOME, NET	19,434	(1,057,848)	7,298	(613,677)

INCOME BEFORE INCOME TAXES	10,438,470	7,304,297	19,797,884	13,282,030

INCOME TAXES	123,101	1,664,054	482,716	3,144,448

NET INCOME	10,315,369	5,640,243	19,315,168	10,137,582

LESS: Net income attributable to the noncontrolling interest	(139,071)	(998,642)	(546,045)	(1,887,079)

NET INCOME ATTRIBUTABLE TO THE COMPANY	10,176,298	4,641,601	18,769,123	8,250,503

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	10,989	2,675,768	210,992	7,099,628

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	10,187,287	7,317,369	18,980,115	15,350,131

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	140,300	1,174,080	559,895	2,337,664

COMPREHENSIVE INCOME	$10,327,587	$8,491,449	$19,540,010	$17,687,795

EARNINGS PER SHARE, BASIC AND DILUTED	$0.14	$0.07	$0.26	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,315,168	$10,137,582
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for doubtful accounts	(196,863)	37,715
Depreciation	1,112,849	1,373,096
Amortization	194,380	140,911
Interest expense (income)	2,710	(92,523)
Gain on sale of assets	(15,717)	(8,554)
(Increase) decrease in assets:
Accounts receivable, trade - related parties	(5,532,449)	(15,693,689)
Accounts receivable, trade - third parties	-	22,722
Other receivables	10,743	498,556
Other receivables - related parties	(992,241)	(526,327)
Inventories	3,355,993	190,894
Employee advances	(80,805)	(185,415)
Prepaid expense	(435,576)	365,778
Increase (decrease) in liabilities:
Accounts payable	(1,579,065)	1,223,358
Advances from customers - related parties	(219,470)	663,444
Wages and benefits payable	(703,898)	(422,254)
Other taxes payable	8,920	1,205,680
Other payables	(395,970)	(67,118)
Other payables - related parties	(202,847)	16,388
Net cash provided by (used in) operating activities	13,645,862	(1,119,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections from loans to local government	105,193	450,197
Repayment of loan from related parties	-	2,133,222
Construction deposits	(3,846,961)	(2,206,145)
Contractor deposits	158,551	101,801
Addition to construction in progress	(15,954,182)	(9,722,463)
Proceeds from sales of properties	17,039	61,152
Purchase of equipment and automobiles	(921,388)	(360,192)
Net cash used in investing activities	(20,441,748)	(9,542,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	(3,945,510)	7,400,000
Payments on long term debt, related party	-	(1,065,000)
Proceeds from joint venture investor in Dongfeng	-	2,828
Payments to minority interest shareholder	-	(5,070,091)
Increase in paid in capital	163,331	-
Net cash provided by (used in) financing activities	(3,782,179)	1,267,737

EFFECT OF EXCHANGE RATE CHANGES ON CASH	64,084	3,053,932

DECREASE IN CASH	(10,513,981)	(6,340,515)

CASH, beginning of period	44,854,511	54,081,848

CASH, end of period	$34,340,530	$47,741,333

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$105,817	$132,662
Income taxes	$667,347	$1,822,619

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

The Company plans to sell Tiens Yihai, a joint venture owned by the Company and Tianjin Tianshi Pharmaceuticals Co., Ltd. (”Tianshi Pharmaceuticals”), in 2009. In anticipation of this sale, the registered capital requirement of Tiens Yihai was decreased from $200 million to $29,989,361, equal to its then-current paid in capital. This reduction was approved by the local government on October 14, 2008. Pursuant to the change of the registered capital requirement and the capital contributions from both investors, the share held by Tianshi Holding decreased from 99.4% to 96% and the share held by Tianshi Pharmaceuticals increased to 4% from 0.06%. Tianshi Holdings, Tianshi Pharmaceuticals and Tianjin Tianshi Group Co., Ltd. ("Tianshi Group”) entered a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to buy Tianshi Holdings’ 96% share of Tiens Yihai, with Tianshi Group guaranteeing payment. In addition, Tiens Yihai is currently in discussions with the Chinese government about a potential sale of its real property to the Chinese government.  Since the Company plans to sell its 96% share of Tiens Yihai or the assets of Tiens Yihai in 2009, the assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale, respectively.

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

Translation adjustments amounted to $210,992 and $7,099,628 for the six months ended June 30, 2009 and 2008, respectively, and $10,989 and $2,675,768 for the three months ended June 30, 2009 and 2008, respectively. Asset and liability accounts at June 30, 2009 and December 31, 2008 were translated at 6.85 RMB to $1.00 USD. Equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2009 and 2008 were 6.84 RMB and 7.07 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fair value of financial instruments

Fair value is defined in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

  • Level one — Quoted market prices in active markets for identical  assets or liabilities;

  • Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

  • Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at June 30, 2009 and December 31, 2008, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2009		December 31, 2008
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$3,202,742	$3,192,631	$4,267,742	$4,244,098

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At each of June 30, 2009 and December 31, 2008, there were no receivables due from Tianshi Engineering outstanding more than 90 days. At June 30, 2009 and December 31, 2008, receivables due from overseas related companies outstanding more than 180 days totaled $1,496,280 and $3,316,115, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

	Balance at Beginning of Period	Increase (Decrease) of Provision for Doubtful Accounts	Balance at End of Period
Period ended June 30, 2009
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$1,108,789	$(195,303)	$913,486

Period ended June 30, 2008
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$71,700	$37,715	$109,415

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be made. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses are as follows:

	Balance at Beginning of Period	Increase of Provision for Doubtful Accounts	Balance at End of Period
Period ended June 30, 2009
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$952,071	$1,305	$953,376

Period ended June 30, 2008
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$872,053	$56,130	$928,183

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

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other assets

Other assets mainly consist of a deposit and a related loan made to a local government agency for the acquisition of land use rights in Shanghai. Originally, the deposit related to the proposed acquisition of land use rights for 263 acres of land by Tiens Yihai. However, on November 10, 2006, Tianshi Holdings and the local government entered a supplemental agreement pursuant to which the parties agreed to the acquisition of land use rights by Tiens Yihai of a reduced 80 acres parcel of land. As of June 30, 2009, land use rights for only 50 of the 80 acres had been received. Since the Company plans to sell its 96% share of Tiens Yihai in 2009, the loan made to local government agency was included in assets held for sale in the consolidated financial statements of the Company as of June 30, 2009.

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB 35,803,461 (or US $5,230,886). On August 28, 2008, Life Resources paid RMB 41,022,061 (or US $5,993,323) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB 41,022,061 (or US $5,993,323) from a government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Noncontrolling interest

Noncontrolling interest represents the outside shareholder’s 20% ownership of Biological and 4% ownership of Tiens Yihai as of June 30, 2009. Prior to January 1, 2009, the share of Tiens Yihai owned by noncontrolling shareholders was 0.6%. The Company has adopted SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51". In accordance with the Statement, the Company reclassified noncontrolling interest from the section of the balance sheet between liabilities and equity to equity.

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

For overseas sales, the Company sells mostly finished products. The Company recognizes revenue from international sales (non-Chinese) to affiliated parties, net of taxes, as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, the Company permits customers to return their products. In accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2009 related to previous revenues, no allowance for estimated returns has been recorded as of June 30, 2009 and December 31, 2008.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Advertising costs

The Company sells all of its products to related parties, and these related parties are primarily responsible for marketing. Advertising costs of the Company for the six months ended June 30, 2009 and 2008 amounted to $6,211 and $213,468, respectively, and for the three months ended June 30, 2009 and 2008 amounted to $6,211 and $86,828, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling costs totaled $242,772 and $222,637 for the six months ended June 30, 2009 and 2008, respectively, and $102,070 and $171,922 for the three months ended June 30, 2009 and 2008, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue and the related shipping and handling costs were included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred, in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The Company expensed research and development costs of $668,720 and $613,662 for the six months ended June 30, 2009 and 2008, respectively, and $ 289,260 and $ 383,052 for the three months ended June 30, 2009 and 2008, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable, net of the change during the period in deferred tax assets and liabilities. The Company adopted FIN 48, “Accounting for Uncertainty in Tax Positions”.

The Company has not been subjected to income tax examinations by taxing authorities for the six months ended June 30, 2009 and the year ended December 31, 2008. During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at June 30, 2009 and December 31, 2008, respectively.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the six months ended June 30, 2009 and 2008.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51" (“SFAS 160”). SFAS 160 provides guidance on how to report a non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 became effective in the first quarter of 2009. As a result of the adoption of SFAS 160 from January 1, 2009, the Company reclassified minority interest of $9.6 million to noncontrolling interest as a component of equity on the Company’s Consolidated Balance Sheet for the six months ended June 30, 2009.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, "Determination of the Useful Life of Intangible Assets" (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP 142-3 had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 had no effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP No. FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP No. FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP No. FAS 157-3 did not have an effect on the Company’s consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. The Company evaluated subsequent events  after the balance sheet date of June 30, 2009 through the filing of this report with the SEC on August 14, 2009. The adoption of SFAS 165 had no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this Statement will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this Statement will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement will have no effect on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consist of the following at June 30, 2009 and December 31, 2008:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	December 31,
	2009	2008

Raw materials	$1,980,445	$2,507,073
Packing materials	842,333	1,131,252
Miscellaneous supplies	301,296	402,630
Work in process	428,805	699,205
Finished goods	1,479,567	3,625,447
Total	$5,032,446	$8,365,607

The Company has written off obsolete goods in the amount of $0 and $99,415 for the six months ended June 30, 2009 and 2008, respectively, and $0 and $ 92,064 for the three months ended June 30,2009 and 2008, respectively.

Note 4 – Supplemental disclosure of cash flow information

On June 5, 2009, Tianshi Holdings, Biological, Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”) and Tianshi Group entered an agreement, pursuant to which liabilities in the form of loan receivable due to Tianshi Investment from the Company in the amount of RMB27,000,000 (or US $3.9 million) were offset against a cash payment of RMB27,000,000 (or US $3.9 million) from Biological to Tianshi Group.

The right to offset existed because:

1.	The Company had a determinable outstanding loan due to Tianshi Investment;
2.	Tianshi Investment agreed to lend a determinable amount to Tianshi Group;
3.	The Company funded the amount that Tianshi Investment agreed to lend to Tianshi Group;
4.	The Company had the right to offset the amount of the outstanding loan due to Tianshi Investment with the amount that the Company funded to Tianshi Group;
5.	The Company, Tianshi Investment and Tianshi Group agreed to offset the two amounts; and
6.	The agreement to offset is enforceable under Chinese contract law.

On June 30, 2009, Tianshi Engineering paid $2,134,875.20 to Tianshi Investment on behalf of the Company, representing a loan payment by Tianshi Holdings. In return, $2,134,875.20 of Tianshi Holdings’ loan due from Tianshi Engineering was offset.

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

On June 30, 2009, Tianshi Engineering paid $1,170,816.62 to Tianyuan Capital on behalf of the Company, representing one installment of a loan that Tianyuan Capital lent to the Company, plus interest on that loan for the six months ended June 30, 2009. In return, $1,170,816.62 of a loan that Tianshi Holdings made to Tianshi Engineering was offset against such payment.

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

Note 5 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Advance to suppliers	$736,082	$297,576
Short-term prepaid expenses	1,697	4,322
Total	$737,779	$301,898

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following at June 30, 2009 and December 31, 2008:
	June 30,	December 31,
	2009	2008
Buildings and improvements	$1,557,229	$1,558,524
Office equipment	385,422	383,678
Computer equipment and software	2,869,737	2,900,333
Machinery and equipment	13,933,730	12,835,301
Automobiles	4,466,376	4,145,367
Total	23,212,494	21,823,203
Less: accumulated depreciation	(12,415,851)	(11,548,560)
Property, plant and equipment, net	$10,796,643	$10,274,643

Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $1,112,849 and $1,373,096, respectively, and $568,038 and $689,941 for the three months ended June 30, 2009 and 2008, respectively.

Note 7 - Intangible assets

Intangible assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Land use rights	$13,516,652	$13,498,149
Other intangible assets	343,897	343,426
Less accumulated amortization	(858,029)	(704,380)
Intangible assets, net	$13,002,520	$13,137,195

Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $194,380 and $140,911, respectively, and $97,237 and $80,017 for the three months ended June 30, 2009 and 2008, respectively.

The estimated amortization expense for the next five years is as follows:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated amortization expense for
the year ending December 31,	Amount
2009	$304,979
2010	$304,594
2011	$298,090
2012	$298,090
2013	$287,008

Note 8 – Assets held for sale

Due to the continued uncertainty relating to the Tiens Yihai project, the Company plans to sell Tiens Yihai or the assets of Tiens Yihai in 2009. Tianshi Holdings, Tianshi Pharmaceuticals and Tianshi Group entered a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to buy Tianshi Holdings’ 96% share of Tiens Yihai, with Tianshi Group guaranteeing payment.  In addition, Tiens Yihai is currently in discussions with the Chinese government about a potential sale of its real property to the Chinese government.

The assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale, respectively, for the consolidated balance sheets presented herein. The assets and liabilities of Tiens Yihai as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Cash	$23,953,055	$23,861,938
Other receivables-third parties	8,890	6,126
Employee advances	804	1,341
Property, plant, and equipment,net	409,707	548,717
Construction In progress	2,541,002	2,462,108
Intangible assets, net	2,572,540	2,596,029
Long-term prepaid expense	5,295,688	5,290,521
Assets held for sale	$34,781,686	$34,766,780

Accounts payable	3,316	3,312
Wages and benefits payable	83,286	88,648
Other taxes payable	-	2
Other payables	29,939	29,898
Other payables - related parties	188	187
Liabilities directly associted with assets classified as held for sale	$116,729	$122,047

Note 9 – Statutory reserves

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of its board of directors, after the statutory reserve.  The Company’s statutory reserves represent restricted retained earnings and include the surplus reserve fund, the common welfare fund, and the enterprise fund.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Statutory reserve fund

Each of the Company’s Chinese subsidiaries is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of that entity’s registered capital. During 2005, Biological's statutory reserve fund had reached 50% of its registered capital, so no statutory reserve was required thereafter. Life Resources, as a newer operating subsidiary which has not reached its statutory reserve fund level, is currently required to make this transfer. On June 25, 2009, Life Resources transferred $2,530,956, representing 10% of its 2008 net income, as determined in accordance with PRC accounting rules and regulations, to this reserve.

The transfer to this reserve fund must be made before distribution of any dividend to shareholders. On June 30, 2009 and December 31, 2008, the amounts of the statutory reserve fund were $4,986,225 and $2,455,269, respectively.

The surplus reserve fund is non-distributable other than upon liquidation but can be used to fund the entity’s previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings, or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the entity’s registered capital.

Common welfare fund

Each of the Company’s Chinese subsidiaries is required to transfer part of its net income in accordance with the PRC accounting rules and regulations, which is determined by its board of directors, to a statutory common welfare fund until the statutory reserve fund reaches 50% of that entity’s registered capital. Beginning 2005, Biological was not required to transfer any additional net income to the statutory reserve fund, so no transfer to the common welfare was required thereafter. As a newer operating subsidiary which has not reached its statutory reserve fund level, Life Resources is still required to made this transfer accompanying the transfer of statutory reserve. On June 25, 2009, Life Resources transferred $1,265,478, representing 5% of its 2008 net income, as determined by its board of directors, to this fund.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. On June 30, 2009 and December 31, 2008, the amounts of the Company’s common welfare fund were $5,974,977 and $4,709,499, respectively.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital for production and operation of the business. No minimum contribution is required. For the six months ended June 30, 2009 and 2008, no transfer was made to this fund and the amount of the Company’s enterprise fund on each of June 30, 2009 and December 31, 2008 was $2,256,015.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue-related parties	$20,551,036	$19,654,447	$38,788,581	$32,475,268

	June 30, 2009	December 31, 2008
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $913,486 and $1,108,789 as of June 30, 2009 and December 31, 2008, respectively	$29,702,386	$23,941,431
Other receivables – related parties	$13,494,896	$15,729,076
Advances from customers – related parties	$3,024,666	$3,239,650
Other payables – related parties	$213,263	$6,373,900
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$1,072,742	$2,137,742

Revenue -related parties

The details of revenue-related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Tianshi Engineering	$9,669,603	$8,509,932	$12,412,223	$14,615,711
Overseas Related Companies	10,881,433	11,144,515	26,376,358	17,859,557
Total	$20,551,036	$19,654,447	$38,788,581	$32,475,268

The Company markets all of its products through various domestic and international business entities that are related to the Company through common ownership. As a result, almost all of the Company’s total consolidated sales were to related parties. During 2008 the Company sold products to a non-affiliated agent in China for the purpose of exporting the Company’s products to overseas affiliated parties in light of the slow-down and backlog of export clearances in China during 2008. These sales accounted for less than 5% of the Company’s total revenues in 2008.

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	June 30, 2009	December 31, 2008
Tianshi Engineering	$9,679,338	$4,362,355
Overseas Related Companies	20,936,534	20,687,865
Allowance for Doubtful Accounts	(913,486)	(1,108,789)
Total	$29,702,386	$23,941,431

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

	June 30, 2009	December 31, 2008
Tianshi Engineering	$10,138,835	$11,636,208
Tianshi Group	3,207,871	4,018,078
Tianshi Xiangda Logistic Co.,Ltd.	57,081	-
Tianshi Yinshi Hotel	36,525	36,475
Tianjin Xingda Travel Co., Ltd.	8,645	12,932
Tianshi Pharmaceuticals	2,773	5,922
Shengshi Real Estate Development	1,075	1,657
Beijin Xingda Travel Co., Ltd.	563	1,195
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Others	41,528	14,763
Total	$13,494,896	$15,729,076

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

On April 21, 2009, the Company entered a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009.

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

On December 25, 2008, Biological entered a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,792,080). Pursuant to the 2008 Transfer Agreement, Tianshi Group will pay Biological over several installments during 2009. For the first quarter of 2009, Tianshi Group paid RMB 5,000,000 (or US $730,500).

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands. As of June 30, 2009 and December 31, 2008, advances from related party customers amounted to $3.0 million and $3.2 million, respectively.

Other payables - related parties

The details of other payable-related parties are as follows:

	June 30, 2009	December 31, 2008
Tianshi Germany Co., Ltd.	$105,499	$105,553
Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital")	84,359	84,359
Tianjin Tianshi Globlal International Trade Co., Ltd.	23,376	23,344
Tianshi Administrative Committee of Industrial Park	14	14
Tianshi Group	15	-
Tianshi Investment	-	6,080,385
Beijin Xingda Travel Co., Ltd.	-	80,245
Total	$213,263	$6,373,900

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

On January 21, 2008, Life Resources and Tianshi Investment entered a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources of $6.5 million without interest. The loan was originally due on June 30, 2008, but subsequently extended, most recently to June 30, 2009 by the parties on December 31, 2008. On June 30, 2009, the loan was paid in full by the Company.

On June 5, 2009, Biological, Tianshi Holdings, Tianshi Investment and Tianshi Group entered an agreement pursuant to which Biological agreed to pay RMB 27,000,000 (or $3.9 million) to Tianshi Group on behalf of Tianshi Investment, Tianshi Investment agreed to cancell a RMB 27,000,000 loan owed by Tianshi Holdings, and Tianshi Holdings agreed to cancelled a RMB 27,000,000 dividend owed by Biological.

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

The principal of the loan is being paid in consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 30, 2011. The interest on the loan is calculated at an annual interest rate of 5% based on the remaining balance of the principal. The interest accrued in each period is paid along with the installment payment on the principal. Seven installment payments had been made by the end of June 30, 2009.

The loan balance at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$3,202,742	$4,267,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$1,072,742	$2,137,742

Total principal payments for the remaining three years on all long-term debt-related parties are as follows:

Year Ending
December 31,	Amount
2009 (6 months remaining)	$1,065,000
2010	$2,130,000
2011	$7,742

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns with Biological, for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and in October 2007 for the 2008 and 2009 fiscal years.

On December 25, 2008, Biological entered the 2008 Transfer Agreement with Tianshi Group, pursuant to which Biological transferred to Tianshi Group four buildings subject to the Lease Agreements. Accordingly, the two production workshop leases expired at the end of fiscal 2008.

Rent revenue accrued from these leases amounted to $109,765 and $160,929 for the six months ended June 30, 2009 and 2008, respectively, and $54,909 and $81,620 for the three months ended June 30, 2009 and 2008, respectively.

Other Transactions with Tianshi Group

On June 30, 2002, the Company entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of the Company’s gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for 2008 and again, effective as of January 1, 2009, for 2009. The Company paid rent under this lease in the amounts of $302,688 and $399,632 for the six months ended June 30, 2009 and 2008, respectively, and $141,700 and $211,241 for the three months ended June 30, 2009 and 2008, respectively.

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

Note 11 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
China	$9,669,603	$8,509,932	$12,412,223	$14,615,711
Europe-Asia	3,174,823	6,041,074	6,923,507	9,145,575
Africa	2,383,498	2,032,359	4,436,254	2,373,976
Asia-Pacific	2,216,300	2,322,134	10,697,094	5,489,745
America	1,850,081	748,948	3,059,663	850,261
Europe	1,256,731	-	1,259,840	-
Total	$20,551,036	$19,654,447	$38,788,581	$32,475,268

Revenue by Product Group:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Wellness products	$19,038,898	$17,980,913	$36,202,610	$29,737,966
Dietary supplement products	1,494,033	1,669,745	2,567,866	2,699,711
Personal care products	18,105	3,789	18,105	37,591
Total	$20,551,036	$19,654,447	$38,788,581	$32,475,268

Note 12 - Income taxes

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
Provisions for income taxes were all current income tax expenses and for the six months ended June 30, 2009 and 2008, were $482,716 and $3,144,448, respectively, and for the three months ended June 30, 2009 and 2008 were $123,101 and $1,664,054, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Effect of reduced tax rate	(23.8)	-	(22.6)	-
Total provision for income taxes	1.2%	25.0%	2.4%	25.0%

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2009 and 2008 amounted to $3,565,280 and $2,149,240, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the six months ended June 30, 2009 and 2008 by $0.05 and $0.03, respectively.

 Note 13 – Retirement plan

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

The Company is required to make contributions to the state retirement plan at 20% of the employees' monthly salaries. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $451,361 and $379,255 for the six months ended June 30, 2009 and 2008, respectively, and $230,448 and $192,885 for the three months ended June 30, 2009 and 2008, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $45,987 and $37,868 for the six months ended June 30, 2009 and 2008, respectively, and $23,566 and $19,492 for the three months ended June 30, 2009 and 2008, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salaries to a PRC insurance company, which amounted to $231,759 and $192,833 for the six months ended June 30, 2009 and 2008, respectively, and $118,329 and $97,723 for the three months ended June 30, 2009 and 2008, respectively.

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

Tiens is a Delaware corporation. We own 100% of Tianshi International Holdings Group Ltd., a British Virgin Islands company (“Tianshi  Holdings”). Tianshi Holdings owns 80% of Biological and 100% of Life Resources.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

	Three months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008
	(Unaudited)	(Unaudited)	Change	(Unaudited)	(Unaudited)	Change
REVENUE - RELATED PARTIES	$20,551,036	$19,654,447	4.6%	$38,788,581	$32,475,268	19.4%

COST OF SALES	6,117,409	6,203,705	-1.4%	11,852,468	10,243,765	15.7%

GROSS PROFIT	14,433,627	13,450,742	7.3%	26,936,113	22,231,503	21.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,014,591	5,088,597	-21.1%	7,145,527	8,335,796	-14.3%

INCOME FROM OPERATIONS	10,419,036	8,362,145	24.6%	19,790,586	13,895,707	42.4%

OTHER (EXPENSE) INCOME, NET	19,434	(1,057,848)	-101.8%	7,298	(613,677)	-101.2%

INCOME BEFORE PROVISION FOR INCOME TAXES	10,438,470	7,304,297	42.9%	19,797,884	13,282,030	49.1%

PROVISION FOR INCOME TAXES	123,101	1,664,054	-92.6%	482,716	3,144,448	-84.6%

NET INCOME	10,315,369	5,640,243	82.9%	19,315,168	10,137,582	90.5%

LESS: Net income attributable to the noncontrolling interest	139,071	998,642	-86.1%	546,045	1,887,079	-71.1%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$10,176,298	$4,641,601	119.2%	$18,769,123	$8,250,503	127.5%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586		71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.14	$0.07		$0.26	$0.12

Revenue. For the second quarter of 2009, revenue was $20.6 million, an increase of 4.6% compared to $19.7 million for the same period in 2008.  For the six months ended June 30, 2009, revenue was $38.8 million, an increase of 19.4% compared to $32.5 million for the same period in 2008. The increase in revenue for the first six months of 2009 was primarily driven by an increase of 47.7% in international sales. The breakdown of revenue between Chinese and international sales is as follows.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
China	$9,669,603	$8,509,932	13.6%	$12,412,223	$14,615,711	-15.1%
International	$10,881,433	$11,144,515	-2.4%	$26,376,358	$17,859,557	47.7%
Total	$20,551,036	$19,654,447	4.6%	$38,788,581	$32,475,268	19.4%

For the second quarter of 2009, revenue in China was $9.7 million, an increase of 13.6% compared to $8.5 million for the same period in 2008. This increase in domestic revenue was due to increased marketing efforts in China. For the six months ended June 30, 2009, revenue in China was $12.4 million, a 15.1% decrease compared to $14.6 million for the same period in 2008. The decrease in revenue for the first six months of 2009 was primarily due to the 55.1% decrease in revenue during the first quarter of 2009, which management believes was due to customers’ reduced purchasing demand after stocking up on certain products during the third quarter of 2008 as a result of the price increase announcement by Tianshi Engineering during that quarter.

For the second quarter of 2009, international revenue was $10.9 million, a decrease of 2.4% compared to $11.1 million for the same period in 2008. This decrease in international revenue was mainly due to a decrease in sales in Europe-Asia region by $2.9 million in the second quarter of 2009, as compared to the second quarter of 2008. For the six months ended June 30, 2009, international revenue was $26.4 million, an increase of 47.7% compared to $17.9 million for the same period in 2008.  This increase in international revenue for the first six months of 2009 was mainly due to the increased international revenue for the first quarter of 2009. From August 2007 to the end of 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products, which brought on  a general slow-down and backlog of export clearances for Chinese food products. As a result our sales in international countries in the first quarter of 2008 were adversely affected. In the first quarter of 2009, our sales in international countries improved after the end of the AQSIQ export restrictions.

Cost of Sales. Cost of sales for the second quarter of 2009 decreased to $6.1 million, or by 1.4%, compared to $6.2 million for the same period in 2008. This decrease was mainly due to the decrease in the cost of some materials, such as capsules. For the six months ended June 30, 2009, cost of sales was $11.9 million, an increase of 15.7% compared to $10.2 million for the same period in 2008.  Cost of sales for the period increased at a slightly lower rate than revenue, primarily due to fixed costs, which do not increase or decrease in line with revenue changes.

Gross Profit. Gross profit for the second quarter of 2009 was $14.4 million, an increase of 7.3% compared to $13.5 million for the same period in 2008. The gross profit margin for the second quarter of 2009 was 70.2%, compared to 68.4% for the same period in 2008. For the six months ended June 30, 2009, gross profit was $26.9 million, an increase of 21.2% compared to the same period in 2008, and the gross profit margin was 69.4% compared to 68.5% for the same period in 2008. These increases were mainly due to the increase of revenue overall and the increase in the portion of the products we sold bearing a higher profit margin than that for the same period of 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.0 million for the second quarter of 2009, a decrease of 21.1% compared to $5.1 million for the same period in 2008. The selling and administrative expenses as a percentage of sales was 19.5% for the second quarter of 2009 compared to 25.9% for the same period in 2008. This decrease was primarily due to the decrease in salary and insurance expenses as a result of salary reductions and reduced headcount, research and development expenses and commission expenses. For the six months ended June 30, 2009, selling, general and administrative expenses were $7.1 million, a decrease of 14.3% compared to $8.3  million in the same period in 2008. For the six months ended June 30, 2009, selling, general and administrative expenses as a percentage of sales was 18.4%, compared to 25.7% for the same period in 2008. This decrease was mainly due to the decrease in salary and insurance expenses.

Other income (expense), net.  Other income was $0.02 million for the second quarter of 2009, compared to $1.1 million of expense for the same period in 2008. The difference was primarily due to a $1.2 million donation we made in June 2008 towards the Sichuan earthquake relief efforts. For the six months ended June 30, 2009, other income was $0.01 million compared to $0.6  million of expense for the same period in 2008. The difference was primarily due to the $1.2 million donation in June 2008 and the large gain on translation of  currency from the fluctuation of foreign currency translation rate for the six months ended June 30, 2008.

Provision for income taxes.  Provision for income taxes was $0.1 million for the second quarter of 2009 compared to $1.7 million for the same period in 2008. For the six months ended June 30, 2009, provision for income taxes was $0.5 million compared to $3.1 million for the same period in 2008. Beginning on January 1, 2008, new Enterprise Income Tax (“EIT”) laws became effective and replaced the previous laws for Foreign Invested Enterprises (“FIEs”). A new standard EIT rate of 25% will apply to FIEs.  According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually.  In November 2008, Biological was qualified as a high-tech company.  Previously, Biological paid income tax at the rate of 25%.  However, Biological was required by the local tax authority to prepay income tax at tax rate of 25% every year, and the prepaid income tax could be refunded in the next year. In addition, beginning in June 2008, we transferred production and sale of semi-finished products from Biological to Life Resources. Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Net income.  As a result of the foregoing factors, net income for the second quarter of 2009 was $10.3 million, an increase of 82.9% compared to $5.6 million for the same period in 2008.  For the six months ended June 30, 2009, net income was $19.3 million, an increase of 90.5% compared to $10.1 million for the same period in 2008. This increase reflects the increase in sales. In addition, beginning in June 2008, we transferred production of semi-finished products and sale from Biological to Life Resources, which has the exemption from PRC income taxes described above.

Other comprehensive income.  Other comprehensive income decreased to $0.01 million for the second quarter of 2009, compared to $2.7 million for the same period in 2008. For the six months ended June 30, 2009, other comprehensive income was $0.2 million, compared to $7.1 million for the same period in 2008.  This decrease was mainly due to the slowdown in the  rate of increase in the value of the renminbi against the dollar for in for the six months ended June 30, 2009 compared to the same period in 2008. Other comprehensive income represents foreign currency translation adjustments for the period. Accumulated other comprehensive income was recorded in Biological, Tiens Yihai and Life Resources due to balance sheet translations. Accumulated other comprehensive income was recorded in Tianshi Holdings due to the effect of foreign exchange rate on dividend receivables from Biological.

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

We estimate that the completion of the Life Resources project will require approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources and $57.0 million spent on the project from January 1, 2008 to June 30, 2009. We intend to construct the facilities in phases over several years, based on available cash and capacity needs. Depending on the rate of construction and our cash flow, it is likely that we will require additional financing in the future to complete the long-term funding requirements of that project. However, we anticipate that our current operating activities will enable us to meet our anticipated cash requirements, including the Life Resources project, for the next twelve months.

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2009, compared to net cash used in operating activities of $1.1 million for the same period of 2008. The difference reflects an increase in net income of $9.2 million between the two comparable periods. In addition, accounts receivable-related parties increased $5.5 million for the six months ended June 30, 2009, compared with $15.7 million for the six months ended June 30, 2008.

As of June 30, 2009, we had positive working capital of $69.0 million. Cash was $34.3 million as of June 30, 2009, compared to $44.9 million as of December 31, 2008.

Net cash used in investing activities increased by $10.9 million for the six months ended June 30, 2009 compared to the same period of 2008. During the first three months of 2008, we received payment on a loan to related party in the amount of $2.1 million. In addition, we spent $16.0 million on the Life Resources construction project for the six months ended June 30, 2009, an increase of $6.2 million compared to the same period of 2008. Net cash used in financing activities was $3.8 million for the six months ended June 30, 2009, compared to net cash provided by financing activities of $1.3 million for the same period of 2008. During the second quarter of 2009, we repaid a loan in cash to Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”), a company wholly-owned by Jinyuan Li, in the amount of $3.9 million.

Assets held for sale

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

On October 14, 2008, Tiens Yihai received an approval from the local government to decrease its registered capital from $200 million to $29,989,361, equal to its paid-in capital. Pursuant to the change in registered capital, the percentage of capital ownership of both investors changed. The share held by Tianshi Holdings decreased from 99.4% to 96% and the share owned by Tianshi Pharmaceuticals increased from 0.06% to 4% of Tiens Yihai’s share capital.

Due to the continued uncertainty relating to the Tiens Yihai project, we plan to sell Tiens Yihai or the assets of Tiens Yihai in 2009. Tianshi Holdings, Tianshi Pharmaceuticals and Tianshi Group entered a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to buy Tianshi Holdings’ 96% share of Tiens Yihai, with Tianshi Group guaranteeing payment.  In addition, Tiens Yihai is currently in discussions with the Chinese government about a potential sale of its real property to the Chinese government.

The assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale, respectively, for the consolidated balance sheets presented herein. The assets and liabilities of Tiens Yihai as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Cash	$23,953,055	$23,861,938
Other receivables-third parties	8,890	6,126
Employee advances	804	1,341
Property, plant, and equipment,net	409,707	548,717
Construction In progress	2,541,002	2,462,108
Intangible assets, net	2,572,540	2,596,029
Long-term prepaid expense	5,295,688	5,290,521
Assets held for sale	$34,781,686	$34,766,780

Accounts payable	3,316	3,312
Wages and benefits payable	83,286	88,648
Other taxes payable	-	2
Other payables	29,939	29,898
Other payables - related parties	188	187
Liabilities directly associted with assets classified as held for sale	$116,729	$122,047

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

For overseas sales, we sell mostly finished products. We recognize revenue from international sales (outside of China) to affiliated parties, net of value added taxes, as goods are shipped and clear review by the customs department of the Chinese government.

We are generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, we permit customers to return their products. In accordance with SFAS No. 48, “Revenue Recognition when the Right of Return Exists”, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.  As we did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2009 related to previous revenues, no allowance for estimated returns has been recorded as of June 30, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R became effective in the first quarter of 2009. We adopted this Statement beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 provides guidance on how to report a non-controlling interest in consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 became effective in the first quarter of 2009. As a result of the adoption of SFAS 160 from January 1, 2009,  we reclassified minority interest of $9.6 million to noncontrolling interest as a component of equity on our Consolidated Balance Sheet for the six months ended June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of SFAS 161 is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective in the first quarter of 2009. The adoption of SFAS No. 161 from January 1, 2009 had no effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”  (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP 142-3 had no effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 had no effect on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP No. FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP No. FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP No. FAS 157-3 did not have an effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. We evaluated subsequent events  after the balance sheet date of June 30, 2009 through the filing of this report with the SEC on August 14, 2009. The adoption of SFAS 165 had no effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. We are evaluating the impact that this Statement will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. We are evaluating the impact that this Statement will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement will have no effect on our consolidated financial statements.

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

During 2008 we sold products to a non-affiliated agent in China for the purpose of exporting our products to overseas affiliated parties in light of the slow-down and backlog of export clearances in China during 2008.  These sales accounted for less than 5% of our total revenues in 2008.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and our company.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue-related parties	$20,551,036	$19,654,447	$38,788,581	$32,475,268

	June 30, 2009	December 31, 2008
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $913,486 and $1,108,789 as of June 30, 2009 and December 31, 2008, respectively	$29,702,386	$23,941,431
Other receivables – related parties	$13,494,896	$15,729,076
Advances from customers – related parties	$3,024,666	$3,239,650
Other payables – related parties	$213,263	$6,373,900
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$1,072,742	$2,137,742

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Tianshi Engineering	$9,669,603	$8,509,932	$12,412,223	$14,615,711
Overseas Related Companies	10,881,433	11,144,515	26,376,358	17,859,557
Total	$20,551,036	$19,654,447	$38,788,581	$32,475,268

Accounts Receivable, Trade - Related Parties

	June 30, 2009	December 31, 2008
Tianshi Engineering	$9,679,338	$4,362,355
Overseas Related Companies	20,936,534	20,687,865
Allowance for Doubtful Accounts	(913,486)	(1,108,789)
Total	$29,702,386	$23,941,431

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

Other Receivables - Related Parties

Other receivables - related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	June 30,	December 31,
	2009	2008
Tianshi Engineering	$10,138,835	$11,636,208
Tianshi Group	3,207,871	4,018,078
Tianshi Xiangda Logistic Co.,Ltd.	57,081	-
Tianshi Yinshi Hotel	36,525	36,475
Tianjin Xingda Travel Co., Ltd.	8,645	12,932
Tianshi Pharmaceuticals	2,773	5,922
Shengshi Real Estate Development	1,075	1,657
Beijin Xingda Travel Co., Ltd.	563	1,195
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Others	41,528	14,763
Total	$13,494,896	$15,729,076

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

On April 21, 2009, we entered a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009.

Tianshi Group and our company use common meters at our headquarters for electricity and water, and also use the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,792,080). Pursuant to the 2008 Transfer Agreement, Tianshi Group will pay Biological over several installments during 2009. For the first quarter of 2009, Tianshi Group paid RMB 5,000,000 (or US $730,500).

Advances from Customers - Related Parties

Advances from related party customers were $3.0 million and $3.2 million as of June 30, 2009 and December 31, 2008, respectively. These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	June 30, 2009	December 31, 2008
Tianshi Germany Co., Ltd.	$105,499	$105,553
Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital")	84,359	84,359
Tianjin Tianshi Globlal International Trade Co., Ltd.	23,376	23,344
Tianshi Administrative Committee of Industrial Park	14	14
Tianshi Group	15	-
Tianshi Investment	-	6,080,385
Beijin Xingda Travel Co., Ltd.	-	80,245
Total	$213,263	$6,373,900

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

On January 21, 2008, Life Resources and Tianshi Investment entered a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources of $6.5 million without interest. The loan was originally due on June 30, 2008, but subsequently extended, most recently to June 30, 2009 by the parties on December 31, 2008. On June 30, 2009, the loan was paid in full by us.

On June 5, 2009, Biological, Tianshi Holdings, Tianshi Investment and Tianshi Group entered an agreement pursuant to which Biological agreed to pay RMB 27,000,000 (or $3.9 million) to Tianshi Group on behalf of Tianshi Investment, Tianshi Investment agreed to cancell a RMB 27,000,000 loan owed by Tianshi Holdings, and Tianshi Holdings agreed to cancelled a RMB 27,000,000 dividend owed by Biological.

Long Term Debt - Related Party

On September 10, 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million (in aggregate principal amount) to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $105,817 and $132,662 accrued for the six months ended June 30, 2009 and 2008, respectively, and seven installment payments had been made by the end of June 30, 2009.

Other Transactions with Tianshi Engineering

On December 31, 2005, Biological entered into four lease agreements with Tianshi Engineering, which enabled Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological, for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for 2007 and on October 31, 2007 for 2008 and 2009.

On December 31, 2007, Biological entered two supplemental agreements, which added fourteen pieces of personal care products production equipment to, and removed two health products production workshops from, two of the lease agreements Biological entered on October 31, 2007. Following is a summary of the monthly rent payable to Biological under the four leases Biological entered on October 31, 2007 (as amended by the two supplemental agreements entered on December 31, 2007):

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

Rent revenue accrued from these leases amounted to $109,765 and $160,929 for the six months ended June 30, 2009 and 2008, respectively, and $54,909 and $81,620 for the three months ended June 30, 2009 and 2008, respectively.

In October 2005, Biological entered two agreements with Tianshi Engineering regarding the joint ownership of certain certificates issued by the PRC government to enable Tianshi Engineering to distribute Biological’s products in China. Biological and Tianshi Engineering continue to have joint ownership of these certificates.

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

On October 26, 2005, Biological entered an agreement with Tianshi Engineering (the “Dietary Supplement Products Agreement”) relating to the joint ownership of the Certificates of Domestic Dietary Supplement Product covering ten of Biological’s dietary supplement products (the “Dietary Supplement Certificates”) and the relevant production technology. Pursuant to the Dietary Supplement Products Agreement, Biological will jointly share the ownership of the Dietary Supplement Certificates and relevant production technology with Tianshi Engineering. Tianshi Engineering shares ownership of the Dietary Supplement Certificates and relevant production technology with Biological. Under the agreement, Biological and Tianshi Engineering both have the right to use the Dietary Supplement Certificates and all technology to produce, manufacture and sell the dietary supplement products pursuant to local law.

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

On June 30, 2009, Tianshi Holdings entered an agreement with Tianyuan Capital and Tianshi Engineering, pursuant to which Tianshi Engineering paid $1,170,816.62 to Tianyuan Capital on behalf of Tianshi Holdings, representing one installment of a loan that Tianyuan Capital lent to Tianshi Holdings, plus interest on that loan for the six months ended June 30, 2009. In return, $1,170,816.62 of the loan that Tianshi Holdings made to Tianshi Engineering was offset against such payment.

Other Transactions with Tianshi Group

On June 30, 2002, we entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, our annual rent is equal to 1% of our gross revenues. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for 2008 and again, effective as of January 1, 2009, for 2009. For the six months ended June 30, 2009 and 2008, we paid this rent in amounts of $302,688 and $399,632, respectively, and $141,700 and $211,241, for the three months ended June 30, 2009 and 2008, respectively.

On December 14, 2007, Biological entered a Real Property Transfer Agreement (the “2007 Transfer Agreement”) with Tianshi Group. Under the 2007 Transfer Agreement, Biological transferred to Tianshi Group title to buildings consisting of approximately 34,000 square meters total of office, workshop, conference and exhibition space, located at our headquarters in Tianjin China for $15,316,496.  Land use rights on the underlying land, which is owned by the government of China and which rights continue through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other properties were also transferred.  Biological also assigned certain contracts with third parties related to the servicing and upkeep of the buildings transferred (collectively, the “Third Party Contracts”).  In consideration for the transfer of the buildings and land-use rights, Tianshi Group paid Biological $15,334,037, plus $3,190,773 to cover pre-payments previously made by Biological under the Third Party Contracts.

On December 14, 2007, Biological and Tianshi Group also entered a Lease Agreement  (the “2007 Lease Agreement”) pursuant to which Biological has the right to use and occupy the office and workshop spaces transferred under the 2007 Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that we move to the new administrative facilities being constructed by Life Resources or the land use rights on the underlying property expire.

On January 1, 2009, the 2007 Lease Agreement was terminated and each of Biological and Life Resources entered a new Lease Agreement Tianshi Group pursuant to which Biological and Life Resources have the right to use and occupy the workshop spaces transferred under the 2007 Transfer Agreement and the 2008 Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

Transactions with Tianshi Investment

On December 20, 2007, Tianshi Holding entered a Sale and Purchase Agreement with Tianshi Investment, Biological and Tianshi Engineering. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to buy all of the registered share capital of Life Resources from Tianshi Investment for RMB 474,674,415, or $64,247,182. The closing of the transaction was subject to government approval of the transfer of Life Resources to Tianshi Holdings.  On March 13, 2008, the government approved the transfer.

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

On December 21, 2007, Tianshi Holdings and Tianshi Investment entered a Capital Contribution Agreement, pursuant to which Tianshi Investment agreed to fund a capital increase of Life Resources in the amount of $7.5 million. Tianshi Holdings agreed to pay back the $7.5 million to Tianshi Investment within five days of the date of the government approval of the transfer of the shares of Life Resources to Tianshi Holdings.   The approval was received on March 13, 2008, and the $7.5 million was paid back on March 18, 2008, by canceling $7.5 million of accounts receivable owed to us by Tianshi Engineering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted based on our status as a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2009, the annual meeting of our stockholders (the “Annual Meeting”) was held at our Tianjin offices for the following purposes:

1.	Elect the following persons to the Board of Directors: Jinyuan Li, Zheng Wan, Yupeng Yan, Gilbert Raker, Howard Balloch, and Socorro Quintero.

2.	Ratify the Board of Directors’ appointment of Crowe Horwath LLP, the independent registered public accountants as our auditor for the fiscal year 2009.

In this Annual Meeting, there were accordingly present, in person or by proxy, an aggregate of 68,345,763 shares of our common stock, such shares being a majority of the 71,333,586 shares of our common stock entitled to notice of and to vote at the Annual Meeting.

The result of the vote taken for the election of directors at the Annual Meeting was as follows:

Directors	No. of Shares For	No. of Shares Against	Withheld Authority
Jinyuan Li	67,999,933	342,080	3,750
Zheng Wan	68,199,580	142,433	3,750
Yupeng Yan	68,199,543	142,470	3,750
Socorro Quintero	68,342,013	0	3,750
Howard Balloch	68,342,013	0	3,750
Gilbert Raker	68,342,013	0	3,750

The result of the vote taken for the ratification of the appointment of Crowe Horwath LLP was as follows:

•	68,345,255 shares voted in favor of the proposal,

•	300 shares voted against the proposal, and

•	171 shares abstained.

On June 1, 2009, we received notification from Zheng Wan that effective immediately, he resigned from his positions as our Chief Financial Officer and Director.  There were no disagreements between Mr. Wan and us on any matter relating to our operations, policies or practices, which resulted in his resignation.  Effective as of June 1, 2009, our Board of Directors appointed Manbo He as Chief Financial Officer of the Company and Director to fill the vacancy on the Board of Directors created by the resignation of Zheng Wan.  Mr. He will serve for the remained of Mr. Wan’s term as a director, until the next annual meeting of our stockholders.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Agreement, dated June 5, 2009 by and among Tianjin Tianshi Biological Development Co, Ltd., Tianshi International Holdings Group Limited, Tianshi International Investment Group Co., Ltd. and Tianjin Tianshi Group Co., Ltd.

10.2
Agreement on Debt Transfer and Offset, dated as of June 30, 2009, by and among Tianshi International Holdings Group Limited, Tianyuan Capital Development Co., and Tianjin Tianshi Biological Engineering Co., Ltd.

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

Date: August 14, 2009

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2009

/s/ Manbo He

Manbo He
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Agreement, dated June 5, 2009 by and among Tianjin Tianshi Biological Development Co, Ltd., Tianshi International Holdings Group Limited, Tianshi International Investment Group Co., Ltd. and Tianjin Tianshi Group Co., Ltd.

10.2
Agreement on Debt Transfer and Offset, dated as of June 30, 2009, by and among Tianshi International Holdings Group Limited, Tianyuan Capital Development Co., and Tianjin Tianshi Biological Engineering Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002