Form 10-Q
period 2009-09-30
TIENS BIOTECH GROUP USA INC
filed 2009-11-13
CIK 1168556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐        No ☒

There were 71,333,586 shares of the registrant’s common stock outstanding on November 12, 2009.

TIENS BIOTECH GROUP (USA), INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,518,495	$20,992,573
Cash related to assets held for sale	23,984,135	23,861,938
Total cash	33,502,630	44,854,511
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $208,535 and $1,108,789 as of September 30, 2009 and December 31, 2008 , respectively	14,215,995	23,941,431
Inventories	5,595,637	8,365,607
Other receivables	932,781	813,591
Other receivables - related parties	13,833,872	15,729,076
Employee advances	193,525	112,591
Prepaid expenses	639,435	301,898
Prepaid taxes	1,489,956	1,531,207
Other assets held for sale	10,839,419	10,904,842
Total current assets	81,243,250	106,554,754

PROPERTY, PLANT AND EQUIPMENT, net	10,445,464	10,274,643

OTHER ASSETS:
Construction in progress	108,687,141	72,300,104
Construction deposits	2,980,428	2,586,302
Intangible assets, net	12,939,643	13,137,195
Other assets	8,772,637	87,541
Total other assets	133,379,849	88,111,142

Total assets	$225,068,563	$204,940,539

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,690,894	$6,283,849
Advances from customers - related parties	4,056,804	3,239,650
Wages and benefits payable	724,125	1,449,146
Other taxes payable	-	117,818
Contractor deposits	249,195	163,248
Contractor payables	18,214,994	11,871,456
Other payables	1,632,208	1,933,743
Other payables - related parties	216,941	6,373,900
Current portion of long term debt, related party	2,130,000	2,130,000
Liabilities directly associated with assets classified as held for sale	114,910	122,047
Total current liabilities	32,030,071	33,684,857

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	1,072,742	2,137,742
Deferred income	11,235,733	11,208,844
Total non current liabilities	12,308,475	13,346,586

Total liabilities	44,338,546	47,031,443

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding	71,334	71,334
Paid-in-capital	9,461,369	9,234,123
Statutory reserves	13,217,217	9,420,783
Retained earnings	123,534,272	106,325,356
Accumulated other comprehensive income	24,232,692	23,851,062
Total shareholders' equity of the Company	170,516,884	148,902,658
Noncontrolling interest	10,213,133	9,006,438
Total equity	180,730,017	157,909,096
Total liabilities and equity	$225,068,563	$204,940,539

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUE - RELATED PARTIES	$9,439,739	$26,195,853	$48,228,320	$58,671,121

COST OF SALES - RELATED PARTIES	3,144,650	6,606,502	14,997,118	16,850,267

GROSS PROFIT	6,295,089	19,589,351	33,231,202	41,820,854

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,916,202	4,562,946	10,061,729	12,898,742

INCOME FROM OPERATIONS	3,378,887	15,026,405	23,169,473	28,922,112

Interest expense	(40,363)	(67,207)	(146,180)	(199,869)
Interest income	76,154	227,326	262,701	733,175
Other expense	(16,122)	(412,620)	(89,554)	(1,399,484)
OTHER (EXPENSE) INCOME, NET	19,669	(252,501)	26,967	(866,178)

INCOME BEFORE INCOME TAXES	3,398,556	14,773,904	23,196,440	28,055,934

INCOME TAXES	544,688	152,990	1,027,404	3,297,438

NET INCOME	2,853,868	14,620,914	22,169,036	24,758,496

LESS: Net income attributable to the noncontrolling interest	(617,638)	(92,326)	(1,163,683)	(1,979,405)

NET INCOME ATTRIBUTABLE TO THE COMPANY	2,236,230	14,528,588	21,005,353	22,779,091

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	170,638	807,035	381,630	7,906,663

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	2,406,868	15,335,623	21,386,983	30,685,754

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	629,028	94,943	1,188,923	2,432,607

COMPREHENSIVE INCOME	$3,035,896	$15,430,566	$22,575,906	$33,118,361

EARNINGS PER SHARE, BASIC AND DILUTED	$0.03	$0.20	$0.29	$0.32

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,169,036	$24,758,496
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for doubtful accounts	(902,297)	89,913
Depreciation	1,662,206	2,063,597
Amortization	291,418	226,559
Interest income	(9,357)	(138,328)
Gain on sale of assets	(14,846)	(8,644)
(Increase) decrease in assets:
Accounts receivable, trade - related parties	10,678,476	(25,058,774)
Accounts receivable, trade - third parties	-	109,101
Other receivables	(121,058)	639,999
Other receivables - related parties	(1,306,527)	452,044
Inventories	2,801,809	(1,090,429)
Employee advances	(80,873)	(345,666)
Prepaid expense	(336,620)	347,689
Increase (decrease) in liabilities:
Accounts payable	(1,687,613)	3,098,509
Advances from customers - related parties	808,830	1,233,804
Wages and benefits payable	(768,334)	(381,633)
Other taxes payable	(31,337)	(1,834,741)
Other payables	(176,274)	(86,004)
Other payables - related parties	(76,484)	282,945
Net cash provided by operating activities	32,900,155	4,358,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections from loans to local government	105,208	454,941
Repayment of loan from related parties	-	2,155,702
Acquisition of intangible assets	-	(6,037,069)
Construction deposits	(3,465,755)	(3,363,647)
Contractor deposits	85,498	(390,634)
Addition to construction in progress	(26,936,754)	(18,573,180)
Equipment deposits	(8,700,872)	-
Proceeds from sales of properties	17,041	61,797
Purchase of equipment and automobiles	(1,755,815)	(574,822)
Net cash used in investing activities	(40,651,449)	(26,266,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	(3,946,050)	6,578,584
Payments on long term debt, related party	-	(1,065,000)
Payments to minority interest shareholder	-	(5,123,520)
Increase in paid in capital	245,030	-
Increase in deferred income	-	5,861,232
Net cash provided by (used in) financing activities	(3,701,020)	6,251,296

EFFECT OF EXCHANGE RATE CHANGES ON CASH	100,433	3,242,494

DECREASE IN CASH	(11,351,881)	(12,414,685)

CASH, beginning of period	44,854,511	54,081,848

CASH, end of period	$33,502,630	$41,667,163

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$105,817	$132,662
Income taxes	$871,764	$3,857,173

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

The Company is currently owned 4.91% by public stockholders and 95.09% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited (“Tianshi Holdings”). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. (“Biological”), 96% of Tiens Yihai Co., Ltd. (“Tiens Yihai”) and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”).

In April 2004, Tianshi Holdings entered into a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture. Tiens Yihai was 99.4% owned by Tianshi Holdings and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility in Shanghai, China. In March 2007, the Company decided to suspend the proposed development by Tiens Yihai.The Company plans to sell all of its equity interest in Tiens Yihai in 2009.

In anticipation of this sale, the registered capital requirement of Tiens Yihai was decreased from $200 million to $29,989,361, equal to its then-current paid in, registered capital. This reduction was approved by the local government on October 14, 2008. Pursuant to the change of the registered capital requirement and the capital contributions from both investors, the equity interest held by Tianshi Holdings was decreased from 99.4% to 96% and the equity interest held by Tianshi Pharmaceuticals was increased from 0.6% to 4%. Tianshi Holdings, Tianshi Pharmaceuticals and Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”) entered into a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to purchase the 96% equity interest in Tiens Yihai held by Tianshi Holdings, but this transaction was abandoned.

The Company intends to enter a Sale and Purchase Agreement to sell the Tiens Yihai interest to Tianshi International Investment Group, Co., Ltd., which sale is expected to close in 2009. Accordingly, the assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale, respectively.

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

Translation adjustments amounted to $381,630 and $7,906,663 for the nine months ended September 30, 2009 and 2008, respectively, and $170,638 and $807,035 for the three months ended September 30, 2009 and 2008, respectively. Asset and liability accounts at September 30, 2009 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB to $1.00 USD at December 31, 2008. Equity accounts are stated at their historical rates. The average translation rates applied to income statement accounts for the nine months ended September 30, 2009 and 2008 were 6.84 RMB and 7.00 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fair value of financial instruments

Fair value is defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This pronouncement establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company’s financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company’s financial instruments generally approximate their fair values at September 30, 2009 and December 31, 2008, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

	September 30, 2009		December 31, 2008
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$3,202,742	$3,234,897	$4,267,742	$4,244,098

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties’ ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, paying particular attention to the age of receivables outstanding. At each of September 30, 2009 and December 31, 2008, there were no receivables due from Tianshi Engineering outstanding more than 90 days. At September 30, 2009 and December 31, 2008, receivables due from overseas related companies outstanding more than 180 days totaled $3,481,334 and $3,316,115, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Balance at Beginning of Period	Increase (Decrease) of Provision for Doubtful Accounts	Balance at End of Period
Nine month period ended September 30, 2009
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$1,108,789	$(900,254)	$208,535

Nine month period ended September 30, 2008
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$71,700	$96,605	$168,305

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be made. The amount included in prepaid expense is net of any provisions. Provisions for prepaid expenses are as follows:

	Balance at Beginning of Period	Increase of Provision for Doubtful Accounts	Balance at End of Period
Nine month period ended September 30, 2009
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$952,071	$2,284	$954,355

Nine month period ended September 30, 2008
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$872,053	$58,426	$930,479

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

Other assets

Other assets consist of deposits made to purchase equipment and a long-term prepaid expense. The Company will transfer the deposits made to purchase equipment from other assets to property, plant and equipment upon taking ownership. The Company amortizes its long-term prepaid expense according to the service period.

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB 35,803,461 (or US $5,236,256). On August 28, 2008, Life Resources paid RMB 41,022,061 (or US $5,999,476) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB 41,022,061 (or US $5,999,476) from a government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling interest

Noncontrolling interest represents the outside shareholder’s 20% ownership of Biological and 4% ownership of Tiens Yihai as of September 30, 2009. Prior to January 1, 2009, the share of Tiens Yihai owned by noncontrolling shareholders was 0.6%. The Company has adopted the provisions of a pronouncement issued in December 2007 on what is now codified as FASB ASC Topics 805, Business Combinations, and 810, Consolidation. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. In accordance with the pronouncement, the Company reclassified noncontrolling interest from the section of the balance sheet between liabilities and equity to equity.

Revenue recognition

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from the sale of semi-finished products is recognized at FOB Tianjin shipping point. Revenue from the sale of finished products is recognized only when the related party Chinese distributor recognizes sales of the Company’s products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company sells mostly finished products. The Company recognizes revenue from international sales (non-Chinese) to affiliated parties, net of taxes, as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, the Company permits customers to return their products. In accordance with a pronouncement on what is now codified as FASB ASC Topic 605, Revenue Recognition, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2009 related to previous revenues, no allowance for estimated returns has been recorded as of September 30, 2009 and December 31, 2008.

Advertising costs

The Company sells all of its products to related parties, and these related parties are primarily responsible for marketing. Advertising costs of the Company for the nine months ended September 30, 2009 and 2008 amounted to $6,211 and $215,717, respectively, and for the three months ended September 30, 2009 and 2008 amounted to $0 and $2,249, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling costs totaled $314,194 and $527,401 for the nine months ended September 30, 2009 and 2008, respectively, and $71,422 and $304,764 for the three months ended September 30, 2009 and 2008, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue and the related shipping and handling costs were included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead, such as depreciation, utilities and other costs. These costs are expensed as incurred, in accordance with a pronouncement on what is now codified as FASB ASC Topic 730, Research and Development. The Company expensed research and development costs of $960,484 and $1,199,344 for the nine months ended September 30, 2009 and 2008, respectively, and $291,764 and $585,682 for the three months ended September 30, 2009 and 2008, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income taxes

The Company accounts for income taxes in accordance with a pronouncement on what is now codified as FASB ASC Topic 740, Income Taxes. Under this pronouncement, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable, net of the change during the period in deferred tax assets and liabilities.

The Company has not been subjected to income tax examinations by taxing authorities for the nine months ended September 30, 2009 and the year ended December 31, 2008. During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company did not recognize any amount in interest and penalties. The Company did not accrue any amount for the payment of interest and penalties at September 30, 2009 and December 31, 2008, respectively.

Earnings per share

The Company has adopted a pronouncement on what is now codified as FASB ASC Topic 260, Earnings per Share. This pronouncement requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the nine months ended September 30, 2009 and 2008.

Other comprehensive income

Other comprehensive income represents foreign currency translation adjustments for the period. The amounts shown in the Consolidated Statements of Income and Other Comprehensive Income do not include other comprehensive income attributed to noncontrolling interest.

Recently issued accounting pronouncements

Effective July 1, 2009, the FASB ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated, and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of the pronouncement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This pronouncement became effective in the first quarter of 2009. The Company adopted it beginning January 1, 2009.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations, and 810, Consolidation. This pronouncement provides guidance on how to report a non-controlling interest in consolidated financial statements. The objective of the pronouncement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This pronouncement became effective in the first quarter of 2009. As a result of the adoption of the pronouncement from January 1, 2009, the Company reclassified minority interest of $10.2 million to noncontrolling interest as a component of equity on the Company’s Consolidated Balance Sheet for the nine months ended September 30, 2009.

In March 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 815, Derivatives and Hedging. This pronouncement requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the pronouncement is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This pronouncement became effective in the first quarter of 2009, and its adoption from January 1, 2009 had no effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles – Goodwill and Other.  This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 460, Guarantee. This pronouncement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and its adoption had no effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 820, Fair value when the markets are not active. This pronouncement amends previous topic guidance to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of the pronouncement has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of the pronouncement did not have an effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. The Company evaluated subsequent events  after the balance sheet date of September 30, 2009 through the filing of this report with the SEC on November 16, 2009. The adoption of the pronouncement had no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 860-20, Sale of Financial Assets. This pronouncement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this Statement will have on the Company’s consolidated financial statements.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 810, Consolidation of Variable Interest Entities. This pronouncement amends previous topic guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consist of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Raw materials	$2,058,074	$2,507,073
Packing materials	813,661	1,131,252
Miscellaneous supplies	311,883	402,630
Work in process	396,400	699,205
Finished goods	2,015,619	3,625,447
Total	$5,595,637	$8,365,607

The Company has written off obsolete goods in the amount of $0 and $107,191 for the nine months ended September 30, 2009 and 2008, respectively, and $0 and $7,776 for the three months ended September 30, 2009 and 2008, respectively.

Note 4 – Supplemental disclosure of cash flow information

On June 5, 2009, Tianshi Holdings, Biological, Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”) and Tianshi Group entered an agreement, pursuant to which liabilities in the form of a loan receivable due to Tianshi Investment from the Company in the amount of RMB 27,000,000 (or US $3.9 million) were offset against a cash payment of RMB 27,000,000 (or US $3.9 million) from Biological to Tianshi Group.

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

On June 30, 2009, Tianshi Engineering paid $2,134,875 to Tianshi Investment on behalf of the Company, representing a loan payment by Tianshi Holdings. In return, $2,134,875 of Tianshi Holdings’ loan due from Tianshi Engineering was offset.

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

On June 30, 2009, Tianshi Engineering paid $1,170,817 to Tianyuan Capital on behalf of the Company, representing one installment of a loan that Tianyuan Capital lent to the Company, plus interest on that loan for the six months ended June 30, 2009. In return, $1,170,817 of a loan that Tianshi Holdings made to Tianshi Engineering was offset against such payment.

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

Note 5 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Advance to suppliers	$638,756	$297,576
Short-term prepaid expenses	679	4,322
Total	$639,435	$301,898

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following at September 30, 2009 and December 31, 2008:
	September 30,	December 31,
	2009	2008
Buildings and improvements	$1,558,827	$1,558,524
Office equipment	385,818	383,678
Computer equipment and software	2,877,761	2,900,333
Machinery and equipment	14,051,902	12,835,301
Automobiles	4,470,962	4,145,367
Total	23,345,270	21,823,203
Less: accumulated depreciation	(12,899,806)	(11,548,560)
Property, plant and equipment, net	$10,445,464	$10,274,643

Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $1,662,206 and $2,063,597, respectively, and $549,357 and $690,501 for the three months ended September 30, 2009 and 2008, respectively.

Note 7 - Intangible assets

Intangible assets consist of the following at September 30, 2009 and December 31, 2008:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2009	2008
Land use rights	$13,530,529	$13,498,149
Other intangible assets	344,250	343,426
Less accumulated amortization	(935,136)	(704,380)
Intangible assets, net	$12,939,643	$13,137,195

Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $228,910  and $226,559, respectively, and $76,196 and $85,648 for the three months ended September 30, 2009 and 2008, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2009	$305,292
2010	$304,907
2011	$298,396
2012	$298,396
2013	$287,302

Note 8 – Assets held for sale

Since the Company plans to sell its 96% equity interest in Tiens Yihai, or cause the assets of Tiens Yihai to be sold, in 2009, the assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale, respectively. The assets and liabilities of Tiens Yihai as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Cash	$23,984,135	$23,861,938
Other receivables-third parties	10,044	6,126
Employee advances	1,609	1,341
Property, plant, and equipment,net	342,586	548,717
Construction In progress	2,569,960	2,462,108
Intangible assets, net	2,561,644	2,596,029
Long-term prepaid expense	5,353,576	5,290,521
Assets held for sale	$34,823,554	$34,766,780

Accounts payable	3,320	3,312
Wages and benefits payable	81,432	88,648
Other taxes payable	-	2
Other payables	29,970	29,898
Other payables - related parties	188	187
Liabilities directly associted with assets classified as held for sale	$114,910	$122,047

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

Statutory reserve fund

Each of the Company’s Chinese subsidiaries is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of that entity’s registered capital. During 2005, Biological’s statutory reserve fund had reached 50% of its registered capital, so no statutory reserve was required thereafter. Life Resources, as a newer operating subsidiary which has not reached its statutory reserve fund level, is currently required to make this transfer. On June 25, 2009, Life Resources transferred $2,530,956, representing 10% of its 2008 net income, as determined in accordance with PRC accounting rules and regulations, to this reserve.

The transfer to this reserve fund must be made before distribution of any dividend to shareholders. On September 30, 2009 and December 31, 2008, the amounts of the statutory reserve fund were $4,986,225 and $2,455,269, respectively.

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

Common welfare fund

Each of the Company’s Chinese subsidiaries is required to transfer part of its net income in accordance with the PRC accounting rules and regulations, which is determined by its board of directors, to a statutory common welfare fund until the statutory reserve fund reaches 50% of that entity’s registered capital. Beginning 2005, Biological was not required to transfer any additional net income to the statutory reserve fund, so no transfer to the common welfare fund was required thereafter. As a newer operating subsidiary which has not reached its statutory reserve fund level, Life Resources is still required to made this transfer accompanying the transfer of statutory reserve. On June 25, 2009, Life Resources transferred $1,265,478, representing 5% of its 2008 net income, as determined by its board of directors, to this fund.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. On September 30, 2009 and December 31, 2008, the amounts of the Company’s common welfare fund were $5,974,977 and $4,709,499, respectively.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital for production and operation of the business. No minimum contribution is required. For the nine months ended September 30, 2009 and 2008, no transfer was made to this fund and the amount of the Company’s enterprise fund on each of September 30, 2009 and December 31, 2008 was $2,256,015.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue-related parties	$9,439,739	$26,195,853	$48,228,320	$58,671,121

	September 30, 2009	December 31, 2008
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $208,535 and $1,108,789 as of September 30, 2009 and December 31, 2008, respectively	$14,215,995	$23,941,431
Other receivables – related parties	$13,833,872	$15,729,076
Advances from customers – related parties	$4,056,804	$3,239,650
Other payables – related parties	$216,941	$6,373,900
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$1,072,742	$2,137,742

Revenue -related parties

The details of revenue-related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Tianshi Engineering	$4,663,939	$14,576,060	$17,076,162	$29,191,771
Overseas Related Companies	4,775,800	11,619,793	31,152,158	29,497,350
Total	$9,439,739	$26,195,853	$48,228,320	$58,689,121

The Company markets all of its products through various domestic and international business entities that are related to the Company through common ownership. As a result, almost all of the Company’s total consolidated sales were to related parties. During 2008, the Company sold products to a non-affiliated agent in China for the purpose of exporting the Company’s products to overseas affiliated parties in light of the slow-down and backlog of export clearances in China. These sales accounted for less than 5% of the Company’s total revenues in 2008.

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	September 30, 2009	December 31, 2008
Tianshi Engineering	$657,209	$4,362,355
Overseas Related Companies	13,767,321	20,687,865
Allowance for Doubtful Accounts	(208,535)	(1,108,789)
Total	$14,215,995	$23,941,431

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2009	December 31, 2008
Tianshi Engineering	$10,543,328	$11,636,208
Tianshi Group	3,086,906	4,018,078
Tianshi Xiangda Logistic Co.,Ltd.	57,115	-
Tianshi Yinshi Hotel	36,563	36,475
Sego Property service(Tianjin) Co.,Ltd.	31,972	-
Tianjin Xingda Travel Co., Ltd.	20,951	12,932
Tianshi Vietnam Co.,Ltd.	17,540	-
Timeshadow Beauty Club	11,187	-
Tianshi Indonesia Logistic&Trade Co.,Ltd.	9,874	-
Tianjin Tianshi Life Science Co., Ltd.	8,199	-
Sego Hotel management Co.,Ltd.	2,730	-
Tianshi Pharmaceuticals	2,622	5,922
Shengshi Real Estate Development	2,158	1,657
Beijing Xingda Travel Co., Ltd.	1,411	1,195
Shanghai Xiesheng Trade Co.,Ltd.	1,316	-
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Others	-	14,763
Total	$13,833,872	$15,729,076

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

On April 21, 2009, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009.

The Company and Tianshi Group use common meters at the Company’s headquarters for electricity and water, and also use the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered into a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,797,000). Pursuant to the 2008 Transfer Agreement, Tianshi Group will pay Biological over several installments during 2009. For the first quarter of 2009, Tianshi Group paid RMB 5,000,000 (or US $731,250).

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands. As of September 30, 2009 and December 31, 2008, advances from related party customers amounted to $4.1 million and $3.2 million, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other payables - related parties

The details of other payables-related parties are as follows:
	September 30, 2009	December 31, 2008
Tianshi Germany Co., Ltd.	$109,168	$105,553
Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital")	84,359	84,359
Tianjin Tianshi Globlal International Trade Co., Ltd.	23,400	23,344
Tianshi Administrative Committee of Industrial Park	14	14
Tianshi Investment	-	6,080,385
Beijing Xingda Travel Co., Ltd.	-	80,245
Total	$216,941	$6,373,900

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

On June 5, 2009, Biological, Tianshi Holdings, Tianshi Investment and Tianshi Group entered into an agreement pursuant to which Biological agreed to pay RMB 27,000,000 (or $3.9 million) to Tianshi Group on behalf of Tianshi Investment, Tianshi Investment agreed to cancel a RMB 27,000,000 loan owed by Tianshi Holdings, and Tianshi Holdings agreed to cancel a RMB 27,000,000 dividend owed by Biological.

Long term debt - related party

On September 10, 2004, Tianshi Holdings entered into a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings’ contribution due to Tiens Yihai. Jinyuan Li is a director of Tiens Yihai and a director of Tianyuan Capital. Jinyuan Li owns 100% of Tianyuan Capital.

The principal of the loan is being paid in consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 30, 2011. The interest on the loan is calculated at an annual interest rate of 5% based on the remaining balance of the principal. The interest accrued in each period is paid along with the installment payment on the principal. Seven installment payments had been made by the end of September 30, 2009.

The loan balance at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,2009	December 31, 2008
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$3,202,742	$4,267,742
Less current portion of long term debt	(2,130,000)	(2,130,000)
Total	$1,072,742	$2,137,742

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total principal payments for the remaining three years on all long-term debt-related parties are as follows:

Year Ending
December 31,	Amount
2009 (3 months remaining)	$1,065,000
2010	$2,130,000
2011	$7,742

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

On December 25, 2008, Biological entered into the 2008 Transfer Agreement with Tianshi Group, pursuant to which Biological transferred to Tianshi Group four buildings subject to the Lease Agreements. Accordingly, the two production workshop leases expired at the end of fiscal 2008.

Rent revenue accrued from these leases amounted to $164,670 and $243,937 for the nine months ended September 30, 2009 and 2008, respectively, and $54,905 and $83,008 for the three months ended September 30, 2009 and 2008, respectively.

Other Transactions with Tianshi Group

On June 30, 2002, the Company entered into an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of the Company’s gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for 2008 and again, effective as of January 1, 2009, for 2009. The Company paid rent under this lease in the amounts of $375,931 and $460,895 for the nine months ended September 30, 2009 and 2008, respectively, and $73,243 and $61,263 for the three months ended September 30, 2009 and 2008, respectively.

On January 1, 2009, each of Biological and Life Resources entered into a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy some workshop spaces owned by Tianshi Group. The leases are rent-free, except that, Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

Note 11 – Additional product sales information

The Company has a single operating segment. All of the Company’s revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue by Geographic Area:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
China	$4,663,939	$14,576,060	$17,076,162	$29,191,771
Africa	1,823,598	1,606,877	6,259,852	3,980,853
America	1,700,157	216,836	4,759,820	1,067,097
Europe-Asia	846,444	3,352,727	7,769,951	12,498,302
Asia-Pacific	372,097	6,443,353	11,069,191	11,933,098
Europe	33,504	-	1,293,344	-
Total	$9,439,739	$26,195,853	$48,228,320	$58,671,121

Revenue by Product Group:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Wellness products	$8,575,183	$24,015,547	$44,777,793	$53,753,513
Dietary supplement products	864,556	2,180,013	3,432,422	4,879,724
Personal care products	-	293	18,105	37,884
Total	$9,439,739	$26,195,853	$48,228,320	$58,671,121

Note 12 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s subsidiary, Tianshi Holdings, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company’s subsidiaries, Biological, Tiens Yihai and Life Resources, are Sino-Foreign Joint Ventures incorporated in the PRC. According to US GAAP, the following are the income tax credits granted by the Chinese government, which are significant components of income taxes associated with continuing operations required to be disclosed by FAS 109.

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

According to the new EIT, Life Resources could still be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. However, before the tax exemption qualification of Life Resources was approved by the tax authority, Life Resources was required by the local tax authority to prepay income tax at a tax rate of 25%. On October 10, 2008, the approval was issued and the prepaid income tax in Life Resources could be refunded in 2009. The prepaid income tax in Life Resources of $685,475 is treated as prepaid income taxes in the consolidated financial statements of the Company.

Provisions for income taxes were all current income tax expenses and for the nine months ended September 30, 2009 and 2008, were $1,027,404 and $3,297,438, respectively, and for the three months ended September 30, 2009 and 2008 were $544,688 and $152,990, respectively.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Effect of reduced tax rate	(9.0)	-	(20.6)	-
Total provision for income taxes	16.0%	25.0%	4.4%	25.0%

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2009 and 2008 amounted to $3,715,841 and $4,983,792, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the nine months ended September 30, 2009 and 2008 by $0.05 and $0.07, respectively.

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

The Company is required to make contributions to the state retirement plan at 20% of the employees’ monthly salaries. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $699,755 and $587,156 for the nine months ended September 30, 2009 and 2008, respectively, and $248,394 and $207,901 for the three months ended September 30, 2009 and 2008, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $70,280 and $58,747 for the nine months ended September 30, 2009 and 2008, respectively, and $24,293 and $20,879 for the three months ended September 30, 2009 and 2008, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees’ salaries to a PRC insurance company, which amounted to $357,105 and $306,543 for the nine months ended September 30, 2009 and 2008, respectively, and $125,346 and $113,710 for the three months ended September 30, 2009 and 2008, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

	Three months ended September 30,			Nine months ended September 30,
	2009	2008		2009	2008
	(Unaudited)	(Unaudited)	Change	(Unaudited)	(Unaudited)	Change
REVENUE - RELATED PARTIES	$9,439,739	$26,195,853	-64.0%	$48,228,320	$58,671,121	-17.8%

COST OF SALES	3,144,650	6,606,502	-52.4%	14,997,118	16,850,267	-11.0%

GROSS PROFIT	6,295,089	19,589,351	-67.9%	33,231,202	41,820,854	-20.5%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,916,202	4,562,946	-36.1%	10,061,729	12,898,742	-22.0%

INCOME FROM OPERATIONS	3,378,887	15,026,405	-77.5%	23,169,473	28,922,112	-19.9%

OTHER (EXPENSE) INCOME, NET	19,669	(252,501)	-107.8%	26,967	(866,178)	-103.1%

INCOME BEFORE PROVISION FOR INCOME TAXES	3,398,556	14,773,904	-77.0%	23,196,440	28,055,934	-17.3%

PROVISION FOR INCOME TAXES	544,688	152,990	256.0%	1,027,404	3,297,438	-68.8%

NET INCOME	2,853,868	14,620,914	-80.5%	22,169,036	24,758,496	-10.5%

LESS: Net income attributable to the noncontrolling interest	(617,638)	(92,326)	569.0%	(1,163,683)	(1,979,405)	-41.2%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$2,236,230	$14,528,588	-84.6%	$21,005,353	$22,779,091	-7.8%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586		71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.03	$0.20		$0.29	$0.32

Revenue. For the third quarter of 2009, revenue was $9.4 million, a decrease of 64.0% compared to $26.2 million for the same period in 2008.  For the nine months ended September 30, 2009, revenue was $48.2 million, a decrease of 17.8% compared to $58.7 million for the same period in 2008. The decrease in revenue for the first nine months of 2009 was primarily due to a decrease of 41.5% in China sales. The breakdown of revenue between Chinese and international sales is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
China	$4,663,939	$14,576,060	-68.0%	$17,076,162	$29,191,771	-41.5%
International	$4,775,800	$11,619,793	-58.9%	$31,152,158	$29,479,350	5.7%
Total	$9,439,739	$26,195,853	-64.0%	$48,228,320	$58,671,121	-17.8%

For the third quarter of 2009, revenue in China was $4.7 million, a decrease of 68.0% compared to $14.6 million for the same period in 2008. During the second quarter of 2009, management believes that domestic distributors stocked up on our products due to our increased marketing efforts. Therefore, their demand for our products decreased in the third quarter of 2009. The revenue in the third quarter of 2008 was unseasonably higher due to a future price increase announcement by Tianshi Engineering beginning in the fourth quarter of 2008. For the nine months ended September 30, 2009, revenue in China was $17.1 million, a 41.5% decrease compared to $29.2 million for the same period in 2008. The decrease in revenue for the nine months of 2009 was primarily due to the 55.1% decrease in revenue during the first quarter, which management believes was due to declining customer demand in the first quarter of 2009 after they stocked up on certain products during the third quarter of 2008, and the 68.0% decrease in revenue during the third quarter of 2009.

For the third quarter of 2009, international revenue was $4.8 million, a decrease of 58.9% compared to $11.6 million for the same period in 2008. This decrease in international revenue was mainly due to a decrease in sales in the Asia-Pacific region by $6.1 million and the Europe-Asia region by $2.5 million in the third quarter of 2009, as compared to the same period of 2008. Management believes the decrease in international revenue was primarily due to declining customer demand for our products as a result of  the global economic crisis, and customers having stocked up on certain products during the first two quarters of 2009 as a result of anxiety about possible export restrictions in the third quarter of 2008. For the nine months ended September 30, 2009, international revenue was $31.2 million, an increase of 5.7% compared to $29.5 million for the same period in 2008.  This increase in international revenue for the nine months of 2009 was mainly due to the increased international revenue for the first quarter of 2009. In the first quarter of 2009, our sales in international countries improved after China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) ceased its export restrictions .. From August 2007 to the end of 2008, the AQSIQ implemented an ongoing national campaign in China against unsafe food and substandard products, which brought on  a general slow-down and backlog of export clearances for Chinese food products.

Cost of sales. Cost of sales for the third quarter of 2009 decreased to $3.1 million, or by 52.4%, compared to $6.6 million for the same period in 2008. This decrease was mainly due to the decrease in revenue for the third quarter of 2009. For the nine months ended September 30, 2009, cost of sales was $15.0 million, a decrease of 11.0% compared to $16.9 million for the same period in 2008.  Cost of sales for the period decreased at a slightly lower rate than revenue, primarily due to fixed costs, which do not increase or decrease in line with revenue changes.

Gross profit. Gross profit for the third quarter of 2009 was $6.3 million, a decrease of 67.9% compared to $19.6 million for the same period in 2008. The gross profit margin for the third quarter of 2009 was 66.7%, compared to 74.8% for the same period in 2008. For the nine months ended September 30, 2009, gross profit was $33.2 million, a decrease of 20.5% compared to the same period in 2008, and the gross profit margin was 68.9% compared to 71.3% for the same period in 2008. These decreases were mainly due to the decrease of revenue and the increase of fixed cost as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.9 million for the third quarter of 2009, a decrease of 36.1% compared to $4.6 million for the same period in 2008. This decrease was primarily due to the decrease in bad debt, transportation expenses, and research and development expenses. The selling, general and administrative expenses as a percentage of sales was 30.9% for the third quarter of 2009 compared to 17.4% for the same period in 2008. This increase was primarily due to the decrease of 64.0% in revenue for the third quarter of 2009 compared to the same period of 2008. For the nine months ended September 30, 2009, selling, general and administrative expenses were $10.1 million, a decrease of 22.0% compared to $12.9  million in the same period in 2008. For the nine months ended September 30, 2009, selling, general and administrative expenses as a percentage of sales was 20.9%, compared to 22.0% for the same period in 2008. This decrease was primarily due to the decrease in selling, general and administrative expenses for the third quarter of 2009.

Other income (expense), net.  Other income was $0.02 million for the third quarter of 2009, compared to $0.25 million of expense for the same period in 2008. The difference was primarily due to a $0.14 million donation we made in July 2008 towards building a road for a village of Cangzhou City, in the Hebei Province of China and the large loss on currency translation from the fluctuation of foreign currency translation rate. For the nine months ended September 30, 2009, other income was $0.03 million compared to $0.87 million of expense for the same period in 2008. The difference was primarily due to the $1.2 million donation we made towards the Sichuan earthquake relief efforts and the $0.14 million donation we made for the road building for a village of Cangzhou City, in the Hebei Province of China during the nine months ended September 30, 2008.

Provision for income taxes.  Provision for income taxes was $0.54 million for the third quarter of 2009 compared to $0.15 million for the same period in 2008. This increase was mainly due to Biological purchasing semi-finished product from Life Resources for sale to related party customers. Life Resources’ income tax rate is 0%, while Biological’s  is 15%, Biological recognized a higher income tax on these sales than Life Resources would have, had the products been sold by Life Resources. For the nine months ended September 30, 2009, provision for income taxes was $1.0 million compared to $3.3 million for the same period in 2008. Beginning on January 1, 2008, new Enterprise Income Tax (“EIT”) laws became effective and replaced the previous laws for Foreign Invested Enterprises (“FIEs”). A new standard EIT rate of 25% will apply to FIEs.  According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually.  In November 2008, Biological was qualified as a high-tech company.  Previously, Biological paid income tax at the rate of 25%.  However, Biological was required by the local tax authority to prepay income tax at tax rate of 25% every year, and the prepaid income tax could be refunded in the next year. In addition, beginning in June 2008, we transferred production and sale of semi-finished products from Biological to Life Resources. Life Resources is located in Tianjin Wuqing Development Area, a national new technology development zone. Pursuant to the approval of the relevant PRC tax authorities, Life Resources is fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 7.5% reduced tax rate for the next three years.

Net income.  As a result of the foregoing factors, net income for the third quarter of 2009 was $2.9 million, a decrease of 80.5% compared to $14.6 million for the same period in 2008. For the nine months ended September 30, 2009, net income was $22.2 million, a decrease of 10.5% compared to $24.8 million for the same period in 2008.

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

We estimate that the completion of the Life Resources project will require approximately $220 million, including the $64 million already spent to acquire all of the registered share capital of Life Resources and $68.1 million spent on the project from January 1, 2008 to September 30, 2009. We intend to construct the facilities in phases over several years, based on available cash and capacity needs. Depending on the rate of construction and our cash flow, it is likely that we will require additional financing in the future to complete the long-term funding requirements of that project. However, we anticipate that our current operating activities will enable us to meet our anticipated cash requirements, including the Life Resources project, for the next twelve months.

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $32.9 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $4.4 million for the same period of 2008. The difference reflects the increase in collected account receivable-related parties of $35.7 million.

As of September 30, 2009, we had positive working capital of $57.9 million. Cash was $33.5 million as of September 30, 2009, compared to $44.9 million as of December 31, 2008.

Net cash used in investing activities increased by $14.4 million for the nine months ended September 30, 2009 compared to the same period of 2008. During the first three months of 2008, we received payment on a loan to a related party in the amount of $2.1 million. In addition, we spent $26.9 million on the Life Resources construction project for the nine months ended September 30, 2009, an increase of $8.4 million compared to the same period of 2008. Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $6.3 million for the same period of 2008. During the second quarter of 2009, we repaid a loan in cash to Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”), a company wholly-owned by Jinyuan Li, in the amount of $3.9 million.

Assets held for sale

In April 2004, Tianshi Holdings entered into a joint venture contract with Tianshi Pharmaceuticals to establish Tiens Yihai Co. Ltd., a Chinese-Foreign Equity Joint Venture. Tiens Yihai was 99.4% owned by Tianshi Holdings and 0.6% owned by Tianshi Pharmaceuticals. Tiens Yihai is located in Shanghai, China, and was established to build a new research and development facility in Shanghai, China. In March 2007, the Company decided to suspend the proposed development by Tiens Yihai.  The Company plans to sell all of its equity interest in Tiens Yihai in 2009.

In anticipation of this sale, the registered capital requirement of Tiens Yihai was decreased from $200 million to $29,989,361, equal to its then-current paid in registered capital. This reduction was approved by the local government on October 14, 2008. Pursuant to the change of the registered capital requirement and the capital contributions from both investors, the equity interest held by Tianshi Holding was decreased from 99.4% to 96% and the equity interest held by Tianshi Pharmaceuticals was increased from 0.6% to 4%. Tianshi Holdings, Tianshi Pharmaceuticals and Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”) entered into a letter of intent on December 31, 2008, pursuant to which Tianshi Pharmaceuticals agreed to purchase the 96% equity interest in Tiens Yihai held by Tianshi Holdings with Tianshi Group guaranteeing payment, but the transaction was abandoned.

The Company intends to enter a Sale and Purchase Agreement to sell the Tiens Yihai interest to Tianshi International, which sale is expected to close in 2009.

Since the Company plans to sell its 96% equity interest in Tiens Yihai, or causes the assets of Tiens Yihai to be sold, in 2009, the assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale, respectively. The assets and liabilities of Tiens Yihai as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Cash	$23,984,135	$23,861,938
Other receivables-third parties	10,044	6,126
Employee advances	1,609	1,341
Property, plant, and equipment,net	342,586	548,717
Construction In progress	2,569,960	2,462,108
Intangible assets, net	2,561,644	2,596,029
Long-term prepaid expense	5,353,576	5,290,521
Assets held for sale	$34,823,554	$34,766,780

Accounts payable	3,320	3,312
Wages and benefits payable	81,432	88,648
Other taxes payable	-	2
Other payables	29,970	29,898
Other payables - related parties	188	187
Liabilities directly associted with assets classified as held for sale	$114,910	$122,047

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

We are generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, we permit customers to return their products. In accordance with a pronouncement on what is now codified as FASB ASC Topic 605, Revenue Recognition, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.  As we did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2009 related to previous revenues, no allowance for estimated returns has been recorded as of September 30, 2009.

Bad debts.

Our trade accounts receivables are mainly due from related companies. We have made full provision for accounts receivable-related parties aging over one year based upon the related parties ability to collect their receivables and a general allowance for doubtful debts of 0.5% of the remaining accounts receivable-related parties.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end, paying particular attention to the age of receivable outstanding.

Inventories.

Inventories are stated at the lower of cost or market, using the moving average basis. We review our inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of the pronouncement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This pronouncement became effective in the first quarter of 2009. The Company adopted it beginning January 1, 2009.

In December 2007, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations, and 810, Consolidation. This pronouncement provides guidance on how to report a non-controlling interest in consolidated financial statements. The objective of the pronouncement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This pronouncement became effective in the first quarter of 2009. As a result of the adoption of the pronouncement from January 1, 2009, the Company reclassified minority interest of $10.2 million to noncontrolling interest as a component of equity on the Company’s Consolidated Balance Sheet for the nine months ended September 30, 2009.

In March 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 815, Derivatives and Hedging. This pronouncement requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the pronouncement is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This pronouncement became effective in the first quarter of 2009, and its adoption from January 1, 2009 had no effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles – Goodwill and Other.  This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This prouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 460, Guarantee. This pronouncement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and its adoption had no effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 820,  Fair value when the markets are not active. This pronouncement amends previous topic guidance to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of the pronouncement has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of the pronouncement did not have an effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. The Company evaluated subsequent events  after the balance sheet date of September 30, 2009 through the filing of this report with the SEC on November 16, 2009. The adoption of the pronouncement had no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 860-20, Sale of Financial Assets. This pronouncement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this Statement will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 810, Consolidation of Variable Interest Entities. This pronouncement amends previous topic guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on the Company’s consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue-related parties	$9,439,739	$26,195,853	$48,228,320	$58,671,121

	September 30, 2009	December 31, 2008
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $208,535 and $1,108,789 as of September 30, 2009 and December 31, 2008, respectively	$14,215,995	$23,941,431
Other receivables – related parties	$13,833,872	$15,729,076
Advances from customers – related parties	$4,056,804	$3,239,650
Other payables – related parties	$216,941	$6,373,900
Current portion of long-term debt - related party	$2,130,000	$2,130,000
Long term debt – related party	$1,072,742	$2,137,742

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Tianshi Engineering	$4,663,939	$14,576,060	$17,076,162	$29,191,771
Overseas Related Companies	4,775,800	11,619,793	31,152,158	29,497,350
Total	$9,439,739	$26,195,853	$48,228,320	$58,689,121

Accounts Receivable, Trade - Related Parties

	September 30, 2009	December 31, 2008
Tianshi Engineering	$657,209	$4,362,355
Overseas Related Companies	13,767,321	20,687,865
Allowance for Doubtful Accounts	(208,535)	(1,108,789)
Total	$14,215,995	$23,941,431

Accounts receivables-related parties decreased from December 31, 2008 as a result of the received payment from related parties.

Other Receivables - Related Parties

Other receivables - related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	September 30, 2009	December 31, 2008
Tianshi Engineering	$10,543,328	$11,636,208
Tianshi Group	3,086,906	4,018,078
Tianshi Xiangda Logistic Co.,Ltd.	57,115	-
Tianshi Yinshi Hotel	36,563	36,475
Sego Property service(Tianjin) Co.,Ltd.	31,972	-
Tianjin Xingda Travel Co., Ltd.	20,951	12,932
Tianshi Vietnam Co.,Ltd.	17,540	-
Timeshadow Beauty Club	11,187	-
Tianshi Indonesia Logistic&Trade Co.,Ltd.	9,874	-
Tianjin Tianshi Life Science Co., Ltd.	8,199	-
Sego Hotel management Co.,Ltd.	2,730	-
Tianshi Pharmaceuticals	2,622	5,922
Shengshi Real Estate Development	2,158	1,657
Beijing Xingda Travel Co., Ltd.	1,411	1,195
Shanghai Xiesheng Trade Co.,Ltd.	1,316	-
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Others	-	14,763
Total	$13,833,872	$15,729,076

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

On April 21, 2009, we entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009.

Tianshi Group and our company use common meters at our headquarters for electricity and water, and also use the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered into a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,797,000). Pursuant to the 2008 Transfer Agreement, Tianshi Group will pay Biological over several installments during 2009. For the first quarter of 2009, Tianshi Group paid RMB 5,000,000 (or US $731,250).

Advances from Customers - Related Parties

Advances from related party customers were $4.1 million and $3.2 million as of September 30, 2009 and December 31, 2008, respectively. These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	September 30, 2009	December 31, 2008
Tianshi Germany Co., Ltd.	$109,168	$105,553
Tianyuan Capital Development Co. Ltd. ("Tianyuan Capital")	84,359	84,359
Tianjin Tianshi Globlal International Trade Co., Ltd.	23,400	23,344
Tianshi Administrative Committee of Industrial Park	14	14
Tianshi Investment	-	6,080,385
Beijing Xingda Travel Co., Ltd.	-	80,245
Total	$216,941	$6,373,900

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

On June 5, 2009, Biological, Tianshi Holdings, Tianshi Investment and Tianshi Group entered into an agreement pursuant to which Biological agreed to pay RMB 27,000,000 (or $3.9 million) to Tianshi Group on behalf of Tianshi Investment, Tianshi Investment agreed to cancel a RMB 27,000,000 loan owed by Tianshi Holdings, and Tianshi Holdings agreed to cancel a RMB 27,000,000 dividend owed by Biological.

Long Term Debt - Related Party

On September 10, 2004, Tianshi Holdings entered into a term loan agreement with Tianyuan Capital Development Co. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million (in aggregate principal amount) to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing June 30, 2006. Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $146,180 and $226,713 accrued for the nine months ended September 30, 2009 and 2008, respectively, and seven installment payments had been made by the end of September 30, 2009.

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

On December 25, 2008, Biological entered into the 2008 Transfer Agreement with Tianshi Group, pursuant to which Biological transferred to Tianshi Group four buildings subject to the above described lease agreements. Accordingly, the two production workshop leases expired at the end of 2008.

Rent revenue accrued from these leases amounted to $164,670 and $243,937 for the nine months ended September 30, 2009 and 2008, respectively, and $54,905 and $83,008 for the three months ended September 30, 2009 and 2008, respectively.

In October 2005, Biological entered into two agreements with Tianshi Engineering regarding the joint ownership of certain certificates issued by the PRC government to enable Tianshi Engineering to distribute Biological’s products in China. Biological and Tianshi Engineering continue to have joint ownership of these certificates.

On October 26, 2005, Biological entered into an agreement with Tianshi Engineering (the “Wellness Products Agreement”) relating to the joint ownership of the Certificates of Domestic Wellness Product issued by the State Food and Drug Administration of the PRC (the “SFDA”) covering 18 of Biological’s wellness products (the “Wellness Certificates”) and the relevant production technology. Pursuant to the Wellness Products Agreement, Biological will jointly share the ownership of the Wellness Certificates and relevant production technology with Tianshi Engineering. Under the agreement, Biological and Tianshi Engineering both have the right to use the Wellness Certificates and all technology to produce, manufacture and sell wellness products pursuant to local law.

On October 26, 2005, Biological entered into an agreement with Tianshi Engineering (the “Dietary Supplement Products Agreement”) relating to the joint ownership of the Certificates of Domestic Dietary Supplement Product covering ten of Biological’s dietary supplement products (the “Dietary Supplement Certificates”) and the relevant production technology. Pursuant to the Dietary Supplement Products Agreement, Biological will jointly share the ownership of the Dietary Supplement Certificates and relevant production technology with Tianshi Engineering. Tianshi Engineering shares ownership of the Dietary Supplement Certificates and relevant production technology with Biological. Under the agreement, Biological and Tianshi Engineering both have the right to use the Dietary Supplement Certificates and all technology to produce, manufacture and sell the dietary supplement products pursuant to local law.

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

On June 30, 2009, Tianshi Holdings entered into an agreement with Tianyuan Capital and Tianshi Engineering, pursuant to which Tianshi Engineering paid $1,170,817 to Tianyuan Capital on behalf of Tianshi Holdings, representing one installment of a loan that Tianyuan Capital lent to Tianshi Holdings, plus interest on that loan for the six months ended June 30, 2009. In return, $1,170,817 of the loan that Tianshi Holdings made to Tianshi Engineering was offset against such payment.

Other Transactions with Tianshi Group

On June 30, 2002, we entered into an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, our annual rent is equal to 1% of our gross revenues. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for 2008 and again, effective as of January 1, 2009, for 2009. For the nine months ended September 30, 2009 and 2008, we paid this rent in amounts of $375,931 and $460,895, respectively, and $73,243 and $61,263, for the three months ended September 30, 2009 and 2008, respectively.

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

On December 14, 2007, Biological and Tianshi Group also entered into a Lease Agreement  (the “2007 Lease Agreement”) pursuant to which Biological has the right to use and occupy the office and workshop spaces transferred under the 2007 Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that we move to the new administrative facilities being constructed by Life Resources or the land use rights on the underlying property expire.

On January 1, 2009, the 2007 Lease Agreement was terminated and each of Biological and Life Resources entered into a new Lease Agreement Tianshi Group pursuant to which Biological and Life Resources have the right to use and occupy the workshop spaces transferred under the 2007 Transfer Agreement and the 2008 Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire.

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

Transactions with Life Science

On August 25, 2008, Life Resources and Tianjin Tiens Life Science Co., Ltd (“Life Science”) entered into a definitive agreement with the Wuqing Branch Bureau of Tianjin Municipal Land and Resources and Administrative Bureau (the “Tianjin Government”) pursuant to which Life Resources and Life Science will pay the Tianjin Government in connection with changes to the zoning on several parcels of land on which they respectively have land use rights from “industrial” to “educational.” Life Resources had paid a total of RMB 41,022,061 (or approximately US$6.0 million) in connection with the zoning changes to its parcels.  Life Science is wholly-owned by Tianshi Group.

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

Date: November 13, 2009

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2009

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