Form 10-K
period 2009-12-31
TIENS BIOTECH GROUP USA INC
filed 2010-04-02
CIK 1168556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____

Commission File Number: 001-32477

TIENS BIOTECH GROUP (USA), INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2926439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 6, Yuanquan Rd.
Wuqing New Tech Industrial Park
Tianjin, China 301700

 (Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (011) 86-22-8213-7914

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001	NYSE Amex

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐      Accelerated Filer  ☐    Non-Accelerated Filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Based upon the closing sale price of $2.21 per share of Common Stock on NYSE Amex on June 30, 2009, the aggregate market value of the 3,503,586 shares of voting stock held by non-affiliates of the registrant was approximately $7,742,925.

There were 71,333,586 shares of the registrant’s common stock outstanding on April 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE – None.

TABLE  OF CONTENTS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1. BUSINESS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States Dollars and references to “RMB” and  “renminbi”  are to Chinese Renminbi (RMB).  References to “we”, “us”, “our”, the “Company” or “Tiens USA” include Tiens Biotech Group (USA), Inc. and its subsidiaries.

Overview

Tiens USA researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, People’s Republic of China (“China” or the “PRC”) through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co., Ltd. (“Biological”), and our wholly-owned subsidiary, Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”). We sell our products for distribution in China to an affiliated company that in turn sells the products to consumers through its chain store and its Chinese affiliated companies.  Outside of China, we sell our products to overseas affiliated companies located in 54 countries that in turn sell them to independent direct sales distributors.

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

Tianshi Holdings acquired all of the registered share capital of Life Resources from Tianshi International Investment Group Co., Ltd., a British Virgin Islands company (“Tianshi Investment”), on March 13, 2008 for $64.2 million.  Jinyuan Li owns 100% of Tianshi Investment. Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices in Tianjin, China totaling approximately 420,000 square meters.  We intend to move our headquarters to these new facilities once they are completed.

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered a Contract for the Transfer of Equity Interest (the “Transfer Contract”), pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai Co. Ltd. (“Tiens Yihai”) it owned to Tianshi Investment for $37.0 million.  Tiens Yihai holds land use rights for 50 acres of land located in Shanghai, China. Tiens Yihai was originally established to build a new research and development facility, but the Company suspended the proposed development in March 2007. Tianshi Holdings held 96% of the equity interest in Tiens Yihai.  Tianjin Tianshi Pharmaceuticals Co., Ltd. owned the remaining 4% of Tiens Yihai’s share capital. The sale closed on November 15, 2009. Pursuant to the Transfer Contract, $3,700,000 of the purchase price was paid during the first quarter of 2010, and the remaining $33,300,000 is payable by November 14, 2010.

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

We put great emphasis on product quality assurance. In 2002, we were awarded a Quality System Certificate for compliance with the standard “ISO9001: 2000” in the area of Design and Development, Production and Service of Food and Health Care Food in China. In addition, many of our products have received a certificate of Hazard Analysis Critical Control Point (“HACCP”). HACCP identifies and assesses hazards and risk associated with the manufacture, distribution and use of food-handling establishments. In 2008 and 2009, four of our products received a kosher certificate from the Kosher Supervision of America (“KSA”), which is recognized by rabbinical societies throughout the world.  These products bear the KSA symbol, which tells consumers that they are in compliance with kosher standards.

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

The following table lists our products.
Wellness Products *	Dietary Supplement Products *
Bone Treasure Tablets (b)	Tianshi Barley Green Tablets (b)
Chewable Calcium Tablets (b)	Tianshi Breast Beauty Capsules
Chewable Calcium Tablets with multi-flavor (b)	Tianshi Calcium-Treasure Tablets (b)
Grape Extract Capsules (a) (b)	Tianshi Double-cellulose Tablets (a) (b)
Tianshi Beauty Face Capsules (b) (c)	Tianshi Eel Oil Capsules
Tianshi Cell Rejuvenation Capsules (a) (b)	Tianshi Hemp Seed Oil Softgels
Tianshi Chitosan Capsules (a) (b)	Tianshi Lycopene Tablets (a) (b)
Tianshi Cordyceps Capsules (a) (b)	Tianshi Multi-Vit-Mine Coffee (b)
Tianshi Lipid Metabolic Management Tea (a) (b) (c)	Tianshi Natto Capsules (b)
Tianshi Metabolic Balance Capsules (a) (b) (c)	Tianshi Perilla Oil Softgels (b)
Tianshi Nutrient Super Calcium Powder (a) (b)	Tianshi Pine Pollen Powder Capsules
Tianshi PressureCare Tea (b)	Tianshi Propeptide Polypeptide Albumen Powder (b)
Tianshi Slimming Tea (a) (b) (c)	Tianshi Rich Selenium Green Tea
Tianshi Spirulina Capsules (a) (b)	Tianshi Sea Buckthorn Oil Softgels (a) (b)
Tianshi Super Calcium Powder with Metabolic Factors (a) (b)	Tianshi Super Calcium Milk Powder (b)
Tianshi Super Calcium Powder for Children (a) (b)	Tianshi Tibet-Garlic Capsules (b)
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

For the years ended December 31, 2009 and 2008, almost all of our revenue was generated from related party customers. See note 16 to our consolidated financial statements, for a breakdown of domestic and international revenue, and revenue by product group, for the last two fiscal years.  In 2009 and 2008, our Tianshi Cordyceps Capsules accounted for 10.6% and 15.4% of our revenue, respectively, and our Tianshi Nutrient Super Calcium Powder accounted for 19.0% and 16.8% of our revenue, respectively.

Trademarks and Patents

We consider the “Tiens” logo important to our business and have registered our products under the logo “Tiens” with the State Administration of Industry and Commerce in China. The registration is valid for a period of ten years from May 21, 2002 and can be renewed for further ten-year periods multiple times.  We have conducted extensive research and developed Tianshi Super Calcium Powder with Metabolic Factors and Tianshi Super Calcium Powder for Children, which have each been awarded a patent from the State Intellectual Properties Office in China with respective patent numbers of ZL97115067.2 and ZL97115068.0. These two patents are effective for 20 years, commencing on January 13, 2001.

Suppliers

We have established long-term relationships with most of our suppliers. We believe that the raw materials required for manufacturing our products are relatively easy to find and alternative suppliers are convenient to locate. The following table lists our principal suppliers:

SUPPLIER	PRODUCT
Tianjin Xinhengyang Import and Export Trade Co.,Ltd	Whole and de-fatted milk powder
Tianjin Xingsheng Import and Export Trade Co.,Ltd	Cordyceps mycelium powder
Shanghai Guangdeli Capsule Co.,Ltd	Capsules
Qinghai Kangpu Biological Techonology Development Co.,Ltd	Seabuckthorn seed oil
Tianjin Tangchao Food Industry Co.,Ltd	Extraction of grape seed
Tianjin Xindayutong Trade Co., Ltd	Gelatin
Shanxi Guangsheng Capsule Co., Ltd	Capsules
Tianjin Runya Techonology Development Co., Ltd	Spirulina powder, wheat germ oil
Suzhou Capsule Co.,Ltd	Capsules
Shandong Aokang Biological Techonology Co.,Ltd	Chitosan

Research and Development

We incurred research and development expenses of $1.3 million and $1.5 million in 2009 and 2008, respectively. As of December 31, 2009, we employed 79 staff members in research and development, which accounts for a reduction of 40 employees in our research and development team during 2009.

Marketing and Distribution

In China, we sell our products to Tianshi Engineering, an affiliated Chinese company, through our subsidiaries Biological and Life Resources.  Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores, which are owned by individual distributors.  During 2009 Tianshi Engineering closed six of its less profitable branches in China.  As of December 31, 2009, Tianshi Engineering had 92 branches in China.  Prior to 2006, Biological sold all of its products to Tianshi Engineering as finished products at a price equal to 25% of the Chinese market price for the products.  This 25% figure was negotiated between the parties in 2003, before we acquired Tianshi Holdings, and we believe that it is a reasonable sales price for us to receive. We used this pricing formula in 2009, and currently continue to use the same pricing formula.

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

As of June 2008, Life Resources replaced Biological in the production of semi-finished products and began to produce and sell semi-finished products to Tianshi Engineering on the same pricing terms as Biological’s previous sales. Biological currently only sells finished goods to Tianshi Engineering. Starting in October 2009, Life Resources transferred part of its production and sale of semi-finished products to Biological.

Internationally, our strategy is to develop a strong direct sales force through our international affiliated companies.  Currently the United States is not a significant part of our business. We sell our products to overseas affiliated companies located in 54 countries who in turn re-package the products to meet the needs of the local markets and sell them to independent direct sales distributors. During 2009, we increased the number of countries where we sell directly to overseas affiliates from 46 to 54.  Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities have historically been, and continue to be, regulated through internal policies. In 2009 our highest sales outside of China were to the following eleven countries, in descending order:  Indonesia, Russia, Peru, South Africa, Vietnam, Portugal, Ukraine, Romania,  Bengal, Nigeria, and Kenya.

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

Competition

Internationally, we engage in the direct selling industry and compete with other direct selling organizations. Some of them have a longer operating history and higher visibility, name recognition and financial resources than we do.  The leading direct selling companies in our existing markets are Avon and Alticor (Amway). Some of our competitors, including Avon and Alticor (Amway), have been granted a direct selling business license in certain parts of China pursuant to China’s regulations governing direct selling. In other cites and/or provinces of China, the selling models of Avon and Alticor (Amway) are similar to the model utilized by our company, therefore Avon and Alticor (Amway) are our main competitors in our Chinese operations. The direct selling regulations require Tianshi Engineering, our affiliate who sells our products in China, to apply for approval to conduct a direct selling enterprise in China.  Tianshi Engineering has made an application for, but has not yet received, a direct selling license in China.

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

We develop and manufacture products that are classified as nutrition supplement products, which include wellness products and dietary supplement products. Wellness products may not be sold in China without a wellness products certificate. The governmental approval process in China for a newly developed wellness product is as follows:

•	An application for a product certificate is filed with SFDA, which directs the applicant to send product samples to one of the government appointed research institutes;

•	The appointed research institute conducts clinical trials, stability tests, function tests and toxicity tests on the product, makes a report and sends the report back to SFDA within 6 months; and

•	The Expert Committee of SFDA makes a final decision on the application and issues a “wellness products certificate” or a refusal notice to the applicant.

This certificate authorizes the sales and marketing of the product in China.  The certificate does not expire and does not require renewal.  The approval process generally takes nine to twelve months.  Dietary supplement products are not subject to SFDA regulation.

Sales and Marketing Regulations

In most countries, sales of our products are usually considered general commodities, which do not require specific permits and are not subject to the strict regulations applied to drugs and medicine. In some countries, direct selling (or multi-level marketing) is highly regulated or prohibited. Since we sell our products to our affiliated companies for sale internationally, the local approval issues with respect to sales and distribution are addressed by our affiliates.

In China, we aim to expand our market share through the branches, chain stores, and affiliated companies of Tianshi Engineering, our affiliate who sells our products in China. The regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals have been interpreted differently by different governmental authorities.

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

Environmental Compliance

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our manufacturing operations are in material compliance with all applicable environmental laws. During 2009, we did not incur any costs to comply with environmental laws.

Employees

As of December 31, 2009, we had 1,455 full-time employees. We have no part-time employees. We believe that our relations with our employees are satisfactory.

Reports to Security Holders

We deliver annual reports on Form 10-K, which include our financial statements, to our shareholders.  We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of our reports filed with the SEC, free of charge, on our website at http://www.tiens-bio.com.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We conduct our main business activities in Tianjin, China. Our primary facilities are located at No. 6. Yuanquan Road, Wuqing New-tech Industrial Park, Tianjin, PRC.

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group.  The lease expired at the end of 2007 and the annual rent was equal to 1% of our total gross revenues.  The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. This lease has been renewed annually since 2008 on the same economic terms. The current lease covers the following real properties:

•	one office buildings with an area of 1,350 square meters; and

•	one dormitory with an area of 2,365 square meters.

In 2009 we paid $458,382 to Tianshi Group under the lease.

On December 14, 2007, Biological entered a Real Property Transfer Agreement (the “Transfer Agreement”) with Tianshi Group. Under the Transfer Agreement, Biological transferred to Tianshi Group title to buildings consisting of approximately 34,000 square meters of office, workshop, conference and exhibition space located at our headquarters in Tianjin China for $15,316,496.  Biological also transferred land use rights on the underlying land, which is owned by the government of China, continuing through December 30, 2054 with respect to the conference center property and May 31, 2043 with respect the other properties.  On December 14, 2007, Biological and Tianshi Group also entered a Lease Agreement (the “2007 Lease Agreement”) pursuant to which Biological has the right to use and occupy the office and workshop spaces transferred under the Transfer Agreement. The lease is rent-free, but Biological is required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The lease continues until the earlier of the date that we move to the new administrative offices being constructed by Life Resources, or the land use rights on the underlying property expire.

The following properties are covered by the December 14, 2007 lease:

•	two workshops with an area of 8,600 square meters;

•	two warehouses with an area of 9,447 square meters; and

•	one power station with an area of 615 square meters.

On December 25, 2008, Biological and Tianshi Group entered a Property Transfer Agreement (the “Property Transfer Agreement”). Under the Property Transfer Agreement, Biological transferred to Tianshi Group four buildings consisting of 9,974.31 square meters including three workshops and a canteen located at our headquarters in Tianjin, China. Pursuant to the Property Transfer Agreement, Tianshi Group will pay Biological RMB 32,800,000 ($4,797,328) over several installments. In 2009, Tianshi Group has paid an aggregate of RMB 15,000,000 ( or US$2,193,900) to Biological under the Property Transfer Agreement. The remaining RMB 17,800,000 (or US$2,603,428) will be paid in 2010.

On January 1, 2009, the 2007 Lease Agreement was terminated and each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the 2007 Transfer Agreement and the 2008 Transfer Agreement. The leases are rent-free, except that, Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the year ended December 31, 2009,  Biological and Life Resources recorded $303,056 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Life Resources Property

Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices totaling approximately 420,000 square meters. Construction began in July 2006. The facilities are located seven kilometers from our current headquarters in Tianjin, China.

As of December 31, 2009, the majority of the main structures of the Life Resources facility construction project had been completed. Interior decoration of the warehouses, work plants, power center, boiler room and dormitories are near completion. Interior decoration of the office buildings, product exhibition center, quality control center, and washhouse is underway. The interior decoration of the product exhibition center and wash house is expected be completed in the first half of 2010, and the office building and quality control center are expected to be completed in the second half of 2010.  As of the end of 2009, the cost of the completed work of these facilities was $139,090,047 (based on an exchange rate of $1 = RMB 6.8371 as of December 31, 2009), which includes amounts paid for the underlying land use right.  We expect that all construction work and equipment installation will be completed in 2010 and that the Life Resources facility is estimated to begin operation by June 2010.  We have provided for an amount of up to $36,461,613 (based on an exchange rate of $1 = RMB 6.8291 as of January 1, 2010) in our 2010 budget for capital expenditures on the Life Resources facility. We intend to move our headquarters to these new facilities upon its completion.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Prices of Common Stock

Our common stock is listed on NYSE Amex under the symbol “TBV”. The following table sets forth the range of high and low sales prices for our common stock reported by NYSE Amex in each fiscal quarter from January 1, 2008 to December 31, 2009.

	High	Low
2008
Quarter Ended March 31	$2.42	$2.00
Quarter Ended June 30	$2.15	$1.42
Quarter ended September 30	$1.60	$0.92
Quarter ended December 31	$2.20	$0.76

2009
Quarter Ended March 31	$4.45	$1.11
Quarter Ended June 30	$3.02	$1.67
Quarter ended September 30	$5.57	$2.26
Quarter ended December 31	$5.35	$2.45

Stockholders

As of April 1, 2010, there were a total of 71,333,586 shares of our common stock outstanding, held by approximately 935 stockholders of record.

Dividend Policy

We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.  If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from the PRC for the payment of such dividends from the profits of Biological and Life Resources.  Please see additional discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

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

Overview

Tiens USA researches, develops, manufactures, and markets 37 nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, China through our 80% owned subsidiary, Biological and through our wholly-owned subsidiary, Life Resources.  We sell our products to affiliated companies in China and internationally.

We develop our products at our product research and development center, which employs highly qualified professionals in the fields of pharmacology, biology, chemistry and fine chemistry.

In China, we sell our products to Tianshi Engineering, an affiliated company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores, which are owned by individual distributors.  Internationally, we sell our products to overseas affiliates who in turn re-package the products to meet the needs of the local markets and sell to independent distributors who use the products themselves and/or resell them to other distributors or consumers.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year ended December 31,
	2009	2008	Change
REVENUE	$61,976,069	$77,247,898	-19.8%

COST OF SALES	20,167,492	24,870,178	-18.9%

GROSS PROFIT	41,808,577	52,377,720	-20.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,009,382	18,574,719	-13.8%

INCOME FROM OPERATIONS	25,799,195	33,803,001	-23.7%

(Interest expense)	(186,543)	(266,273)	-29.9%
Interest income	301,709	881,070	-65.8%
Other (expense) income	(176,757)	(2,099,913)	-91.6%
OTHER (EXPENSE) INCOME, NET	(61,591)	(1,485,116)	-95.9%

INCOME BEFORE PROVISION FOR INCOME TAXES	25,737,604	32,317,885	-20.4%

PROVISION FOR INCOME TAXES	930,703	2,345,474	-60.3%

NET INCOME	24,806,901	29,972,411	-17.2%

LESS: Net income attributable to the noncontrolling interest	(965,557)	(2,315,215)	-58.3%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$23,841,344	$27,657,196	-13.8%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.33	$0.39

Revenue. In 2009 revenue was $62.0 million, compared to $77.2 million in 2008, a decrease of 19.8%.  Revenue for 2009 consisted of $60.0 million in revenue from related parties and $1.9 million in revenue from third parties, while revenue for 2008 was entirely from related parties. The breakdown of revenue between Chinese and international sales is as follows:

Chinese and International Revenue

Revenue	2009	2008	% Change
China	$27,241,333	$33,711,474	-19.2%
International	$34,734,736	$43,536,424	-20.2%

For 2009, revenue in China was $27.2 million, a decrease of 19.2% compared to $33.7 million for 2008. During the third quarter of 2008, Tianshi Engineering announced plans to increase the prices of its products beginning in October 2008.  We believe this announcement prompted customers to stock up on certain products during 2008. Consumer demand for our products decreased in the first and third quarters of 2009, offset by some increases in sales that we experienced during the second and fourth quarters of 2009 as a result of marketing efforts.

Management believes the decrease in international revenue was primarily due to declining customer demand for our products in 2009 as a result of the global economic crisis. During 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) carried out a national campaign against unsafe food and substandard products, which brought on a general slow-down and backlog of export clearances for Chinese food products. Upon the lifting of the regulation, overseas affiliated companies began to purchase more products during the first two quarters of 2009. However, management believes that the impact of the global economic crisis was reflected in the third and forth quarters of 2009. The decreased international revenue reflects a sharp decline in sales to Asia-Pacific and Europe-Asia during 2009.

Tianshi Engineering’s application for a direct selling license in China is still pending. Until the application is approved, Tianshi Engineering will continue to sell our products through its branches, affiliated companies, and chain stores in China.

Cost of sales. Cost of sales were $20.2 million in 2009 compared to $24.9 million in 2008, a decrease of 18.9%. Cost of sales for 2009 consisted of $18.8 million in cost of sales to related parties and $1.4 million in cost of sales to third parties, while cost of sales for 2008 was entirely to related parties. This decrease was primarily due to the corresponding decrease in sales. Cost of sales decreased at a lower rate than revenue, primarily due to fixed costs, which do not increase or decrease in line with sales.

Gross profit. Gross profit decreased by 20.2% to $41.8 million in 2009, compared to $52.4million in 2008. The gross profit margin for 2009 was 67.5% compared to 67.8% in 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 13.8% to $16.0 million in 2009, compared to $18.6 million in 2008. The decrease was primarily due to decreases in allowance for bad debt ($0.6 million), salaries expenses ($0.5 million), advertising expenses ($0.4 million), and Research & Development Expenses ($0.3 million). Selling, general and administrative expenses as a percentage of sales increased primarily due to fixed costs, which do not increase or decrease in line with sales.

Other (expense) income, net. Other income, net was $0.1 million of expense in 2009, compared to expense of $1.5 million in 2008. The difference was primarily due to the $1.2 million donation we made towards the Sichuan earthquake relief efforts and the $0.14 million donation we made for road building for a village of Cangzhou City, in the Hebei Province of China, each of which was made during 2008.

Net income. For the above stated reasons, net income in 2009 was $23.8 million compared to $27.7 million in 2008, a decrease of 13.8%.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $43.9 million in 2009, compared to $18.8million in 2008. The increase primarily reflects the fact that in 2009 Tianshi Engineering and overseas affiliated companies paid us for products timely, while in 2008 Tianshi Engineering offset part of the amounts owed to us in purchase liabilities and other liabilities we owed Tianshi Investment.

As of December 31, 2009, we had positive working capital of $35.2 million.  Cash was $1.8 million as of December 31, 2009, compared to $44.9 million as of December 31, 2008.

Net cash used in investing activities was $83.0 million in 2009 compared to $37.3 million in 2008.  In 2009, Life Resources paid $11.8 million in connection with purchasing large machinery and equipment.

Accounts receivable-related parties decreased to $15.4 million as of December 31, 2009 from $23.9 million as of December 31, 2008, mainly due to the decrease in sales in the last two quarters of 2009 compared to those of 2008. Other receivables-related parties increased to $44.6 million as of December 31, 2009 from $15.7 million as of December 31, 2008. On November 15, 2009, Tianshi Holdings and Tianshi Investment entered the Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37.0 million.  Tiens Yihai holds land use rights for 50 acres of land located in Shanghai, China. Tiens Yihai was originally established to build a new research and development facility, but the Company suspended the proposed development in March 2007. The sale closed on November 15, 2009. Pursuant to the Transfer Contract, $3.7 million of the purchase price was paid during the first quarter of 2010, and the remaining $33.3 million is payable by November 14, 2010.

Going forward, our primary requirements for cash consist of:

•	completion of construction by Life Resources of new research and development, manufacturing and logistic facilities, and administrative offices;

•	the continued production of existing products and general overhead and personnel related expenses to support these activities;

•	the development costs of new products; and

•	expansion of production scale to meet the demands of our markets.

As of December 31, 2009, the majority of the main structures of the Life Resources facility construction project had been completed. Interior decoration of the warehouses, work plants, power center, boiler room and dormitories are near completion. Interior decoration of the office buildings, product exhibition center, quality control center, wash house is underway.  The interior decoration of the product exhibition center and wash house is expected be completed in the first half of 2010, and the office building and quality control center are expected to be completed in the second half of 2010.  As of the end of 2009, the cost of the completed work of these facilities was $139.1 million (based on an exchange rate of $1 = RMB 6.8371 as of December 31, 2009), which includes amounts paid for the underlying land use right. We expect that all construction work and equipment installation will be completed in 2010 and that the Life Resources facility is estimated to begin operation by June 2010. We have provided for an amount of up to $36.5 million (based on an exchange rate of $1 = RMB 6.8291 as of January 1, 2010) in our 2010 budget for capital expenditures on the Life Resources facility. We intend to move our headquarters to these new facilities upon its completion.

The Wholly Foreign Owned Enterprise Law (1986), as amended, and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Life Resources, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Life Resources are required to set aside a certain amount of any accumulated profits each year (a minimum of 10%, and up to an aggregate amount equal to half of its registered capital), to fund certain reserve funds. These reserves are not distributable as cash dividends, except in the event of liquidation, and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of such dividends from the profits of Biological and Life Resources.

We anticipate that our current operating activities will enable us to meet our anticipated cash requirements for 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

During 2009, we sold both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products was recognized at delivery point. Revenue from finished products was recognized only when the related party Chinese distributors recognized sales of our products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, we only sell finished products. We recognize revenue from international sales (non-Chinese) to affiliated parties, net of taxes, as goods are shipped and clear review by the customs department of the Chinese government.

We are generally not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As of December 31, 2009, Tianshi Engineering, an affiliated company, owned all of the related party distributors that sell our products in China.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of the pronouncement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This pronouncement became effective in the first quarter of 2009. The Company adopted it beginning January 1, 2009 and had no effect on the Company’s consolidated financial statements..

In December 2007, the FASB issued a pronouncement providing guidance on how to report a non-controlling interest in consolidated financial statements. The objective of the pronouncement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This pronouncement became effective in the first quarter of 2009, and should be applied retrospectively for all periods presented. As a result of the adoption of the pronouncement from January 1, 2009, the Company reclassified minority interest of $9.8 million and $9.0 million to noncontrolling interest as a component of equity on the Company’s Consolidated Balance Sheet for the years ended December 31, 2009 and 2008, respectively.

In March 2008, the FASB issued a pronouncement requiring enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the pronouncement is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This pronouncement became effective in the first quarter of 2009, and its adoption from January 1, 2009 had no effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued a pronouncement amending the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued a pronouncement requiring that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and its adoption had no effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued a pronouncement amending previous guidance to clarify the application of fair value in inactive markets and allows for the use of management’s interior assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of the pronouncement has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of the pronouncement did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this Statement will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement amending previous topic guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item can be found following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that as of the end of the period covered by this report, our internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of our directors and executive officers as of March 29, 2010. Jinyuan Li has served on the Board since September 2003. Manbo He was appointed to the Board in June 2009. All other directors have served on the Board since January 2004.

NAME	AGE	POSITION

Jinyuan Li	52	Chairman, Chief Executive Officer, President and Director

Manbo He	40	Chief Financial Officer and Director

Yupeng Yan	47	Executive Vice President and Director

Socorro Quintero	58	Director

Howard Balloch	59	Director

Gilbert Raker	66	Director

None of our directors and officers was selected pursuant to any agreement or understanding with any other person. There is no family relationship between any director or executive officer and any other director or executive officer.

Jinyuan Li

Jinyuan Li has served as the Chairman of the Board and a Director since September 2003. Jinyuan Li is also the President and founder of Tianshi Group and has held the position of President since 1995. Mr. Li has 14 years of experience in the petroleum and plastics industries. He holds a number of leadership positions in government and social associations, including as Standing Committee Member of  Tianjin Political Consultative Conference; Vice-chairman of China Enterprise Confederation & China Enterprise; Executive of All-China Federation of Industry & Commerce; Vice Chairman of China Association for the Promotion of Industrial Development; and Vice President of Chinese Healthcare Association, etc. Mr. Li was elected as one of the Top Ten Most Outstanding Talents in the Greater China Area; one of the Ten Most Popular Personages Among the High-Ranking, by China Economic Forum; Excellent Entrepreneur, by the Organization Committee of the Second Chinese Entrepreneur Forum in 2003, and as the Most Creative Chinese Businessman of Asia in 2004. Mr. Li holds an MBA from Nankai University.

Manbo He

Mr. He has served as our Chief Financial Officer since June 2009. Prior to that,  Mr. He served as Advisor to Holley Group Co. Ltd. from October 2008 to April 2009 and as Chief Operating Officer of Holley Group Co. Ltd. from April 2006 to October 2008.  During that time he was also appointed as an Executive Director of the Board of Directors at Holley Technology Co., Ltd.  Mr. He served as Vice President of Calston Investment Co., Ltd. from February 2003 to April 2006.  Mr. He is a Canadian certified general accountant and has received his Bachelor of Business Administration from Beijing Institute of Business in China and a Master of Business Administration from Thunderbird School of Global Management in United States.

Yupeng Yan

Mr. Yan has served as our Executive Vice-President since September 2003. Mr. Yan has also served as Vice-President of Tianshi Group since March 1997, acting as general manager of its Global Information Technology Center from July 2007 to January 2009 and as head of its Global Marketing Center from June 2004 to June 2007. Since November 2008 Mr. Yan has served as the Vice General Manager of Global Marketing Center and Vice President of Tianshi Group’s China Region.  Mr. Yan currently holds a number of leadership positions including Vice-Dean of Tianshi College (formerly Tianshi Occupational Technique Institute), and Vice-Chairman of Tianshi Science and Technique Association. Mr. Yan was elected as one of the Chinese Ten Outstanding Professional Managers in 2004. Mr. Yan received an Executive MBA from Nankai University in July 2004.

Socorro Quintero

Dr. Quintero serves as our director. Dr. Quintero is an Associate Professor of Finance and Managing Director of the Corporate Directors Institute at Oklahoma City University’s Meinders School of Business (“OCU”). Prior to joining OCU in 1993, she was an Assistant Professor of Finance at the University of South Florida. Dr. Quintero has extensive work experience in various industrial engineering capacities and management while working for Atlantic Steel Company, Abbott Laboratories and Levi Strauss & Co. She received a B.S. in Physics from the University of the Philippines, an M.S. in Industrial Engineering from the Georgia Institute of Technology, and a Ph.D. in Finance from the University of Texas at Austin.

Gilbert Raker

Mr. Raker serves as our director and is currently the Vice Chairman and a Director of Electro-Comp Services Inc., a private company primarily engaged in the testing and verification of the functionality of electronic components as well as the brokering of said components located in Clearwater, FL.  From January 2009 to February 2010 he worked with a niche investment bank in New York that focused on financing middle market companies. From November 1988 to January 2009 he was the President, Chief Executive Officer and Chairman of the Board of SEMX Corporation, a multi-national company that manufactured materials and components used in microelectronic circuitry on a worldwide basis for the automotive, consumer electronics, defense, medical and aerospace industries.  Prior to November 1988, Mr. Raker worked at two private equity investment firms, was employed as the Chief Financial Officer and in one case as the Chief Operating Officer of two New York Stock Exchange listed companies and served in a variety of capacities in numerous private and public companies.  He began his career as a Management Consultant for Touche Ross.  Mr. Raker received his B.S. in Chemistry from Eastern University, his MBA in Production Management from Syracuse University and completed all of the course work for a PhD in Finance and Economics at Syracuse University. Early in his career he taught Accounting and Production Management at Eastern University and Syracuse University, respectively.

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

 Board Leadership Structure

The Board of Directors believes that Mr. Li’s service as both Chairman of the Board, Chief Executive Officer and President is in the best interest of the Company and its stockholders. Mr. Li possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

Nominations by Stockholders

There have been no changes to the procedures by which the stockholders of our company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on April 27, 2009 for its Annual Meeting of Stockholders, which was held on May 28, 2009.

Audit Committee

The Board of Directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Socorro Quintero, Chairperson, Howard Balloch and Gilbert Raker, each of whom is independent as defined under Section 121(A) of NYSE Amex listing standards currently in effect. None of the Audit Committee members is a current officer or employee of our company or any of its affiliates.

The Board of Directors has determined that Socorro Quintero and Gilbert Raker each qualifies as an “audit committee financial expert” under Item 407(d) of Regulation S-K.

Code of Ethics

The Board has adopted a Code of Ethics to promote its commitment to the legal and ethical conduct of our company’s business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code of Ethics, which provides the foundation for compliance with all corporate policies and procedures, and best business practices.

The Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004. A written copy of the Code of Ethics will be provided upon request at no charge by writing to our corporate secretary, Charles Lv, at Tiens Biotech Group (USA), Inc., No. 6, Yuanquan Road, Wuqing New-Tech Industrial Park, Tianjin, China 301700.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to 2009.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

All compensation decisions for our executive officers, including the salary of our CEO and President, Jinyuan Li, are made by Jinyuan Li.  Because Jinyuan Li owns more than 50% of our voting stock, we are a “controlled company” pursuant to Rule 801(a) of NYSE Amex Rules (“NYSE Amex Rules”).  Therefore, we are exempt from NYSE Amex Rule 805(a), which requires that the compensation of a CEO and all other executive officers be determined, or recommended to the Board for determination, by a compensation committee composed of independent directors, or the majority of independent directors on the Board.

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

Elements of compensation.

Each executive officer receives cash compensation as a base salary. Base salary for our executive officers is fixed by their respective employment agreements, as described under “Employment Agreements.” Jinyuan Li’s salary for 2009 was fixed pursuant to employment agreements with Tianjin Tianshi Biological Development Co. Ltd. (“Biological”) entered into in 2005. Zheng Wan was our principal financial officer from November 12, 2008 to June 1, 2009 and his salary was fixed pursuant to an employment agreement dated November 3, 2008. Manbo He has been our principal financial officer since June 1, 2009 and his salary for 2009 was fixed pursuant to an employment agreement with Biological, dated June 1, 2009, which provides for a term through April 9, 2014.  Their base salaries were based on our CEO’s subjective perceptions of salaries paid by comparable companies for comparable positions. Our executive officers did not receive any bonuses for 2009.  Due to the fact that we do not currently and did not in 2009 give bonuses to any of our named executive officers, Jinyuan Li did not identify any individual or corporate goals when setting the remuneration of Messrs. Wan and He for 2009.

Our strategy is to maintain compensation for employees at levels that are equal to or in excess of those offered by companies of comparable size, consistent with the individual employees’ capabilities and responsibilities. We do not currently have a stock option plan, but may consider adopting one in the future to further incentivize its employees.

Why we chose to pay each element.

We have entered into long-term employment agreements with Messrs. Li, Wan and He providing for base salaries.

The employment agreements with Messrs. Li and He provide for payments upon termination for specified reasons. These payments are required by local Chinese employment regulations. Additional information regarding applicable payments under such agreements is provided under the heading “Potential Payments Upon Termination or Change of Control.”

How we determine the amount for each element of pay.

With respect to the executive officers’ base salaries, our CEO bases his recommendations on past salary levels and his perception of the quality of the executive officers’ respective performances and attempts to match their salaries with his perception of compensation levels at a small number of companies he considers comparable, although not necessarily included in the NYSE Amex Composite Index or NASDAQ Biotechnology Index. Our CEO assesses the normal responsibilities of each position, as well as the extra responsibilities and additional work related to special projects which such executive officers may be expected to perform. Our CEO also takes in to consideration the relatively low salaries provided to executive officers by companies in China compared to public companies in the United States.

Compensation Committee Interlocks and Insider Participation

During 2009, the members of the Compensation Committee were Gilbert Raker and Yupeng Yan. The Compensation Committee did not deliberate on executive compensation for fiscal 2009.  Yupeng Yan was an employee and officer of our company during 2009. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of our company or another entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act with management and the full Board.  Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2009.

The Compensation Committee

Gilbert Raker, Chairman

Yupeng Yan

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2009 and 2008.

Name and Principal Position (1)	Year	Salary ($)	Total ($)
Jinyuan Li	2009	$166,660	$166,660
Chairman, Chief Executive	2008	$166,660	$166,660

Manbo He	2009	$23,333	$23,333
Chief Financial Officer (2)

Zheng Wan	2009	$25,464	$25,464
Former Chief Financial Officer (3)	2008	$8,618	$8,618

(1)  Yupeng Yan was an employee Director of our company during 2009 but did not qualify as a “named executive officer” because his total compensation was less than $100,000.

(2)  Manbo He became Chief Financial Officer and Director on June 1, 2009 and was not an executive officer of our company prior to that.

(3)  Zheng Wan resigned as our Chief Financial Officer and Director on June 1, 2009. Mr. Wan became Chief Financial Officer and Director on November 12, 2008 and was not an executive officer of our company prior to that.

Grants of Plan Based Awards; Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

We do not have any stock option plans.

Pension Benefits

None.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation to any of its employees.

Employment Agreements

Our subsidiary, Biological, has entered into a statutory employment agreement with each of the named executive officers of our company. Jinyuan Li’s contract is dated June 1, 2005 and has an indefinite period. Zhen Wan’s contract was dated November 3, 2008 and provided for a term through December 31, 2013. The employment contract for Yupeng Yan is dated April 1, 2004 and provided for a term through March 31, 2009. On April 1, 2009, Yupeng Yan’s employment contract was renewed and had an indefinite period. Manbo He also has an employment contract with Biological, dated June 1, 2009 which provides for a term through April 9, 2014.

Under each of these employment contracts, the employee receives vacation time and social insurance according to Chinese government regulations.  The employment agreements can be renewed within 15 days of the expiration of each agreement with the mutual consent of the parties.  Biological may rescind each agreement without notice if, among other events, the employee materially violates Biological’s rules and regulations or the employee grossly neglects his or her duties and discloses our confidential business information that harms us.  Biological may rescind each agreement on 30 days’ notice and provide economic compensation if, among other events, the employee suffers from a disease or non-work related injury and after a recovery period is unable to work, or due to material changes, the performance of the agreement has become unpractical.  Pursuant to the terms of each of the employment agreements, the employee may rescind his contract on 30 days’ written notice.

For 2009, we paid a salary of $166,660 to Jinyuan Li and $77,000 to Yupeng Yan. Mr. Wan’s contract provided for an annual salary of $80,000. Mr. He’s contract provides for an annual salary of $40,000.

Potential Payments upon Termination

The employment contracts of Messrs. Li and He each provided for a one-time lump sum payment equal to six months of the employee’s then current salary if we terminate his employment contract for one of the following reasons:

•	The employee has a non-work-related injury and is unable to perform his responsibilities; or

•	The employee is unable to perform his responsibilities for other reasons; or

•	The circumstances based on which the employment contract was entered into have materially changed, and the performance of the contract becomes impractical; or

•	We are contemplating bankruptcy and determine to reduce staff.

Assuming that Messrs. Li or He were terminated for one of the above-stated reason, Mr. Li would receive $83,330, and Mr. He would receive $20,000.  There are no other circumstances, including a change of control of our company, where we are required to make any additional payment to Messrs. Li and Wan.

Director Compensation

For the fiscal year ended December 31, 2009, members of the Board who are not our employees are entitled to receive an annual cash retainer of $30,000.

Director Summary Compensation Table

The table below summarizes the compensation we paid to non-employee Directors for the fiscal year ended December 31, 2009.

Name (1)	Fees Earned or Paid in Cash ($)	Total ($)
Howard Balloch	$30,000	$30,000
Gilbert Raker	$30,000	$30,000
Socorro Quintero	$30,000	$30,000
Yupeng Yan (2)	$0	$0

(1)
Jinyuan Li, Zheng Wan  and Manbo He are not included in this table as they were our employees during 2009 and received no compensation for their services as Directors.   Their compensation is disclosed in the table in the “Summary Compensation Table”.

(2)
Yupeng Yan was an employee Director of our company during 2009 and received no additional compensation for his services as Director.  He is not a named executive officer and is excluded from the “Summary Compensation Table”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of March 29, 2010 by each person or entity who is known by us to beneficially own five percent or more of our common stock; each director and executive officer of our company; and all directors and executive officers of our company as a group.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class
Jinyuan Li	67,830,000	95.1%
Manbo He	—	—
Yupeng Yan	—	—
Socorro Quintero	—	—
Howard Balloch	—	—
Gilbert Raker	—	—
All Directors and Executive Officers as a Group (6 persons)	67,830,000	95.1%
TIENS (USA) Investment Holdings Group Overseas Limited (2)	67,830,000	95.1%

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

Changes in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board has determined that directors Howard Balloch, Socorro Quintero and Gilbert Raker are “independent” under Section 803(A) of the listing standards of NYSE Amex. The remaining members of the Board do not satisfy these “independence” definitions. The ownership by Jinyuan Li, the Company’s President and Chief Executive Officer, of more than 50% of the Company’s voting stock makes it a “controlled company” to which NYSE Amex rules requiring a majority of the directors to be independent and relating to executive compensation and Board nominations need not apply.  The Board has an Audit Committee and a Compensation Committee.  The Board’s Compensation Committee members are Messrs. Gilbert Raker and Yupeng Yan.  Mr. Gilbert Raker, as a member of the Board’s Compensation Committee, is independent as defined under Section 803(A) of NYSE Amex listing standards currently in effect. The Audit Committee members are Ms. Socorro Quintero, Chairperson, and Messrs. Howard Balloch and Gilbert Raker, each of whom is independent as defined under Section 803(A) of NYSE Amex listing standards currently in effect.  The Board does not have a Nominating Committee. The entire Board assumes the duties that would be delegated to a Nominating Committee.

Transactions with Related Parties

We market our products through various domestic and international business entities that are related to us through common ownership. As a result, most of our total consolidated sales in 2009 were to related parties.

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

Internationally, we sell our products to overseas related companies located in 54 countries who in turn re-package and sell them to independent direct sales distributors. Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities are regulated through internal policies.

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

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and us during 2009 and 2008.

	December 31, 2009	December 31, 2008

Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,419,178 and $1,108,789 as of December 31, 2009 and 2008, respectively	$15,379,312	$23,941,431
Other receivables – related parties	$44,561,626	$15,729,076
Advances from customers – related parties	$4,426,751	$3,239,650
Other payables – related parties	$3,326,110	$6,373,900
Current portion of long-term debt - related party	$-	$2,130,000
Long term debt – related party	$-	$2,137,742

Revenue-related Parties

The details of revenue-related parties are as follows:

	2009	2008
Tianshi Engineering	$25,298,232	$33,711,474
Overseas Related Companies	34,734,736	43,536,424
Total	$60,032,968	$77,247,898

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

Accounts Receivable-related Parties

The details of accounts receivables, trade-related parties are as follows:

	December 31, 2009	December 31, 2008
Tianshi Engineering	$5,035,320	$4,362,355
Overseas Related Companies	11,763,170	20,687,865
Allowance for Doubtful Accounts	(1,419,178)	(1,108,789)
Total	$15,379,312	$23,941,431

Other Receivables-related Parties

Other receivables - related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

The details of other receivables-related parties are as follows:

	December 31,	December 31,
	2009	2008
Tianshi Investment	$37,000,000	$-
Tianshi Engineering	5,688,926	11,636,208
Tianshi Group	1,613,168	4,018,078
Sego Property service (Tianjin) Co.,Ltd.	77,612	-
Tiens SmartFlow Logistics (International) Group Ltd.	74,651	-
Tianjin Tianshi Life Science Co., Ltd.	55,878	-
Tianshi Yinshi Hotel	36,566	36,475
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,873	-
Sego Hotel management Co.,Ltd.	2,730	-
Tianshi Pharmaceuticals	1,588	5,922
Shengshi Real Estate Development	634	1,657
Tianjin Xingda Travel Co., Ltd	-	12,932
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Beijin Xingda Travel Co., Ltd	-	1,195
Others	-	14,763
Total	$44,561,626	$15,729,076

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

On April 21, 2009, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009. For the year ended December 31, 2009 and 2008, the interest income from the other receivables - related parties amounted to $12,624 and $0, respectively.

During the years ended December 31, 2009 and 2008, Tianshi Group and our company used common meters at our headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 31, 2008, Biological entered into a Property Transfer Agreement with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 ($4,797,328).  As of December 31, 2009, the remaining balance due from Tianshi Group for the purchase of the four buildings amounted to RMB 17,800,000 (or US $2,603,428).

As the renminbi has been increasing in value against the dollar over the past several years, beginning in 2007, we have exchanged cash held in dollars into renminbi through Tianjin Xiongshi Construction and Decoration Co., Ltd (“Xiongshi Construction”), a related party construction company, which is 100% owned by the Company’s current Chairman, Chief Executive Officer and President, Jinyuan Li. For the years ended December 31, 2009 and 2008, the amounts transferred to Xiongshi and changed to renminbi were $0 and $12,500,000, respectively.

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered the Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37.0 million.  Tiens Yihai holds land use rights for 50 acres of land located in Shanghai, China. Tiens Yihai was originally established to build a new research and development facility, but the Company suspended the proposed development in March 2007. Tianshi Holdings held 96% of the equity interest in Tiens Yihai.  Tianjin Tianshi Pharmaceuticals Co., Ltd. owned the remaining 4% of Tiens Yihai’s share capital. The sale closed on November 15, 2009. Pursuant to the Transfer Contract, $3,700,000 of the purchase price was paid during the first quarter of 2010, and the remaining $33,300,000 is payable by November 14, 2010.

Advances from Customers-related Parties

Advances from related party customers were $4.4 million and $3.2 million as of December 31, 2009 and 2008, respectively.  These advances represented prepayments made to us to insure that overseas customers could obtain enough of our products to meet their market demands.

Other Payables-related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.  The details of other payable-related parties are as follows:

	December 31, 2009	December 31, 2008
Fuhong Development Co.Ltd.	$3,000,000	$0
Tianshi Germany Co., Ltd.	107,326	105,553
Tianjin Tianshi Global International Trade Co., Ltd.	93,606	23,344
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Engineering	40,805	0
Tianshi Administrative Committee of Industrial Park	14	14
Tianshi Investment	0	6,080,385
Beijin Xingda Travel Co., Ltd.	0	80,245
Total	$3,326,110	$6,373,900

On January 21, 2008, Life Resources and Tianshi Investment entered into a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources of $6.5 million without interest. The loan was originally due on June 30, 2008, but subsequently extended, most recently to June 30, 2009, on December 31, 2008. On June 30, 2009, we paid the loan in full.

On June 5, 2009, Biological, Tianshi Holdings, Tianshi Investment and Tianshi Group entered into an agreement pursuant to which Biological agreed to pay $3.9 million to Tianshi Group on behalf of Tianshi Investment, Tianshi Investment agreed to cancel a $3.9 million loan owed by Tianshi Holdings, and Tianshi Holdings agreed to cancel a $3.9 million dividend owed by Biological. ( See note 3 to our consolidated financial statements.)

On November 10, 2009, Tianshi Holdings borrowed $3,000,000 from Fuhong Development Co., Ltd, a British Virgin Islands company, which is 100% owned by Jinyuan Li, to fund its capital contribution to Life Resources. On the February 10, 2010, the loan was paid in full by cancelling the same amount Tianshi Investment owned to us.

Long Term Debt-related Party

On September 10, 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Pursuant to this agreement, Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing June 30, 2006 and ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. Interest of $186,543 and $266,273 was paid for the years ended December 31, 2009 and 2008, respectively, and the loan was paid in full by us on December 31, 2009.

Transactions with Tianshi Group

Since 2003, Biological has leased office space and manufacturing facilities from Tianshi Group. The lease provides for an annual rent at 1% of our total gross revenues. The rent was negotiated by the parties before we acquired Tianshi Holdings, and we believe that it is a reasonable rent for the facilities. The term of the lease was for five years and expired on December 31, 2007. In addition, we are obligated to pay insurance, maintenance and other expenses related to the premises. This lease has been renewed annually since 2008 on the same economic terms.  The total amount paid on this lease amounted to $545,192 for the 12 months ended December 31, 2008.

On December 25, 2008, Biological and Tianshi Group entered into a Property Transfer Agreement (the “Property Transfer Agreement”). Under the Property Transfer Agreement, Biological transferred to Tianshi Group four buildings consisting of 9,974.31 square meters, including three workshops and a canteen, located at our headquarters in Tianjin China. Pursuant to the Property Transfer Agreement, Tianshi Group will pay Biological RMB 32,800,000 ($4,797,328). This transaction resulted in a loss of RMB 1,912,983 ($274,762) for Biological. We bore 80% of the loss, or $ 219,810.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the Property Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continues until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the year ended December 31, 2009,  Biological and Life Resources recorded $303,056 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianshi Engineering

On October 31, 2007, Biological entered into four lease agreements with Tianshi Engineering that enable Tianshi Engineering to share the use of certain of Biological’s product production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological.  Each of the four agreements was effective as of January 1, 2008 and expired on December 31, 2009. On December 31, 2007, Biological entered into two supplemental agreements, which added fourteen pieces of personal care products production equipment to, and removed two health products production workshops from, two of the lease agreements Biological entered into on October 31, 2007. Following is a summary of the monthly rent payable to Biological under the four leases Biological entered into on October 31, 2007 (as amended by the two supplemental agreements entered into on December 31, 2007):

Lease Agreement	Monthly rent

Lease Agreement for Health Products Production Equipment	$12,252
Lease Agreement for Health Products Production Workshops	$6,326
Lease Agreement for Personal Care Product Production Equipment	$6,014
Lease Agreement for Personal Care Products Production Workshops	$3,086

The Property Transfer Agreement, described under Item 2 of this annual report, included all the workshops covered by the above listed lease agreements.  Consequently, the Lease Agreement for Heath Products Production Workshops and the Lease Agreement for Personal Care Production Workshops expired at the end of 2008.

Rent revenue accrued from these leases amounted to $219,605 and $326,956 for the year ended December 31, 2009 and 2008, respectively.

On November 20, 2009, Lease Agreement for Health Products Production Equipment and Personal Care Product Production Equipment were renewed by Biological and Tianshi Engineering. Each of the two agreements is effective as of January 1, 2010 and expires on December 31, 2010.

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

Tianshi Pharmaceuticals, Tianshi Holdings, Tianshi Pharmaceuticals and Tianshi Group entered into a letter of intent on December 31, 2008.,pursuant to which, Tianshi Holdings intended to sell its 96% share of Tiens Yiahi to Tianshi Pharmaceuticals with Tianshi Group guaranteeing payment, However, this transaction was abandoned.

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceutical. Under the terms of the lease agreement, the Company leased equipment for the fee of $3,711 per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related  on the equipments. This agreement is effective from January 1, 2010 and expired on December 31, 2010.

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

Pursuant to the Sale and Purchase Agreement, we advanced a deposit of $64,247,182 to Tianshi Investment on December 20, 2007. This acquisition deposit was settled as follows:

•	$28,592,743 was paid by canceling a loan in the principal amount of RMB 200,000,000 to Tianshi Engineering owed by Biological together with interest accrued;
•	$16,557,914 was paid by canceling other receivables due to Biological from Tianshi Engineering; and

•	$19,096,525 was paid in cash.

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

Transactions with Baofeng

On September 4, 2008, we entered into a one-year storage services agreement (the “Baofeng Agreement”) with Tianjin Baofeng Construction & Engineering Co., Ltd., a third party company. Under the Baofeng Agreement, Biological leased a warehouse of 6,745.28 square meters located in Wuqing New-tech Industrial Park, Tianjin, China at the lease fees of RMB 87,688.64 per month. The agreement terminated on September 9, 2009.  The total amounts paid in 2009 and 2008 under this lease were $115,365 and $37,784, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 13, 2009, the Board appointed Crowe Horwath LLP (“Crowe”) as independent auditors to audit our financial statements for the fiscal year ended December 31, 2008 and 2009.  From September 26, 2007 to January 13, 2009 Grobstein, Horwath & Company LLP (GH&C”) served as our independent auditors.  Prior to September 26, 2007 Moore Stephens Wurth Frazer and Torbet, LLP (“MSWF&T”) had served as our independent auditor since 2002.

Public Accounting Fees

Grobstein, Horwath & Company LLP
2008
Audit Fees	$294,000
Audit Related Fees	$0
Tax Fees	$5,000
All Other Fees	$0

Audit fees were for professional services rendered by GH&C during the 2008 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by GH&C in connection with statutory and regulatory filings or engagements for that fiscal year.  GH&C did not bill any other fees for services rendered to us during the fiscal year ended December 31, 2008 for assurance and related services in connection with the audit or review of our financial statements. Tax fees involved preparation of our consolidated tax returns.

Crowe Horwath LLP
2009
Audit Fees	$248,000
Audit Related Fees	$2,800
Tax Fees	$0
All Other Fees	$0

Audit fees were for professional services rendered by Crowe during the 2009 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by Crowe in connection with statutory and regulatory filings or engagements for that fiscal year. Audit related fees include discussions with management and SEC legal counsel regarding sale of Yihai.

Pre-approval of Services

The Audit Committee has adopted pre-approval policies for all services, including both audit and non-audit services, provided by our independent auditors.  For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.  The audit, tax, and all other fees and services described above were pre-approved for 2008 and 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	Form of Labor Contract.

•	Labor Contract dated November 3, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Zheng Wan.

•	Labor Contract dated June 1, 2009 between Tianjin Tianshi Biological Development Co., Ltd. and Manbo He.

(b)           The exhibits listed on the Exhibit Index are filed as part of this report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, as amended, dated as of August 22, 2003, by and among Strategika, Tianshi Holdings and the Stockholders of Tianshi Holdings. (1)
3.1	Certificate of Incorporation of Tiens Biotech Group (USA), Inc., as amended (11)
3.2	By-laws of Tiens Biotech Group (USA), Inc. (2)
4.1	Specimen Stock Certificate (2)
10.1	Product Purchase and Sales Agreement, dated June 25, 2003, by and between Tianjin Tianshi Biological Development Co., Ltd. And Tianjin Tianshi Biological Engineering Co. Ltd. (3)
10.2	Term Loan Agreement, dated March 29, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (4)
10.3	Term Loan Agreement, dated April 24, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (5)
10.4	Term Loan Extension Agreement, dated June 28, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (5)
10.5	Term Loan Agreement, dated July 23, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (11)
10.6	Term Loan Extension Agreement, dated September 27, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (6)
10.7	Term Loan Agreement, dated October 15, 2007 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (11)
10.8	Health Products Production Workshops Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.9	Personal Care Products Production Workshops Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Group Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.10	Health Products Production Equipment Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Biological Engineering Co., Ltd.. and Tianjin Tianshi Biological Development Co., Ltd. (11)
10.11
Personal Care Products Production Equipment Lease Agreement, dated October 31, 2007 by and between Tianjin Tianshi Biological Engineering Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd. (11)

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

10.26	Labor Contract dated November 3, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Zheng Wan (12)
10.27	Property Transfer Agreement dated December 25, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd. (12)
10.28	Lease Agreement dated January 1, 2009 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd. (12)
10.29	Equipment Lease Agreement dated January 1, 2009 between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Group Co. Ltd. (12)
10.30	Storage Service Agreement dated September 4, 2008 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Baofeng Construction & Engineering Co., Ltd. (12)
10.31	Loan Agreement Amendment dated December 31, 2008 between Tianjin Tiens Life Resources Co., Ltd. and Tianshi International Investment Group Co., Ltd. (12)
10.32
Supplemental Agreement of Lease Agreement for Health Products Production Workshops dated December 31, 2007 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (12)

10.33
Supplemental Agreement of Lease Agreement for Personal Care Products Production Equipment dated December 31, 2007 between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd. (12)

10.34	Term Loan Agreement, dated April 21, 2009 by and between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Biological Engineering Co, Ltd. (13)
10.35	Labor Contract dated June 1, 2009 between Tianjin Tianshi Biological Development Co., Ltd. and Manbo He. (14)
10.36
Agreement, dated June 5, 2009 by and among Tianjin Tianshi Biological Development Co, Ltd., Tianshi International Holdings Group Limited, Tianshi International Investment Group Co., Ltd. and Tianjin Tianshi Group Co., Ltd. (15)

10.37
Agreement on Debt Transfer and Offset, dated as of June 30, 2009, by and among Tianshi International Holdings Group Limited, Tianyuan Capital Development Co., and Tianjin Tianshi Biological Engineering Co., Ltd. (15)

10.38	Contract for the Transfer of Equity Interest, dated November 15, 2009, by and between Tianshi International Holdings Group Ltd. and Tianshi International Investment Group Co., Ltd. (16)
10.36*	Health Products Production Equipment Lease Agreement, dated November 20, 2009 by and between Tianjin Tianshi Biological Engineering Co., Ltd.. and Tianjin Tianshi Biological Development Co., Ltd.
10.37*
Household Chemical Products Production Equipment Lease Agreement, dated November 20, 2009 by and between Tianjin Tianshi Biological Engineering Co., Ltd. and Tianjin Tianshi Biological Development Co., Ltd.

10.38*	Equipment Lease Agreement dated December 15, 2009 between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Pharmaceuticals Co., Ltd.
10.39*
Agreement on Debt Transfer and Offset, dated as of December 31, 2009, by and among Tianyuan Capital Development Co., Tianshi International Holdings Group Limited and Tianjin Tianshi Biological Engineering Co., Ltd.

10.40*
Agreement on Debt Transfer and Offset, dated as of February 10, 2010, by and among Xianggang Fuhong Development Co., Ltd., Tianshi International Holdings Group Co., Ltd. and Tianshi International Investment Group Co., Ltd.

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
(8) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.
(9) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
(10) Filed as an exhibit to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.
(11) Filed as an exhibit to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
(12) Filed as an exhibit to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
(13) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
(14) Filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2009.
(15) Filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.
(16) Filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIENS BIOTECH GROUP (USA), INC.

Date: April 2, 2010
/s/ Jinyuan Li
Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 2, 2010
/s/ Manbo He
Manbo He
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jinyuan Li	Chairman of the Board, Chief Executive	April 2, 2010
Jinyuan Li	Officer and President (Principal Executive
Officer)

/s/ Manbo He	Chief Financial Officer (Principal Financial	April 2, 2010
Manbo He	and Accounting Officer) and Director

/s/ Yupeng Yan	Executive Vice President and Director	April 2, 2010
Yupeng Yan

/s/ Gilbert Raker	Director	April 2, 2010
Gilbert Raker

/s/ Howard Balloch	Director	April 2, 2010
Howard Balloch

/s/ Socorro Quintero	Director	April 2, 2010
Socorro Quintero

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tiens Biotech Group (USA), Inc.

We have audited the accompanying consolidated balance sheets of Tiens Biotech Group (USA), Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for noncontrolling interests in subsidiaries.

As discussed in Notes 1, 3, 4, 10, 11, 12 and 13 to the consolidated financial statements, the Company has had numerous significant transactions with entities that are under common control, including that all of the Company’s sales are currently and have historically been made to related parties controlled by the majority shareholder of the Company.

/s/ Crowe Horwath LLP
Sherman Oaks, California
April 2, 2010

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$1,848,328	$20,992,573
Cash related to assets held for sale	-	23,861,938
Total cash	1,848,328	44,854,511
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $1,419,178 and $1,108,789 as of December 31, 2009 and December 31, 2008 , respectively	15,379,312	23,941,431
Inventories	5,328,052	8,365,607
Other receivables	995,657	813,591
Other receivables - related parties	44,561,626	15,729,076
Employee advances	115,673	112,591
Prepaid expenses	658,193	301,898
Prepaid taxes	407,534	1,531,207
Other assets held for sale	-	10,904,842
Total current assets	69,294,375	106,554,754

PROPERTY, PLANT AND EQUIPMENT, net	10,124,483	10,274,643

OTHER ASSETS:
Construction in progress	125,572,621	72,300,104
Construction deposits	1,405,997	2,586,302
Intangible assets, net	12,864,295	13,137,195
Other assets	11,847,937	87,541
Total other assets	151,690,850	88,111,142

Total assets	$231,109,708	$204,940,539

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,012,157	$6,283,849
Advances from customers - related parties	4,426,751	3,239,650
Wages and benefits payable	1,484,852	1,449,146
Other taxes payable	-	117,818
Contractor deposits	183,395	163,248
Contractor payables	18,513,216	11,871,456
Other payables	1,151,551	1,933,743
Other payables - related parties	3,326,110	6,373,900
Current portion of long term debt, related party	-	2,130,000
Liabilities directly associated with assets classified as held for sale	-	122,047
Total current liabilities	34,098,032	33,684,857

NON-CURRENT LIABILITIES
Long term debt, net of current portion, related party	-	2,137,742
Deferred income	11,236,501	11,208,844
Total non current liabilities	11,236,501	13,346,586
Total liabilities	45,334,533	47,031,443

Commitments and Contingencies

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	18,042,189	9,234,123
Statutory reserves	13,217,217	9,420,783
Retained earnings	126,370,263	106,325,356
Accumulated other comprehensive income	18,262,123	23,851,062
Total shareholders' equity of the Company	175,963,126	148,902,658
Noncontrolling interest	9,812,049	9,006,438
Total equity	185,775,175	157,909,096
Total liabilities and equity	$231,109,708	$204,940,539

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008
REVENUE - RELATED PARTIES	$60,032,968	$77,247,898
REVENUE - THIRD PARTIES	1,943,101	-

COST OF SALES - RELATED PARTIES	18,754,680	24,870,178
COST OF SALES - THIRD PARTIES	1,412,812	-

GROSS PROFIT	41,808,577	52,377,720

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,009,382	18,574,719

INCOME FROM OPERATIONS	25,799,195	33,803,001

Interest expense	(186,543)	(266,273)
Interest income	301,709	881,070
Other expense	(176,757)	(2,099,913)
OTHER (EXPENSE) INCOME, NET	(61,591)	(1,485,116)

INCOME BEFORE INCOME TAXES	25,737,604	32,317,885

INCOME TAXES	930,703	2,345,474

NET INCOME	24,806,901	29,972,411

LESS: Net income attributable to the noncontrolling interest	(965,557)	(2,315,215)

NET INCOME ATTRIBUTABLE TO THE COMPANY	23,841,344	27,657,196

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	441,140	7,891,018
Gain from the release of exchange reserves	(6,030,079)	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	18,252,405	35,548,214

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	993,504	2,764,347

COMPREHENSIVE INCOME	$19,245,909	$38,312,561

EARNINGS PER SHARE, BASIC AND DILUTED	$0.33	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
						other
	Number	Common	Paid-in	Statutory	Retained	comprehensive	Noncontrolling
	of shares	stock	capital	reserves	earnings	income	interest	Totals
BALANCE, January 1, 2008	71,333,586	$71,334	$8,842,009	$9,420,783	$78,668,160	$15,960,044	$6,144,063	$119,106,393

Net Income					27,657,196		2,315,215	29,972,411
Foreign currency translation gain						7,891,018	449,132	8,340,150
Paid-in-capital			392,114				98,028	490,142

BALANCE, December 31, 2008	71,333,586	$71,334	$9,234,123	$9,420,783	$106,325,356	$23,851,062	$9,006,438	$157,909,096

Net Income				3,796,434	20,044,907		965,560	24,806,901
Foreign currency translation gain						441,140	27,947	469,087
Free rent provided by related party			303,056				23,699	326,755
Effect from sale of Yihai			2,474,931				(211,595)	2,263,336
Realization of foreign currency translation gain relating to the sale of Yihai			6,030,079			(6,030,079)

BALANCE, December 31, 2009	71,333,586	$71,334	$18,042,189	$13,217,217	$126,370,263	$18,262,123	$9,812,049	$185,775,175

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,806,901	$29,972,411
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for doubtful accounts	406,795	1,037,089
Provision for obsolete inventory	309,343	293,648
Depreciation	2,173,251	2,681,167
Amortization	381,742	323,276
Interest income	4,761	55,641
Gain on sale of assets	47,054	39,208
loss on assets written off	5,876	192,833
Rental expense borne by a related party	326,774	-
(Increase) decrease in assets:
Accounts receivable, trade - related parties	8,308,993	(17,917,994)
Accounts receivable, trade - third parties	-	109,674
Other receivables	(184,540)	314,367
Other receivables - related parties	1,668,812	2,538,775
Inventories	2,761,335	(2,167,255)
Employee advances	(38,359)	(42,928)
Prepaid expense	(419,419)	356,136
Increase (decrease) in liabilities:
Accounts payable	(1,249,152)	2,007,985
Advances from customers - related parties	1,178,463	1,402,445
Wages and benefits payable	(43,279)	195,555
Other taxes payable	968,294	(2,654,720)
Other payables	(650,296)	459,357
Other payables - related parties	3,107,699	(390,158)
Net cash provided by operating activities	43,871,048	18,806,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash outflow arising from disposal of a subsidiary	(23,975,473)	-
Collections from loans to local government	105,229	457,329
Acquisition of intangible assets	-	(6,068,759)
Construction deposits	(2,664,741)	(4,391,560)
Contractor deposits	19,734	(464,499)
Addition to construction in progress	(42,734,161)	(25,714,095)
Equipment deposits	(11,782,984)	-
Proceeds from sales of properties	29,131	426,288
Purchase of equipment and automobiles	(2,009,536)	(1,531,589)
Net cash used in investing activities	(83,012,801)	(37,286,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	(3,946,860)	6,080,385
Payment on other payables-non current	-	(282,664)
Payments on long term debt, related party	-	(1,197,662)
Payments to minority interest shareholder	-	(5,150,414)
Increase in paid in capital	-	482,516
Increase in deferred income	-	5,891,999
Net cash provided by (used in) financing activities	(3,946,860)	5,824,160

EFFECT OF EXCHANGE RATE CHANGES ON CASH	82,430	3,428,876

DECREASE IN CASH	(43,006,183)	(9,227,337)

CASH, beginning of period	44,854,511	54,081,848

CASH, end of period	$1,848,328	$44,854,511

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$105,817	$266,273
Income taxes	$3,287,531	$3,877,420

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

The Company is currently owned 4.91% by public stockholders and 95.09% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited ("Tianshi Holdings"). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological") and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”).

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

Acquisition and sale of Tiens Yihai

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

On November 15, 2009, Tianshi Holdings entered a Contract for the Transfer 96% of the Equity Interests of Tiens Yihai it owned to Tianshi International Investment Group, Co., Ltd.. a British Virgin Islands company (“Tianshi Investment”). Jinyuan Li owns 100% of Tianshi Investment. Pursuant to the Sale and Purchase Agreement, Tianshi Holdings agreed to sell its 96% equity interest in Tiens Yihai for $37.0 million and settle the payment in two installments. The first payment of $3,700,000 was settled during the first quarter of 2010, and the second and final payment of $33,300,000 is due on November 14, 2010.

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

Life Resources was incorporated on April 29, 2005 as a Foreign Investment Enterprise (“FIE”) in Wuqing, Tianjin, PRC, with a registered share capital of $30,000,000. The Company is currently constructing research and development and manufacturing and logistic facilities, as well as administrative offices. Construction on the project began in July 2006. On March 13, 2008 and Jun 24, 2009, the Chinese government approved the increase of registered capital of Life Resources from $30,000,000 to $50,000,000 and from $50,000,000 to $65,000,000, respectively.

Nature of operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products. In the PRC, the Company sells its products to Tianshi Engineering. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Outside the PRC, the Company sells its products to overseas affiliated companies located in 54 countries who in turn re-package them and sell to independent direct sales distributors.

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

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, the Company makes estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and sales and expenses during the reported periods.   Significant estimates include useful life of long lived asset, provision for bad debt and allowance for sales return.  Management bases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Foreign currency translation

The reporting currency of the Company is the US dollar. Biological and Life Resources’ financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. Translation adjustments resulting from this process are included in other comprehensive income in the statement of income and other comprehensive income.

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

Translation adjustments amounted to $441,140 and $7,891,018 for the years ended December 31, 2009 and 2008, respectively. Asset and liability accounts at December 31, 2009 were translated at RMB6.84 to $1.00 USD compared to RMB6.85 at December 31, 2008. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2009 and 2008 were RMB6.84 and RMB6.96, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

Translation adjustments are reported under comprehensive income as a component of stockholders’ equity.

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value hierarchy, prioritizes the inputs used in measuring fair value into three broad levels as follows:

• Level one — Quoted market prices in active markets for identical  assets or liabilities;

• Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

• Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables, and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 2009 and December 31, 2008, except for long-term debt, which has a fixed interest rate. The fair value of the long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value and fair value of long-term debt is as follows:

	December 31, 2009		December 31, 2008
	Balance sheet amount	Fair value	Balance sheet amount	Fair value
Long-term debt - related party	$-	$-	$4,267,742	$4,244,098

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the provision for doubtful debts is adequate, paying particular attention to the age of receivables outstanding. At December 31, 2009 and December 31, 2008 receivables outstanding more than 180 days totaled $5,089,510 and $3,316,115, respectively. The Company did not charge-off any receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

	Balance at Beginning of Period	Increase of provision for Doubtful Accounts	Balance at End of Period
Twelve month period ended December 31, 2009
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$1,108,789	$310,389	$1,419,178

Twelve month period ended December 31, 2008
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$71,700	$1,037,089	$1,108,789

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

	Balance at Beginning of Period	Increase of provision for Doubtful Accounts	Balance at End of Period
Twelve month period ended December 31, 2009
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$952,071	$66,403	$1,018,474

Twelve month period ended December 31, 2008
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$872,053	$80,018	$952,071

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

Noncontrolling interest

Noncontrolling interest represents the outside shareholder’s 20% ownership of Biological and 4% ownership of Tiens Yihai. Effective from November 15, 2009, the company transferred its share of Tiens Yihai to Tianshi Investment.

Revenue recognition

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products was recognized at delivery point. Revenue from finished products was recognized only when the related party Chinese distributors recognized sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of taxes.

For overseas sales, the Company sells mostly finished products. The Company recognizes revenue from international sales (non-Chinese) to affiliated parties, net of taxes, as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past two years, and management does not anticipate allowing any returns in 2010 related to revenues in 2009, no allowance for estimated returns has been recorded for the years ended December 31, 2009 and 2008.

Advertising costs

The Company sells most of its products to related parties, and these related parties are primarily responsible for marketing. Advertising costs of the Company for the years ended December 31, 2009 and 2008 amounted to $11,914 and $418,138, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling totaled $340,275 and $618,807 for the years ended December 31, 2009 and 2008, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers were included in revenue, and the related shipping and handling costs were included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred. The Company expensed research and development costs of $1,262,623 and $1,549,132 for the years ended December 31, 2009 and 2008, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company accounts for income taxes in under the liability method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

The Company has not been subjected to income tax examinations by taxing authorities for the years ended December 31, 2009 and 2008. The Company is subject to tax examination in the PRC for all years, as tax returns remain open to examination until notified by the taxing authorities, and the Company has not received any notifications to date. The company records interest and penalties as other expense on the consolidated income and other comprehensive income statements. During the years ended December 31, 2009 and 2008, the Company did not recognize any amount in interest and penalties.

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the periods ended December 31, 2009 and 2008.

Recently issued accounting pronouncements

In December 2007, the FASB issued a pronouncement establishing principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets, the liabilities and any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or a gain from a bargain purchase. It also determines what information to disclose. The objective of the pronouncement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This pronouncement became effective in the first quarter of 2009. The Company adopted it beginning January 1, 2009 and had no effect on the Company’s consolidated financial statements..

In December 2007, the FASB issued a pronouncement providing guidance on how to report a non-controlling interest in consolidated financial statements. The objective of the pronouncement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This pronouncement became effective in the first quarter of 2009, and should be applied retrospectively for all periods presented. As a result of the adoption of the pronouncement from January 1, 2009, the Company reclassified minority interest of $9.8 million and $9.0 million to noncontrolling interest as a component of equity on the Company’s Consolidated Balance Sheet for the years ended December 31, 2009 and 2008, respectively. The noncontrolling interests is presented after net income in accordance with the new guidance.

In March 2008, the FASB issued a pronouncement requiring enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the pronouncement is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This pronouncement became effective in the first quarter of 2009, and its adoption from January 1, 2009 had no effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued a pronouncement amending the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued a pronouncement requiring that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deteriorations have occurred in an insured financial obligation. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and its adoption had no effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued a pronouncement amending previous guidance to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of the pronouncement has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of the pronouncement did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this Statement will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement amending previous topic guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

On June 5, 2009, Tianshi Holdings, Biological, Tianshi Investment and Tianshi Group entered an agreement, pursuant to which liabilities in the form of a loan receivable due to Tianshi Investment from the Company in the amount of RMB 27,000,000 (or US $3.9 million) were offset against a cash payment of RMB 27,000,000 (or US $3.9 million) from Biological to Tianshi Group.

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

On December 31, 2009, Tianshi Engineering paid $3,283,469 to Tianyuan Capital on behalf of the Company, representing the payment of a loan that Tianyuan Capital lent to the Company, plus interest on that loan for the six months ended December 31, 2009. In return, $3,283,469 of a loan that Tianshi Holdings made to Tianshi Engineering was offset against such payment.

The right to offset existed because:

1.	Tianshi Engineering had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding debt payable to Tianyuan Capital;
3.	The Company had the right to offset the two amounts;
4.	The Company, Tianyuan Capital and Tianshi Engineering agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

Note 4 – Inventories

Inventories consist of the following:

	December 31,	December 31,
	2009	2008

Raw materials	$1,937,306	$2,507,073
Packing materials	729,517	1,131,252
Miscellaneous supplies	848,720	402,630
Work in process	476,529	699,205
Finished goods	1,335,980	3,625,447
Total	$5,328,052	$8,365,607

The Company has written off obsolete inventories that amounted to $309,343 and $293,648 for the years ended December 31, 2009 and 2008, respectively.

Note 5 – Employee advances

Employee advances represents cash advances to various employees of the Company. In the PRC, a majority of business transactions are completed in cash. These cash advances represent monies advanced to certain employees to pay for various expenses and purchases related to the Company's daily operations. Employee advances amounted to $115,673 and $112,591 at December 31, 2009 and 2008, respectively.

Note 6 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses net of the allowance as disclosed in Note 2 are as follows:

	December 31,	December 31,
	2009	2008
Advance to suppliers	$655,443	$297,576
Short-term prepaid expenses	2,750	4,322
Total	$658,193	$301,898

Note 7 – Property, plant and equipment, net

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2009	2008
Buildings and improvements	$1,558,934	$1,558,524
Office equipment	348,284	383,678
Computer equipment and software	2,405,467	2,900,333
Machinery and equipment	14,211,726	12,835,301
Automobiles	4,470,909	4,145,367
Total	22,995,320	21,823,203
Less: accumulated depreciation	(12,870,837)	(11,548,560)
Property, plant and equipment, net	$10,124,483	$10,274,643

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $2,173,251 and $2,681,167, respectively.

See Note 10 regarding related party sale of property.

Note 8 - Intangible assets

Intangible assets consisted of the following:

	December 31,	December 31,
	2009	2008
Land use rights	$13,531,454	$13,498,149
Other intangible assets	344,274	343,426
Less accumulated amortization	(1,011,433)	(704,380)
Intangible assets, net	$12,864,295	$13,137,195

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

Amortization expense for the years ended December 31, 2009 and 2008 amounted to $381,742  and $323,276 respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2010	$304,927
2011	$298,416
2012	$298,416
2013	$287,322
2014	$286,689
2015 and thereafter	$11,388,525

Note 9 – Investment in and sale of Tiens Yihai

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

The loan accrues interest at a fixed rate of 6.12%, which was the interest rate stipulated by the People’s Bank of China for a loan of the same level on November 27, 2006. As of November 15, 2009, the Company had accrued $642,658 of interest receivable which was added to the loan.

In return for the loan, Tiens Yihai was also to receive a tax credit equal to the amount of the loan, plus interest. As of December 31, 2009, Local Government had paid the Company RMB 4,777,773 (or US $ 699,944) for the loan and interest.

As of December 31, 2008, Tiens Yihai had obtained the land use rights for approximately 50 acres. Due to the decrease in the size of the property for which Tiens Yihai has received land use rights and continued uncertainty relating to the Tiens Yihai project, the Company decided to suspend the development of the property as an industrial park. On September 18, 2008, the board of directors of Tianshi Holdings approved the disposal of Tiens Yihai.

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

In March 2007, the Company decided to suspend the proposed development by Tiens Yihai. After negotiating with Tianshi Pharmaceuticals which is the minority shareholder of Tiens Yihai, Tianshi Holdings, Tianshi Pharmaceuticals and Tianshi Group entered into a letter of intent on December 31, 2008. Pursuant to the letter of intent, Tianshi Holdings intended to sell its 96% share of Tiens Yiahi to Tianshi Pharmaceuticals, with Tianshi Group guaranteeing payment but the transaction was abandoned.

The assets and liabilities of Tiens Yihai have been classified as assets held for sale and liabilities directly associated with assets classified as held for sale respectively in 2008 annual report. The assets and liabilities of Tiens Yihai as of November 15, 2009 were as follows:

November 15, 2009
Cash	$24,027,957
Other receivables-third parties	10,742
Employee advances	1,612
Property, plant, and equipment,net	310,908
Construction In Progress	2,553,785
Intangible assets, net	2,559,242
Long-term prepaid Expense	5,388,998
Assets held for sale	$34,853,244

Accounts payable	3,326
Wages and benefits payable	76,923
Other payables	36,143
Other payables - related parties	188
Liabilities directly associted with assets classified as held for sale	$116,580

On November 15, 2009, Tianshi Holdings entered a Contract for the Transfer of Equity Interest to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment. Pursuant to the agreement, Tianshi Holdings agreed to sell its 96% equity interest in Tiens Yihai for $37.0 million. The first payment of $3,700,000 was settled during the first quarter of 2010, and the second and final payment of $33,300,000 is due on November 14, 2010. Tianshi Holdings recorded the gain of $2,474,931 from this transaction as paid in capital on the Company’s Consolidated Balance Sheet..

Note 10 – Related party sale of property

On December 25, 2008, Biological and Tianshi Group entered into a Real Property Transfer Agreement (the “Transfer Agreement”). Under the Transfer Agreement, Biological transferred to Tianshi Group four buildings consisting of three workshops and a canteen, totaling 9,974.31 square meters, located at No. 6 Yuanquan Road, Wuqing Development Area, Tianjin New-Tech Industry Park, China.

Pursuant to the Transfer Agreement, Tianshi Group will pay Biological RMB 32,800,000 (or US $4,797,328) to Biological in 2009. This transaction resulted in a loss of RMB 1,912,983 (or $274,762) for Biological. In 2009, Tianshi Group paid RMB 15,000,000 ( or $2,193,900).

On January 1, 2009, Biological and Life Resources entered two Lease Agreements with Tianshi Group, pursuant to which Biological and Life Resources had the right to use and occupy the workshop spaces being transferred under the Transfer Agreement. The leases are rent-free, but Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the year ended December 31, 2009,  Biological and Life Resources recorded $303,056 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Note 11 – Other related party transactions and balances

During the years 2009 and 2008, the Company mainly conducted related party transactions with Tianshi Group, Tianshi Engineering, Tianshi Investment and overseas related companies of Tianshi Group. Tianshi Group is owned 90% by Jinyuan Li and 10% by his daughter, Baolan Li. Tianshi Engineering is owned 51% by Tianshi Group and 49% by Baolan Li. Tianshi Investment is 100% owned by Jinyuan Li. Jinyuan Li owns or controls the overseas related companies of Tianshi Group.

The Company’s related party transactions are required to be reviewed and approved or ratified by Board of Directors. No director that is a related person in a related party transaction may participate in any discussion, approval or ratification of the related party transaction except to provide information concerning it. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and the Company during 2009 and 2008.

	2009	2008
Revenue-related parties	$60,032,968	$77,247,898

	December 31, 2009	December 31, 2008
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,419,178 and $1,108,789 as of December 31, 2009 and 2008, respectively	$15,379,312	$23,941,431
Other receivables – related parties	$44,561,626	$15,729,076
Advances from customers – related parties	$4,426,751	$3,239,650
Other payables – related parties	$3,326,110	$6,373,900
Current portion of long-term debt - related party	$-	$2,130,000
Long term debt – related party	$-	$2,137,742

Revenue -related parties

The details of revenue-related parties are as follows:

	2009	2008
Tianshi Engineering	$25,298,232	$33,711,474
Overseas Related Companies	34,734,736	43,536,424
Total	$60,032,968	$77,247,898

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

Accounts receivable, trade -related parties

The details of accounts receivable, trade-related parties are as follows:

	December 31, 2009	December 31, 2008
Tianshi Engineering	$5,035,320	$4,362,355
Overseas Related Companies	11,763,170	20,687,865
Allowance for Doubtful Accounts	(1,419,178)	(1,108,789)
Total	$15,379,312	$23,941,431

On December 31, 2009, there are accounts receivable due from some overseas related companies outstanding over one year. The Company made full provision for the year end balance of accounts receivable due from those overseas related companies.

Other receivables-related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables- related parties balances:

	December 31,	December 31,
	2009	2008
Tianshi Investment	$37,000,000	$-
Tianshi Engineering	5,688,926	11,636,208
Tianshi Group	1,613,168	4,018,078
Sego Property service(Tianjin) Co.,Ltd.	77,612	-
Tiens SmartFlow Logistics ( International) Group Ltd.	74,651	-
Tianjin Tianshi Life Science Co., Ltd.	55,878	-
Tianshi Yinshi Hotel	36,566	36,475
Tianshi Indonesia Logistic&Trade Co.,Ltd.	9,873	-
Sego Hotel management Co.,Ltd.	2,730	-
Tianshi Pharmaceuticals	1,588	5,922
Shengshi Real Estate Development	634	1,657
Tianjin Xingda Travel Co., Ltd	-	12,932
Shanghai Tianshi Jinquan Investment Co.	-	1,846
Beijin Xingda Travel Co., Ltd	-	1,195
Others	-	14,763
Total	$44,561,626	$15,729,076

On November 15, 2009, Tianshi Holdings entered a Contract for the Transfer of Equity Interests to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment Pursuant to the agreement, Tianshi Holdings agreed to sell its 96% equity interest in Tiens Yihai for $37.0 million. The first payment of $3,700,000 was settled during the first quarter of 2010, and the second and final payment of $33,300,000 is due on November 14, 2010.

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. On April 21, 2009, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009. For the year ended December 31, 2009 and 2008, the interest income from the other receivables - related parties amounted to $12,624 and $ 0, respectively.

The Company and Tianshi Group use common meters at the company’s headquarters for electricity and water, and also use the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered into a Real Property Transfer Agreement with Tianshi Group, pursuant to which Biological transferred four buildings at the price of $4,797,328  (See Note 10). As of December 31, 2008, the remaining balance due from Tianshi Group for the purchase of the four buildings amounted to $2,603,428.

In order to avoid exchange loss from the increasing value of the renminbi against the dollar over the past several years, beginning in 2007 the Company exchanged cash held in dollars into renminbi through Tianjin Xiongshi Construction and Decoration Co., Ltd. (“Xiongshi Construction”), a related party construction company, which is 100% owned by the Company’s current Chairman, Chief Executive Officer and President, Jinyuan Li. For the years ended December 31, 2009 and 2008, the amounts transferred to Xiongshi Construction and changed to RMB were $0 and $12,500,000, respectively.

Advances from customers-related parties

These advances represented prepayments made to the Company to insure that overseas related companies could obtain enough of the Company’s products to meet their market demands. As of December 31, 2009 and December 31, 2008, advances from related party customers amounted to $4.4 million and $3.2 million, respectively.

Other payables-related parties

The details of other payables-related parties are as follows:

	December 31, 2009	December 31, 2008
Fuhong Development Co.Ltd.	$3,000,000	$-
Tianshi Germany Co., Ltd.	107,326	105,553
Tianjin Tianshi Globlal International Trade Co., Ltd.	93,606	23,344
Tianyuan Capital Development Co. Ltd. ("Capital")	84,359	84,359
Tianshi Engineering	40,805	-
Tianshi Administrative Committee of Industrial Park	14	14
Tianshi Investment	-	6,080,385
Beijin Xingda Travel Co., Ltd.	-	80,245
Total	$3,326,110	$6,373,900

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

On November 10, 2009, Tianshi Holdings borrowed $3,000,000 from Fuhong Development Co.,Ltd., a British Virgin Islands Company which is 100% owned by Jinyuan Li, to fund its capital contribution to Life Resources. On the February 10, 2010, the loan was paid in full by cancelling the same amount Tianshi Investment owed to the Company.

Long term debt - related party

On September 10, 2004, Tianshi Holdings entered a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings' contribution due to Tiens Yihai. Jinyuan Li is a director of Tiens Yihai and a director of Tianyuan Capital. Jinyuan Li owns 100% of Tianyuan Capital.

The principal of the loan is being paid in consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006 and ending June 31, 2011. Interest of $186,543 and $266,273 was paid for the years ended December 31, 2009 and 2008, respectively, and the loan was paid in full by the Company on December 31, 2009.

The loan balance at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Note payable to Tianyuan Capital
Development Corp. Ltd., related party	$-	$4,267,742
Less current portion of long term debt	-	(2,130,000)
Total	$-	$2,137,742

Other transactions with Tianshi Engineering

On December 31, 2005, Biological entered four lease agreements with Tianshi Engineering which enabled Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment which Tianshi Engineering owns, or jointly owns with Biological for one year beginning January 1, 2006. These four lease agreements were renewed in December 2006 for the 2007 fiscal year and in October 2007 for the 2008 and 2009 fiscal year. On December 25, 2008, Biological entered into the 2008 Transfer Agreement with Tianshi Group, pursuant to which Biological transferred to Tianshi Group four buildings subject to the above described lease agreements. Accordingly, the two production workshop leases expired at the end of 2008. Rent revenue from these leases amounted to $219,605 and $326,956 for the years ended 2009 and 2008, respectively.

Other transactions with Tianshi Group

On June 30, 2002, the Company entered an office and facilities lease agreement with Tianshi Group. Under the terms of the five year agreement, the Company’s annual rent is equal to 1% of gross revenues. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2007 and was renewed, effective as of January 1, 2008, for the 2008 fiscal year and again, effective as of January 1, 2009, for the 2009 fiscal year. Rent expense totaled $458,382 and $545,192 for the years ended December 31, 2009 and 2008, respectively.

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

On November 15, 2009, Tianshi Holdings entered a Contract for the Transfer of Equity Interests to sell all of the registered share capital in Tiens Yihai it owned to Tianshi Investment. Pursuant to the agreement, Tianshi Holdings agreed to sell its 96% equity interest in Tiens Yihai for $37.0 million.. The first payment of $3,700,000 was settled during the first quarter of 2010, and the second and final payment of $33,300,000 is due on November 14, 2010.

Other transactions with Tianshi Pharmaceutical

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceutical. Under the terms of the lease agreement, the Company leased equipments at the lease fee of RMB25,383 per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement effective from January 1, 2010 and expired on December 31, 2010.

Note 12 – Commitments and contingencies

Capital commitments

Capital commitments not provided for in the consolidated financial statements include the followings:

	2009	2008
Purchases of machinery and equipment	$28,134,098	$89,524
Construction of premises	$33,627,022	$54,685,540
Total	$61,761,120	$54,775,064

Operating lease commitments and long-term debt obligations

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2009.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Lease Obligations	$44,527	$-	$-	$-	$44,527
Long-term Debt Obligations	$-	$-	$-	$-	$-
Total fixed contractual obligations	$44,527	$-	$-	$-	$44,527

The Company leases its office building and manufacturing facilities in Tianjin, China from Tianshi Group, a related party, through common ownership. On June 30, 2002, the Company entered into a written lease agreement with Tianshi Group to pay annual rent at 1% of its total gross revenues. This agreement expired on December 31, 2007. The Company entered into a new one-year lease agreement with Tianshi Group for the fiscal year of 2008 and renewed in January 2009 for the fiscal year of 2009 with the same terms. Because the rent is based upon a percentage of its gross total revenues, the Company is not able to include a fixed figure in the table relating to this obligation. The total amount paid in 2009 under this lease was $458,382.

On September 4, 2008, the Company entered into a one-year lease agreement (the “Lease Agreement”) with Tianjin Baofeng Construction & Engineering Co., Ltd., an unrelated party company. Under the Lease Agreement, Biological leased a warehouse of 6,745.28 square meters located in Wuqing New-tech Industrial Park, Tianjin, China at the lease fees of RMB 87,688.64 per month. The total amount paid in2009 and 2008 under this lease was $115,365 and $37,784, respectively.

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceutical. Under the terms of the lease agreement, the Company leased equipments at the lease fee of RMB25,383 per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement effective from January 1, 2010 and will expire on December 31, 2010.

Note 13 –Noncontrolling interest and distribution

Effective from January 1, 2009, the share of Tiens Yihai held by minority shareholder increased from 0.6% to 4%. On November 15, 2009, Tianshi Holdings entered a Contract for the Transfer of Equity Interests to sell all of the registered share capital in Tiens Yihai it owned to Tianshi Investment. The share of Tiens Yihai held by noncontrolling shareholder decreased from 4% to 0% effective from November 16, 2009.

Dividends declared by Biological are split pro rata between the shareholders according to their ownership interests. The payment of the dividends to the shareholders may occur at different times, resulting in distributions which do not appear to be reflective of the noncontrolling ownership percentages. The table below shows the outstanding dividends payable of Biological which are elimination upon consolidated, as well as the allocation of dividends between Tianshi Holdings and the noncontrolling shareholder.

	Tianshi	Noncontrolling
Date	Holding	Shareholder	Totals

Dividends outstanding, December 31, 2007 Balance	$8,429,632	$4,902,629	$13,332,261
Dividends declared	-	-	-
Dividends paid	(2,098,611)	(5,070,091)	(7,168,702)
Accumulated Other Comprehensive Income (loss)	542,974	167,462	710,436

Dividends outstanding, December 31, 2008 Balance	$6,873,995	$-	$6,873,995
Dividends declared	-	-	-
Dividends paid	(3,945,510)	-	(3,945,510)
Accumulated Other Comprehensive Income (loss)	13,452	-	13,452
Dividends outstanding, December 31, 2009 Balance	$2,941,937	$-	$2,941,937

As Biological declares dividends in RMB, and the RMB has appreciated against the dollar since 2005, dividends outstanding generated comprehensive income to Tianshi Holdings and the noncontrolling shareholder. Comprehensive income to Tianshi Holdings for the years ended December 31, 2009 and 2008 amounted to $13,452 and $542,974 respectively. Comprehensive income to noncontrolling shareholders for the years ended December 31, 2009 and 2008 amounted to $0 and $167,462, respectively.

Note 14 – Accumulated other comprehensive income (loss)

			Life	Tianshi
	Biological	Tiens Yihai	Resources	Holdings	Total
Balance as of January 1, 2007, as adjusted	$2,109,074	$1,727,692	$329,316	$1,878,222	$6,044,304
Increase during the year	2,358,133	2,007,211	1,650,382	3,900,014	9,915,740
Balance as of December 31, 2007	$4,467,207	$3,734,903	$1,979,698	$5,778,236	$15,960,044
Increase during the year	1,744,406	2,158,515	3,445,181	542,916	7,891,018
Balance as of December 31, 2008	$6,211,613	$5,893,418	$5,424,879	$6,321,152	$23,851,062
Increase during the year	89,014	(5,893,418)	202,022	13,443	(5,588,939)
Balance as of December 31, 2009	$6,300,627	$-	$5,626,901	$6,334,595	$18,262,123

Accumulated other comprehensive income recorded in Biological, Tiens Yihai and Life Resources are due to foreign currency translation adjustments. Accumulated other comprehensive income recorded in Tianshi Holdings is due to the effect of foreign exchange rates on dividend receivables from Biological.

Note 15 – Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders.   For the years ended December 31, 2009 and 2008, the amounts of the statutory reserve fund were $4,986,225 and $2,455,269, respectively.

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

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. For the years ended December 31, 2009 and 2008, the amounts of the Company’s common welfare fund were $5,974,977 and $4,709,499, respectively.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business.  No minimum contribution is required.  For the years ended December 31, 2009 and 2008, the board of directors determined, subject to shareholders’ approval, that no funds be transferred to this reserve. The amount of the enterprise fund reserve at December 31, 2009 was $2,256,015.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 16 – Additional product sales information

The Company has a single operating segment. Most of the Company's revenues were generated from related parties for the years ended December 31, 2009 and 2008. Summarized enterprise-wide financial information concerning the Company’s revenues based on geographic area and product groups is shown in the following tables:

Revenue by Geographic Area:

	2009	2008
China	$27,241,333	$33,711,474
Asia-Pacific	11,805,899	19,837,968
Europe-Asia	10,054,640	15,430,118
Africa	6,838,377	4,903,617
America	4,728,925	1,413,444
Europe	1,306,895	1,951,277
Total	$61,976,069	$77,247,898

Revenue by Product Group:

	2009	2008
Wellness products	$57,474,154	$70,772,304
Dietary supplement products	4,478,222	6,432,355
Personal care products	23,693	43,239
Total	$61,976,069	$77,247,898

Note 17 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's subsidiary, Tianshi Holdings, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiaries, Biological, Tiens Yihai and Life Resources, are Sino-Foreign Joint Ventures incorporated in the PRC. According to US GAAP, the following are the income tax credits granted by the Chinese government, which are significant components of income taxes associated with continuing operations required to be disclosed.

Prior to 2008, pursuant to the income tax laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Law"), Sino-foreign joint venture enterprises generally were subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements unless the enterprise is located in specially-designated regions or cities for which more favorable effective rates apply. As Biological, Tiens Yihai and Life Resources are 80%, 96%, 100%, owned by Tianshi Holdings, respectively, pursuant to US GAAP, there is no temporary difference between consolidated pretax income and taxable income.

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. According to the new EIT, high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. Biological currently qualifies as a high-tech company. However, as there is no detailed regulation regarding the implementation of the new EIT, for the year of 2008 and 2009, Biological was required by the local tax authority to prepay income tax at a tax rate of 25%. On December 17, 2009, the prepaid income tax $1,562,168 for the year of 2008 was fully refunded.

According to the new EIT, Life Resources could still be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. However, before the tax exemption qualification of Life Resources was approved by the tax authority, Life Resources was required by local tax authority to prepay income tax at a tax rate of 25%. On October 10, 2008 the approval was issued and the prepaid income tax $685,475 in Life Resources was refunded in 2009.

Provisions for income taxes were all current income tax expenses and for the years ended December, 2009 and 2008 were $930,703 and $2,345,474, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
Effect of reduced tax rate	(20.6)	-
Total provision for income taxes	4.4%	25.0%

The estimated tax savings due to the reduced tax rate for the years ended December 31, 2009 and 2008 amounted to $4,311,490 and $8,052,908, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the years ended December 31, 2009 and 2008 by $0.06 and $0.11, respectively

Note 18 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All employees are entitled to a retirement pension amount calculated based upon their salaries at their dates of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

The company is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $1,505.954 and $795,419 for the years ended December 31, 2009 and 2008, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $149,206 and $79,976 for the years ended December 31, 2009 and 2008, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. On January 1, 2002, the Company introduced a basic medical insurance plan for its employees. Pursuant to that medical insurance plan, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $761,901 and $407,992 for the years ended December 31, 2009 and 2008, respectively.