Form 10-Q
period 2010-03-31
TIENS BIOTECH GROUP USA INC
filed 2010-05-17
CIK 1168556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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
Yes ☐  No ☒

There were 71,333,586 shares of the registrant’s common stock outstanding on May 14, 2010.

TIENS BIOTECH GROUP (USA), INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,873,298	$1,848,328
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $1,621,619 and $1,419,178
as of March 31, 2010 and December 31, 2009, respectively	10,245,625	15,379,312
Inventories	5,024,331	5,328,052
Other receivables	902,216	995,657
Other receivables - related parties	39,458,619	44,561,626
Employee advances	101,755	115,673
Prepaid expenses	594,263	658,193
Prepaid taxes	171,715	407,534
Total current assets	66,371,822	69,294,375

PROPERTY, PLANT AND EQUIPMENT, net	9,811,115	10,124,483

OTHER ASSETS:
Construction in progress	133,225,733	125,572,621
Construction deposits	3,763,996	1,405,997
Intangible assets, net	12,789,812	12,864,295
Other assets	13,400,435	11,847,937
Total other assets	163,179,976	151,690,850

Total assets	$239,362,913	$231,109,708

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,211,661	$5,012,157
Advances from customers - related parties	8,461,804	4,426,751
Wages and benefits payable	1,068,256	1,484,852
Income taxes payable	314,266	-
Contractor deposits	183,420	183,395
Contractor payables	18,834,263	18,513,216
Other payables	1,168,820	1,151,551
Other payables - related parties	4,405,557	3,326,110
Total current liabilities	38,648,047	34,098,032

NON-CURRENT LIABILITIES
Deferred income	11,238,037	11,236,501
Total non current liabilities	11,238,037	11,236,501

Total liabilities	49,886,084	45,334,533

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	18,118,007	18,042,189
Statutory reserves	13,217,217	13,217,217
Retained earnings	129,631,801	126,370,263
Accumulated other comprehensive income	18,277,093	18,262,123
Total shareholders' equity of the Company	179,315,452	175,963,126
Noncontrolling interest	10,161,377	9,812,049
Total equity	189,476,829	185,775,175
Total liabilities and equity	$239,362,913	$231,109,708

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE  MONTHS ENDED MARCH 31, 2010 and 2009 (UNAUDITED)

	Three months ended March 31,
	2010	2009
REVENUE - RELATED PARTIES	$11,403,363	$18,237,545

COST OF SALES - RELATED PARTIES	3,440,881	5,735,059

GROSS PROFIT	7,962,482	12,502,486

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,497,547	3,130,936

INCOME FROM OPERATIONS	4,464,935	9,371,550

Interest expense	-	(52,616)
Interest income	1,872	85,768
Other expense	(253,710)	(45,288)
OTHER (EXPENSE) INCOME, NET	(251,838)	(12,136)

INCOME BEFORE INCOME TAXES	4,213,097	9,359,414

INCOME TAXES	609,502	359,615

NET INCOME	3,603,595	8,999,799

LESS: Net income attributable to the noncontrolling interest	(342,057)	(406,974)

NET INCOME ATTRIBUTABLE TO THE COMPANY	3,261,538	8,592,825

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	14,970	200,003

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	3,276,508	8,792,828

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	343,398	419,595

COMPREHENSIVE INCOME	$3,619,906	$9,212,423

EARNINGS PER SHARE, BASIC AND DILUTED	$0.05	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,603,595	$8,999,799
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Provision for doubtful accounts	202,247	(184,568)
Depreciation	417,469	544,811
Amortization	83,557	97,143
Interest expense	-	1,372
Gain on sale of assets	(15,082)	(11,652)
Rental expense borne by a related party	81,749	81,626
(Increase) decrease in assets:
Accounts receivable, trade - related parties	4,933,543	(1,493,130)
Other receivables	93,577	(17,415)
Other receivables - related parties	(1,200,159)	(2,567,169)
Inventories	304,560	1,398,175
Employee advances	13,935	(76,407)
Prepaid expense	64,017	(589,907)
Increase (decrease) in liabilities:
Accounts payable	(819,926)	(567,056)
Advances from customers - related parties	4,034,448	1,364,661
Wages and benefits payable	(416,798)	(393,303)
Other taxes payable	550,140	(270,424)
Other payables	19,487	(565,726)
Other payables - related parties	1,079,414	106,916
Net cash provided by operating activities	13,029,773	5,857,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Life Resources	3,000,000	-
Proceeds from disposal of a subsidiary	700,000	-
Construction deposits	(562,642)	(1,163,628)
Contractor deposits	-	48,930
Addition to construction in progress	(9,112,590)	(4,483,010)
Equipment deposits	(1,558,192)	-
Proceeds from sales of properties	2,621,021	17,031
Purchase of equipment and automobiles	(88,505)	(1,035,910)
Net cash used in investing activities	(5,000,908)	(6,616,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,895)	55,752

NET INCREASE (DECREASE) IN CASH	8,024,970	(703,089)

CASH, beginning of period	1,848,328	44,854,511

CASH, end of period	$9,873,298	$44,151,422

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$266,273
Income taxes	$213,625	$3,877,420

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

Nature of operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products. In the People’s Republic of China (“PRC”), the Company sells its products to Tianjin Tianshi Biological Engineering Co. Ltd. (“Tianshi Engineering”), a Chinese company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Tianshi Engineering is 100% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”).  Tianshi Group is 90% owned by Jinyuan Li, the Company’s Chairman, President and CEO, and 10% owned by Baolan Li, Jinyuan Li’s daughter. Outside the PRC, the Company sells its products to overseas affiliated companies located in 54 countries who in turn re-package them and sell to independent direct sales distributors.

Note 2 – Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 2, 2010.

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

Translation adjustments amounted to $14,970 and $200,003 for the three months ended March 31, 2010 and 2009, respectively. Asset and liability accounts at March 31, 2010 were translated at RMB6.84 to $1.00 USD compared to RMB6.85 at March 31, 2009. Equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2010 and 2009 were 6.84 RMB and 6.85 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•    Level one — Quoted market prices in active markets for identical  assets or liabilities;

•    Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•    Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, and other receivables. The carrying amounts of the Company's financial instruments generally approximate their fair values at March 31, 2010 and December 31, 2009.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties’ ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the provision for doubtful debts is adequate, paying particular attention to the age of receivables outstanding. At March 31, 2010 and December 31, 2009, there were no receivables due from Tianshi Engineering outstanding more than 90 days. At March 31, 2010 and December 31, 2009, receivables due from overseas related companies outstanding more than 180 days totaled $6,139,508 and $5,089,510, respectively. The Company did not charge-off any receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

Provision for Doubtful Accounts
Three month period ended March 31, 2010
Balance at Beginning of Period	$1,419,178
Increase of provision for Doubtful Accounts	202,441
Balance at End of Period	$1,621,619

Three month period ended March 31, 2009
Balance at Beginning of Period	$1,108,789
Decrease of provision for Doubtful Accounts	(183,224)
Balance at End of Period	$925,565

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be made. The amount included in prepaid expenses is net of any provisions. Provisions for prepaid expenses are as follows:

Provision for Doubtful Accounts
Three month period ended March 31, 2010
Balance at Beginning of Period	$1,018,474
Increase of provision for Doubtful Accounts	139
Balance at End of Period	$1,018,613

Three month period ended March 31, 2009
Balance at Beginning of Period	$952,071
Increase of provision for Doubtful Accounts	1,175
Balance at End of Period	$953,246

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

Intangible assets

Intangible assets mainly consist of land use rights. All land located in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants "land use rights" for a specified period of time. The Company amortizes its land use rights according to the actual useful life of 50 years. Other intangible assets include patents and trademarks and are amortized over their estimated useful lives ranging from five to ten years.

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB 35,803,461 (or US $5,237,330). On August 28, 2008, Life Resources paid RMB 41,022,061 (or US $6,000,707) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB 41,022,061 (or US $6,000,707) from a government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Noncontrolling interest

Noncontrolling interest represents the outside shareholder’s 20% ownership of Biological and 4% ownership of Tiens Yihai Co. Ltd. (“Tiens Yihai”) . Effective as of November 15, 2009, the Company transferred its interest in Tiens Yihai to Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”), a  company 100% owned by Jinyuan Li.

Revenue recognition

The Company sells both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from semi-finished products is recognized at delivery point. Revenue from finished products is recognized only when the related party Chinese distributors recognized sales of the Company's products to unaffiliated third parties. Revenues in both cases are net of value added taxes.

For overseas sales, the Company sells mostly finished products. The Company recognizes revenue from international sales (non-Chinese) to affiliated parties, net of taxes, as goods are shipped and clear review by the customs department of the Chinese government.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2010 related to previous revenues, no allowance for estimated returns has been recorded as of March 31, 2010 and December 31, 2009.

Advertising costs

The Company sells its products to related parties, and these related parties are primarily responsible for marketing. The Company did not incur any advertising costs for the three months ended March 31, 2010 and 2009.

Shipping and handling

Shipping and handling costs totaled $209,005 and $140,702 for the three months ended March 31, 2010 and 2009, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers are included in revenue and the related shipping and handling costs are included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred. The Company expensed research and development costs of $298,133 and $379,460 for the three months ended March 31, 2010 and 2009, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

Income taxes

The Company accounts for income taxes under the liability method. Deferred income taxes are recognized for the estimated tax consequences in future years, as differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

The Company has not been subjected to income tax examinations by taxing authorities for the three months ended March 31, 2010 and the year ended December 31, 2009. The Company is subject to tax examination in the PRC for all years, as tax returns remain open to examination until notified by the taxing authorities, and the Company has not received any notifications to date. The company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company did not recognize any amount in interest and penalties.

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2010 and 2009.

Recently issued accounting pronouncements

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have an effect on the Company’s consolidated financial statements. Adoption of the remaining guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

On February 10, 2010, Tianshi Holdings, Fuhong Development Co., Ltd. (“Fuhong Development”), and Tianshi Investment entered into an agreement, pursuant to which liabilities in the form of a loan receivable due to Fuhong Development from the Company in the amount of $3,000,000 were offset against assets in the form of a loan receivable due to the Company from Tianshi Investment.  Each of Fuhong Development and Tianshi Investment is 100% owned by Jinyuan Li.

The right to offset existed because:

1.	Tianshi Investment had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding debt payable to Fuhong Development;
3.	The Company had the right to offset the two amounts;
4.	The Company, Fuhong Development and Tianshi Investment agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

Note 4 – Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Raw materials	$1,411,012	$1,937,306
Packaging material	679,890	729,517
Miscellaneous supplies	1,011,723	848,720
Work in process	273,441	476,529
Finished goods	1,648,265	1,335,980
Total	$5,024,331	$5,328,052

The Company has not written off any obsolete goods for the three months ended March 31, 2010 and 2009.

Note 5 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses, net of the allowance as disclosed in Note 2, at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Advance to suppliers	$592,263	$655,443
Short-term prepaid expenses	2,000	2,750
Total	$594,263	$658,193

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Buildings and improvements	$1,559,147	$1,558,934
Office equipment	355,408	348,284
Computer equipment and software	2,408,127	2,405,467
Machinery and equipment	14,309,135	14,211,726
Automobiles	4,449,974	4,470,909
Total	23,081,791	22,995,320
Less: accumulated depreciation	(13,270,676)	(12,870,837)
Property, plant and equipment, net	$9,811,115	$10,124,483

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $417,469 and $544,811, respectively.

Note 7 - Intangible assets

Intangible assets consist of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Land use rights	$13,533,305	$13,531,454
Other intangible assets	344,321	344,274
Less accumulated amortization	(1,087,814)	(1,011,433)
Intangible assets, net	$12,789,812	$12,864,295

Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $76,243 and $97,143, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2010	$304,927
2011	$298,416
2012	$298,416
2013	$287,322
2014	$286,689
2015 and thereafter	$11,388,525

Note 8 – Related party transactions and balances

The Company mainly conducts related party transactions with Tianshi Group, Tianshi Engineering, Tianshi Investment, Fuhong Development, Tianjin Tianshi Pharmaceuticals Co., Ltd. (“Tianshi Pharmaceuticals”) and overseas related companies of Tianshi Group. Tianshi Group is owned 90% by Jinyuan Li and 10% by his daughter, Baolan Li. Tianshi Engineering is owned 51% by Tianshi Group and 49% by Baolan Li. Tianshi Pharmaceuticals is wholly owned by Tianshi Group. Tianshi Investment and Fuhong Development are each 100% owned by Jinyuan Li. Jinyuan Li owns or controls the overseas related companies of Tianshi Group.

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

	Three months ended March 31,
	2010	2009
Revenue-related parties	$11,403,363	$18,237,545

	March 31, 2010	December 31, 2009
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,621,619 and $1,419,178 as of March 31, 2010 and December 31, 2009, respectively	$10,245,625	$15,379,312
Other receivables – related parties	$39,458,619	$44,561,626
Advances from customers – related parties	$8,461,804	$4,426,751
Other payables – related parties	$4,405,557	$3,326,110

Revenue - related parties

The details of revenue-related parties are as follows:

	Three months ended March 31,
	2010	2009
Tianshi Engineering	$6,783,273	$2,742,620
Overseas Related Companies	4,620,090	15,494,925
Total	$11,403,363	$18,237,545

The Company markets its products through various domestic and international business entities that are related to the Company through common ownership.

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	March 31, 2010	December 31, 2009
Tianshi Engineering	$-	$5,035,320
Overseas Related Companies	11,867,244	11,763,170
Allowance for Doubtful Accounts	(1,621,619)	(1,419,178)
Total	$10,245,625	$15,379,312

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

	March 31,	December 31,
	2010	2009
Tianshi Investment	$33,300,000	$37,000,000
Tianshi Engineering	5,841,491	5,688,926
Tianshi Group	-	1,613,168
Sego Property Service (Tianjin) Co., Ltd.	114,085	77,612
Tiens SmartFlow Logistics (International) Group Ltd.	57,104	74,651
Tianjin Tianshi Life Science Co., Ltd.	94,429	55,878
Tianshi Yinshi Hotel	36,570	36,566
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,872	9,873
Sego Hotel Management Co., Ltd.	2,731	2,730
Others	2,337	2,222
Total	$39,458,619	$44,561,626

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. On April 21, 2009, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009. During the first quarter of 2010, the company did not convert any accounts receivables-related parties to other receivables-related parties.

The Company and Tianshi Group use common meters at the Company’s headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,797,984). As of March 31, 2010, the amount was paid in full by Tianshi Group.

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered into a Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37.0 million. As of March 31, 2010, $3,700,000 of the purchase price was paid.

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that related party customers could obtain enough of the Company’s products to meet their market demands. As of March 31, 2010 and December 31, 2009, advances from related party customers amounted to $8.5 million and $4.4 million, respectively.

Other payables - related parties

The details of other payable-related parties are as follows:

	March 31, 2010	December 31, 2009
Fuhong Development Co. Ltd.	$3,000,000	$3,000,000
Tianshi Group	1,035,972	-
Tianshi Germany Co., Ltd.	101,396	107,326
Tianjin Tianshi Global International Trade Co., Ltd.	93,619	93,606
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Engineering	90,197	40,805
Tianshi Administrative Committee of Industrial Park	14	14
Total	$4,405,557	$3,326,110

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

On January 21, 2008, Life Resources and Tianshi Investment entered into a loan agreement, pursuant to which Tianshi Investment agreed to provide a loan to Life Resources of $6.5 million without interest. The loan was originally due on June 30, 2008, but subsequently extended, most recently to June 30, 2009 on December 31, 2008. On June 30, 2009, the loan was paid in full by the Company.

On November 10, 2009, Tianshi Holdings borrowed $3,000,000 from Fuhong Development to fund its capital contribution to Life Resources. On February 10, 2010, the loan was paid in full by cancelling the same amount Tianshi Investment owed to the Company. On March 3, 2010, Tianshi Holdings borrowed another $3,000,000 from Fuhong Development to fund its capital contribution to Life Resources.

Other Transactions with Tianshi Engineering

On October 31, 2007, Biological entered into four lease agreements with Tianshi Engineering that enable Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological.  Each of the four agreements was effective as of January 1, 2008 and expired on December 31, 2009. On December 31, 2007, Biological entered into two supplemental agreements, which added fourteen pieces of personal care products production equipment to, and removed two health products production workshops from, two of the lease agreements Biological entered into on October 31, 2007.

On December 25, 2008, Biological entered the 2008 Transfer Agreement with Tianshi Group (as further described under note 7), pursuant to which Biological transferred to Tianshi Group four buildings which were covered by the above mentioned lease agreements. Accordingly, the two lease agreements which covered production workshops expired at the end of 2008.

On November 20, 2009, the lease agreement for health products production equipment and the lease agreement for personal care product production equipment were renewed by Biological and Tianshi Engineering for 2010.

Rent revenue accrued from these leases amounted to $51,854 and $54,856 for the three months ended March 31, 2010 and 2009, respectively.

Other Transactions with Tianshi Group

On January 1, 2009, Biological entered an office and facilities lease agreement with Tianshi Group. Under the terms of the agreement, Biological’s annual rent is equal to 1% of its gross revenues. In addition, Biological is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2009, and was renewed by Biological and Tianshi Group, effective as of January 1, 2010, for 2010. On January 1, 2010, Life Resources entered an office and facilities lease agreement with Tianshi Group on the same terms as Biological’s lease agreement with Tianshi Group. Rent expense totaled $159,226 and $160,988 for the three months ended March 31, 2010 and 2009, respectively.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the 2008 Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the three months ended March 31, 2010 and 2009,  Biological and Life Resources recorded $81,749 and $81,638 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianyuan Capital

On September 10, 2004, Tianshi Holdings entered a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings' contribution due to Tiens Yihai. Jinyuan Li owns 100% of Tianyuan Capital.

The principal of the loan is being paid in consecutive semi-annual installments of $1,065,000 on the last day of June and December, commencing June 2006. Interest of $186,543 was paid for the year ended December 31, 2009, and the loan was pre-paid in full on December 31, 2009.

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceuticals. Under the terms of the lease agreement, the Company leased equipment for the fee of RMB 25,383 (or US $3,713) per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related  on the equipments. This agreement is effective from January 1, 2010 and expires on December 31, 2010. The company had paid $11,139 of the rent expense for the first quarter of 2010.

Note 9 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on product groups is shown in the following table:

Revenue by Product Group:

	Three months ended March 31,
	2010	2009
Wellness products	$10,165,740	$17,163,712
Dietary supplement products	1,237,623	1,073,833
Total	$11,403,363	$18,237,545

Note 10 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's subsidiary, Tianshi Holdings, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company's subsidiaries, Biological and Life Resources, were incorporated in the PRC. According to US GAAP, the following are the income tax credits granted by the Chinese government, which are significant components of income taxes associated with continuing operations required to be disclosed.

Beginning January 1, 2008, Enterprise Income Tax (“EIT”) laws became effective. According to the EIT, the standard tax rate is 25% and high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. In the fiscal year 2008 and 2009, Biological was qualified as a high-tech company . However, Biological was required by the local tax authority to prepay income tax at a tax rate of 25% every year, although the prepaid income tax could be refunded in the next year. On December 17, 2009, the prepaid income tax $1,562,168 for 2008 was fully refunded.

According to the EIT, Life Resources could be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. However, before the tax exemption qualification of Life Resources was approved by the tax authority, Life Resources was required by local tax authority to prepay income tax at a tax rate of 25%. On October 10, 2008, the approval was issued and the prepaid income tax $685,475 in Life Resources was refunded in 2009.

Provisions for income taxes were all current income tax expenses and for the three months ended March 31, 2010 and 2009 were $609,502 and $359,615, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	Three months ended March 31,
	2010		2009
	Biological	Life Resources	Biological	Life Resources
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Effect of reduced tax rate	(10.0)	(12.5)	(10.0)	(25.0)
Total provision for income taxes	15.0%	12.5%	15.0%	0.0%

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2010 and 2009 amounted to $508,897 and $1,324,958, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the three months ended March 31, 2010 and 2009 by $0.01and $0.02, respectively.

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

The Company is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 8% of their salary to the plan. Total pension expense incurred by the Company amounted to $261,632 and $220,913 for the three months ended March 31, 2010 and 2009, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $25,308 and $22,421 for the three months ended March 31, 2010 and 2009, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. Pursuant to the Company’s medical insurance plan for its employees, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $131,667 and $113,430 for the three months ended March 31, 2010 and 2009, respectively.

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

OVERVIEW

Tiens researches, develops, manufactures, and markets nutrition supplement products, including wellness products and dietary supplement products. Our operations are conducted from our headquarters in Tianjin, People’s Republic of China (“China” or the “PRC”) through our 80% owned subsidiary, Tianjin Tianshi Biological Development Co. Ltd. (“Biological”) and our wholly-owned subsidiary, Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”). We sell our products to affiliated companies in China and internationally.Tiens is a Delaware corporation. We own 100% of Tianshi International Holdings Group Ltd., a British Virgin Islands company (“Tianshi Holdings”). Tianshi Holdings owns 80% of Biological and 100% of Life Resources.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)	Change
REVENUE - RELATED PARTIES	$11,403,363	$18,237,545	-37.5%

COST OF SALES	3,440,881	5,735,059	-40.0%

GROSS PROFIT	7,962,482	12,502,486	-36.3%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,497,547	3,130,936	11.7%

INCOME FROM OPERATIONS	4,464,935	9,371,550	-52.4%

(Interest expense)	-	(52,616)	-100.0%
Interest income	1,872	85,768	-97.8%
Other (expense) income	(253,710)	(45,288)	460.2%
OTHER (EXPENSE) INCOME, NET	(251,838)	(12,136)	1975.1%

INCOME BEFORE PROVISION FOR INCOME TAXES	4,213,097	9,359,414	-55.0%

PROVISION FOR INCOME TAXES	609,502	359,615	69.5%

NET INCOME	3,603,595	8,999,799	-60.0%

LESS: Net income attributable to the noncontrolling interest	342,057	406,974	-16.0%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$3,261,538	$8,592,825	-62.0%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.05	$0.12

Revenue. For the first quarter of 2010, revenue was $11.4 million, a decrease of 37.5% compared to $18.2 million for the same period in 2009.

Revenue in China was $6.8 million for the first quarter of 2010, an increase of 147.3% compared to $2.7 million for the same period in 2009. Revenue in China for the first quarter of 2009 was lower than any other quarter in 2009. We believe that Tianshi Engineering’s announcement of plans to increase the price of its products during the third quarter of 2008 caused consumers to stock up on certain products in late 2008, thereby decreasing customer demand in the first quarter of 2009. Our 2010 first quarter sales in China was, however, comparable to the 2009 average quarterly sales in China of $6.8 million.

For the first quarter of 2010, international revenue was $4.6 million, a decrease of 70.2% compared to $15.5 million for the same period in 2009. Management believes that uneven bulk ordering magnified the decrease significantly since 2009 international quarterly average revenue was only $8.7 million, as some international distributors purchase products only once or twice during each year. The decrease in international revenue is also due to our declined sales to Indonesia and Vietnam. In the first two quarters of 2009 customers in Indonesia and Vietnam stocked up on our products significantly, which depressed subsequent sales in the later half of 2009 and continued through the first quarter of 2010. Another factor that contributed to the sales decline in these regions is the recent adjustment by our international distributors of the direct selling rules for customers in these regions, which is expected to boost sales performance over the long-run but negatively affect sales in the short-run. Additionally, during 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) carried out a national campaign against unsafe food and substandard products, which brought on a general slow-down and backlog of export clearances for Chinese food products. Upon the lifting of the regulations, overseas affiliated companies began to purchase more products, thereby increasing sales in the first quarter of 2009.

Cost of Sales. Cost of sales for the first quarter of 2010 decreased to $3.4 million, a decrease of 40.0% compared to $5.7 million for the same period in 2009. This decrease was mainly due to the decrease in sales for the period. However, the decrease in cost of sales was at a higher rate than the decrease in revenues. This is mainly attributable to the increased sales percentage of certain products, such as Cordyceps Capsules, which have a higher profit margin.

Gross Profit. Gross profit for the first quarter of 2010 was $8.0 million, a decrease of 36.3% compared to $12.5 million for the same period in 2009. This decrease reflects the decrease in sales. The gross profit margin for the first quarter of 2010 was 69.8%, compared to 68.6% for the same period in 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.5 million for the first quarter of 2010, an increase of 11.7% compared to $3.1 million for the same period in 2009. The increase was primarily due to increases in bad debts. The selling and administrative expenses as a percentage of sales was 30.7% for the first quarter of 2010, compared to 17.2% for the same period in 2009. This is primarily due to fixed costs which do not change as a result of the decrease in sales.

Other income (expense), net. Other expense was $0.3 million for the first quarter of 2010, compared to $0.01 million of expense for the same period in 2009. The difference was mainly due to increase in loss based on currency translation differences between the two periods.

Provision for income taxes. Provision for income taxes was $0.6 million for the first quarter of 2010 compared to $0.4 million for the same period in 2009. The main reason was that Life Resources began applying the reduced income tax rate of 12.5% from January 1, 2010, while it was exempt from income tax in the first quarter of 2009.

Net income. As a result of the foregoing factors, net income for the first quarter of 2010 was $3.6 million, a decrease of 60.0% compared to $9.0 million for the same period in 2009.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $13.0 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $5.9 million for the same period of 2009. This increase was primarily due to the collection of accounts receivable from Tianshi Engineering.

As of March 31, 2010, we had positive working capital of $27.7 million. Cash was $9.9 million as of March 31, 2010, compared to $1.8 million as of December 31, 2009.

Net cash used in investing activities decreased by $1.6 million for the three months ended March 31, 2010 compared to the same period of 2009. During the first three months of 2010, we paid $9.1 million to contractors for construction in progress, compared to $4.5 million for the same period in 2009. In addition, we used $1.6 million in connection with purchasing large machinery and equipment for the first quarter of 2010.

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

We believe that the cash flow would be sufficient for the next nine to twelve months. Thereafter, financing may be needed to fund research and development efforts and operations, but management is unable at this time to determine what level of financing would be needed or desirable then.

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

Revenue recognition.

We sell both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from the sale of semi-finished products is recognized at FOB delivery point, when the semi-finished products are sold to Tianshi Engineering. Revenue from the sale of finished products is recognized only when the related party Chinese distributor recognizes sales of our products to unaffiliated third parties. Revenues in both cases are net of value added taxes.

For overseas sales, we sell mostly finished products. We recognize revenue from international sales (outside of China) to affiliated parties, net of value added taxes, as goods are shipped and clear review by the customs department of the Chinese government.

We are generally not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As we did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2010 related to previous revenues, no allowance for estimated returns has been recorded as of March 31, 2010.

Bad debts.

Our trade accounts receivables are mainly due from related companies. We have made full provision for accounts receivable-related parties aging over one year and a general allowance for doubtful debts of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end, paying particular attention to the age of receivables outstanding.

Inventories.

Inventories are stated at the lower of cost or market, using the moving average basis. We review our inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Recent Accounting Pronouncements

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have an effect on our consolidated financial statements. Adoption of the remaining guidance is not expected to have a material impact on our consolidated financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market most our products through various domestic and international business entities that are related to us through common ownership. As a result, most of our consolidated sales are to related parties.

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

Internationally, we sell our products directly to overseas affiliates located in 54 countries, who in turn re-package the products to meet the needs of the local markets and sell to independent distributors or end users of our products. Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities are regulated through internal policies.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and our company.

	March 31, 2010	December 31, 2009
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,621,619 and $1,419,178 as of March 31, 2010 and December 31, 2009, respectively	$10,245,625	$15,379,312
Other receivables – related parties	$39,458,619	$44,561,626
Advances from customers – related parties	$8,461,804	$4,426,751
Other payables – related parties	$4,405,557	$3,326,110

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended March 31,
	2010	2009
Tianshi Engineering	$6,783,273	$2,742,620
Overseas Related Companies	4,620,090	15,494,925
Total	$11,403,363	$18,237,545

Accounts Receivable, Trade - Related Parties

The details of accounts receivable, trade – related parties are as follows:

	March 31, 2010	December 31, 2009
Tianshi Engineering	$-	$5,035,320
Overseas Related Companies	11,867,244	11,763,170
Allowance for Doubtful Accounts	(1,621,619)	(1,419,178)
Total	$10,245,625	$15,379,312

Other Receivables - Related Parties

Other receivables - related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	March 31,	December 31,
	2010	2009
Tianshi Investment	$33,300,000	$37,000,000
Tianshi Engineering	5,841,491	5,688,926
Tianshi Group	-	1,613,168
Sego Property Service (Tianjin) Co., Ltd.	114,085	77,612
Tiens SmartFlow Logistics (International) Group Ltd.	57,104	74,651
Tianjin Tianshi Life Science Co., Ltd.	94,429	55,878
Tianshi Yinshi Hotel	36,570	36,566
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,872	9,873
Sego Hotel Management Co., Ltd.	2,731	2,730
Others	2,337	2,222
Total	$39,458,619	$44,561,626

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

On April 21, 2009, our company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009. During the first quarter of 2010, we did not convert any accounts receivables-related parties to other receivables-related parties.

Our company and Tianshi Group use common meters at our headquarters for electricity and water, and also used the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables - related parties.

On December 25, 2008, Biological entered a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or US $4,797,984). As of March 31, 2010, the amount was paid in full by Tianshi Group.

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered into a Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37.0 million. Tiens Yihai holds land use rights for 50 acres of land located in Shanghai, China. Tiens Yihai was originally established to build a new research and development facility, but our company suspended the proposed development in March 2007. Tianshi Holdings held 96% of the equity interest in Tiens Yihai.  Tianjin Tianshi Pharmaceuticals Co., Ltd. owned the remaining 4% of Tiens Yihai’s share capital. The first payment of $3,700,000 was settled during the first quarter of 2010 and another payment of $3,000,000 was settled on April 9, 2010. The remaining $30,300,000 is payable by November 14, 2010.

Advances from Customers - Related Parties

Advances from related party customers were $8.5 million and $4.4 million as of March 31, 2010 and December 31, 2009, respectively. These advances represented prepayments made to us to insure that customers could obtain enough of our products to meet their market demands.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	March 31, 2010	December 31, 2009
Fuhong Development Co. Ltd.	$3,000,000	$3,000,000
Tianshi Group	1,035,972	-
Tianshi Germany Co., Ltd.	101,396	107,326
Tianjin Tianshi Global International Trade Co., Ltd.	93,619	93,606
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Engineering	90,197	40,805
Tianshi Administrative Committee of Industrial Park	14	14
Total	$4,405,557	$3,326,110

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

On November 10, 2009, Tianshi Holdings borrowed $3,000,000 from Fuhong Development to fund its capital contribution to Life Resources. On February 10, 2010, the loan was paid in full by cancelling the same amount Tianshi Investment owed to the Company. On March 3, 2010, Tianshi Holdings borrowed another $3,000,000 from Fuhong Development to fund its capital contribution to Life Resources.

Other Transactions with Tianshi Engineering

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

On December 25, 2008, Biological entered the 2008 Transfer Agreement with Tianshi Group (as further described under the caption “—Other Receivables – Related Party” above), pursuant to which Biological transferred to Tianshi Group four buildings which were covered by the above mentioned lease agreements. Accordingly, the two lease agreements which covered production workshops expired at the end of fiscal 2008.

On November 20, 2009, the lease agreement for health products production equipment and the lease agreement for personal care product production equipment were renewed by Biological and Tianshi Engineering for 2010. Following is a summary of the monthly rent payable to Biological under the two leases Biological entered into on November 20, 2009:

Lease Agreement	Monthly rent

Lease Agreement for Health Products Production Equipment	$11,255
Lease Agreement for Personal Care Product Production Equipment	$6,029

Rent revenue accrued from these leases amounted to $51,854 and $54,856 for the three months ended March 31, 2010 and 2009, respectively.

Other Transactions with Tianshi Group

On January 1, 2009, Biological entered an office and facilities lease agreement with Tianshi Group. Under the terms of the agreement, Biological’s annual rent is equal to 1% of its gross revenues. In addition, Biological is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2009, and was renewed by Biological and Tianshi Group, effective as of January 1, 2010, for 2010. On January 1, 2010, Life Resources entered an office and facilities lease agreement with Tianshi Group on the same terms as Biological’s lease agreement with Tianshi Group. Rent expense totaled $159,226 and $160,988 for the three months ended March 31, 2010 and 2009, respectively.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the 2008 Transfer Agreement (as further described under the caption “—Other Receivables – Related Party” above). The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the three months ended March 31, 2010 and 2009,  Biological and Life Resources recorded $81,749 and $81,638 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianyuan Capital

On September 10, 2004, Tianshi Holdings entered a term loan agreement with Tianyuan Capital Development Co. Ltd. (“Tianyuan Capital”), pursuant to which Tianyuan Capital agreed to lend $10.65 million in the aggregate to Tianshi Holdings, at an interest rate of 5% per year, with interest payable on June 30 and December 31, commencing December 31, 2004. Pursuant to this agreement, Tianshi Holdings must repay the loan in ten consecutive semi-annual installments of $1,065,000 commencing June 30, 2006 and ending June 30, 2011. Tianshi Holdings used the loan proceeds to fund its capital contribution to Tiens Yihai. Mr. Jinyuan Li owns 100% of Tianyuan Capital. The loan was pre-paid in full by us on December 31, 2009.

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, we entered into a one-year lease agreement with Tianshi Pharmaceuticals. Under the terms of the lease agreement, we leased equipment for the fee of RMB 25,383 (or US $3,713) per month. In addition, we are obligated to pay insurance, maintenance and other expenses related  on the equipments. This agreement is effective from January 1, 2010 and expired on December 31, 2010. We paid $11,139 of the rent expense for the first quarter of 2010.

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

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2010

/s/ Manbo He

Manbo He
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1	Agreement, dated January 1, 2010 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.

10.2	Agreement, dated January 1, 2010 by and between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Group Co. Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002