Form 10-Q
period 2010-06-30
TIENS BIOTECH GROUP USA INC
filed 2010-08-19
CIK 1168556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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
Yes ☐    No ☒

There were 71,333,586 shares of the registrant’s common stock outstanding on August 13, 2010.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,660,772	$1,848,328
Accounts receivable, trade - related parties, net of
allowance for doubtful accounts of $1,307,687 and $1,419,178
as of June 30, 2010 and December 31, 2009, respectively	8,809,737	15,379,312
Inventories	5,776,964	5,328,052
Other receivables	2,354,237	995,657
Other receivables - related parties	33,035,274	44,561,626
Employee advances	238,075	115,673
Prepaid expenses	351,905	658,193
Prepaid taxes	121,542	407,534
Total current assets	56,348,506	69,294,375

PROPERTY, PLANT AND EQUIPMENT, net	9,946,030	10,124,483

OTHER ASSETS:
Construction in progress	146,343,059	125,572,621
Construction deposits	5,068,290	1,405,997
Intangible assets, net	12,764,848	12,864,295
Other assets	18,039,203	11,847,937
Total other assets	182,215,400	151,690,850

Total assets	$248,509,936	$231,109,708

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,387,829	$5,012,157
Advances from customers - related parties	17,055,922	4,426,751
Wages and benefits payable	788,451	1,484,852
Income taxes payable	330,095	-
Contractor deposits	258,403	183,395
Contractor payables	20,942,557	18,513,216
Other payables	1,248,953	1,151,551
Other payables - related parties	1,502,767	3,326,110
Total current liabilities	46,514,977	34,098,032

NON-CURRENT LIABILITIES
Deferred income	11,283,364	11,236,501
Total non current liabilities	11,283,364	11,236,501

Total liabilities	57,798,341	45,334,533

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized,
71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	18,194,133	18,042,189
Statutory reserves	16,465,144	13,217,217
Retained earnings	126,769,661	126,370,263
Accumulated other comprehensive income	18,880,529	18,262,123
Total shareholders' equity of the Company	180,380,801	175,963,126
Noncontrolling interest	10,330,794	9,812,049
Total equity	190,711,595	185,775,175
Total liabilities and equity	$248,509,936	$231,109,708

The accompanying notes are an integral part of this statement.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUE - RELATED PARTIES	$8,167,849	$20,551,036	$19,571,212	$38,788,581

COST OF SALES - RELATED PARTIES	3,037,847	6,117,409	6,478,728	11,852,468

GROSS PROFIT	5,130,002	14,433,627	13,092,484	26,936,113

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,069,097	4,014,591	7,566,644	7,145,527

INCOME FROM OPERATIONS	1,060,905	10,419,036	5,525,840	19,790,586

(Interest expense)	-	(53,201)	-	(105,817)
Interest income	3,846	100,779	5,718	186,547
Other expense	(418,260)	(28,144)	(671,970)	(73,432)
OTHER (EXPENSE) INCOME, NET	(414,414)	19,434	(666,252)	7,298

INCOME BEFORE INCOME TAXES	646,491	10,438,470	4,859,588	19,797,884

INCOME TAXES	138,621	123,101	748,123	482,716

NET INCOME	$507,870	10,315,369	4,111,465	19,315,168

LESS: Net income attributable to the noncontrolling interest	(122,083)	(139,071)	(464,140)	(546,045)

NET INCOME ATTRIBUTABLE TO THE COMPANY	385,787	10,176,298	3,647,325	18,769,123

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	766,901	151,289	1,125,269	770,887

COMPREHENSIVE INCOME	1,152,688	10,327,587	4,772,594	19,540,010

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	163,465	140,300	506,863	559,895

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$989,223	$10,187,287	$4,265,731	$18,980,115

EARNINGS PER SHARE, BASIC AND DILUTED	$0.01	$0.14	$0.05	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,111,465	$19,315,168
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt expense	(116,962)	(196,863)
Depreciation	814,376	1,112,849
Amortization	167,147	194,380
Interest expense	-	2,710
Gain on sale of assets	(15,085)	(15,717)
Rental expense borne by a related party	163,532	163,331
(Increase) decrease in assets:
Accounts receivable, trade - related parties	6,725,384	(5,532,449)
Other receivables	(1,349,264)	10,743
Other receivables - related parties	213,304	(992,241)
Inventories	(421,815)	3,355,993
Employee advances	(121,454)	(80,805)
Prepaid expense	307,795	(435,576)
Increase (decrease) in liabilities:
Accounts payable	(662,699)	(1,579,065)
Advances from customers - related parties	12,562,625	(219,470)
Wages and benefits payable	(699,884)	(703,898)
Other taxes payable	615,431	8,920
Other payables	94,272	(395,970)
Other payables - related parties	191,991	(202,847)
Net cash provided by operating activities	22,580,159	13,809,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Life Resources	6,000,000	-
Collections from loans to local government	-	105,193
Proceeds from disposal of a subsidiary	700,000	-
Construction deposits	(2,678,074)	(3,846,961)
Contractor deposits	73,959	158,551
Addition to construction in progress	(18,790,772)	(15,954,182)
Equipment deposits	(6,133,065)	-
Proceeds from sales of properties	2,621,558	17,039
Purchase of equipment and automobiles	(578,794)	(921,388)
Net cash used in investing activities	(18,785,188)	(20,441,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	-	(3,945,510)
Net cash used in financing activities	-	(3,945,510)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,473	64,084

NET INCREASE (DECREASE) IN CASH	3,812,444	(10,513,981)

CASH, beginning of period	1,848,328	44,854,511

CASH, end of period	$5,660,772	$34,340,530

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$105,817
Income taxes	$913,722	$667,347

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

The Company is currently owned 4.91% by public stockholders and 95.09% by Jinyuan Li, the Company’s current Chairman, CEO and President. The Company owns 100% of Tianshi International Holdings Group Limited (“Tianshi Holdings”). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. (“Biological”) and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”).

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

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, the Company makes estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and sales and expenses during the reported periods. Significant estimates include useful life of long lived assets, provision for bad debt, allowance for sales returns and provision for prepaid expenses. Management bases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

Translation adjustments amounted to $620,443 and $210,992 for the six months ended June 30, 2010 and 2009, respectively. Asset and liability accounts at June 30, 2010 were translated at RMB 6.81 to $1.00 compared to RMB 6.85 at June 30, 2009. Equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2010 and 2009 were RMB 6.83 and RMB 6.84, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company’s financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, and other receivables. The carrying amounts of the Company’s financial instruments generally approximate their fair values at June 30, 2010 and December 31, 2009.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties’ ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the provision for doubtful debts is adequate, paying particular attention to the age of receivables outstanding. At June 30, 2010 and December 31, 2009, there were no receivables due from Tianshi Engineering outstanding more than 90 days. At June 30, 2010 and December 31, 2009, receivables due from overseas related companies outstanding more than 180 days totaled $6,486,902 and $5,089,510, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

Provision for Doubtful Accounts
Six month period ended June 30, 2010
Balance at Beginning of Period	$1,419,178
Decrease of provision for Doubtful Accounts	(111,491)
Balance at End of Period	$1,307,687

Six month period ended June 30, 2009
Balance at Beginning of Period	$1,108,789
Decrease of provision for Doubtful Accounts	(195,303)
Balance at End of Period	$913,486

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be made. The amount included in prepaid expenses is net of any provisions. Provisions for prepaid expenses are as follows:

Provision for Doubtful Accounts
Six month period ended June 30, 2010
Balance at Beginning of Period	$1,018,474
Increase of provision for Doubtful Accounts	4,248
Balance at End of Period	$1,022,722

Six month period ended June 30, 2009
Balance at Beginning of Period	$952,071
Increase of provision for Doubtful Accounts	1,305
Balance at End of Period	$953,376

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

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use. The Company expects to place certain buildings into service during the third quarter of 2010 and will begin depreciating those assets accordingly. The Company’s manufacturing plant facilities are not expected to be placed into service until a future period.

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB 35,803,461 (or US $5,258,454). On August 28, 2008, Life Resources paid RMB 41,022,061 (or US $6,024,910) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB 41,022,061 (or US $6,024,910) from a government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Noncontrolling interest

Noncontrolling interest represents the outside shareholder’s 20% ownership of Biological and 4% ownership of Tiens Yihai Co. Ltd. (“Tiens Yihai”). Effective as of November 15, 2009, the Company transferred its interest in Tiens Yihai to Tianshi International Investment Group Co., Ltd. (“Tianshi Investment”), a  company 100% owned by Jinyuan Li.

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

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2010 related to previous revenues, no allowance for estimated returns has been recorded as of June 30, 2010 and December 31, 2009.

Advertising costs

The Company sells its products to related parties, and these related parties are primarily responsible for marketing. Advertising costs of the Company for the six months ended June 30, 2010 and 2009 amounted to $6,803 and $6,211, respectively, and for the three months ended June 30, 2010 and 2009 amounted to $6,803 and $6,211, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling costs totaled $192,636 and $242,772 for the six months ended June 30, 2010 and 2009, respectively, and $69,884 and $102,070 for the three months ended June 30, 2010 and 2009, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers are included in revenue and the related shipping and handling costs are included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred. The Company expensed research and development costs of $924,675 and $668,720 for the six months ended June 30, 2010 and 2009, respectively, and $626,542 and $289,260 for the three months ended June 30, 2010 and 2009, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

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

The Company has not been subjected to income tax examinations by taxing authorities for the six months ended June 30, 2010 and the year ended December 31, 2009. The Company is subject to tax examination in the PRC for all years, as tax returns remain open to examination until notified by the taxing authorities, and the Company has not received any notifications to date. The company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company did not recognize any amount in interest and penalties.

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the six months ended June 30, 2010 and 2009.

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

On June 10, 2010, Tianshi Holdings, Fuhong Development, and Tianshi Investment entered into another agreement, pursuant to which liabilities in the form of a loan receivable due to Fuhong Development from the Company in the amount of $3,000,000 were offset against assets in the form of a loan receivable due to the Company from Tianshi Investment.

The right to offset existed because:

1.	Tianshi Investment had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding debt payable to Fuhong Development;
3.	The Company had the right to offset the two amounts;
4.	The Company, Fuhong Development and Tianshi Investment agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

Note 4 – Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Raw materials	$1,355,394	$1,937,306
Packaging material	491,352	729,517
Miscellaneous supplies	1,732,110	848,720
Work in process	640,181	476,529
Finished goods	1,557,927	1,335,980
Total	$5,776,964	$5,328,052

The Company has not written off any obsolete goods for the six months ended June 30, 2010 and 2009.

Note 5 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses, net of the allowance as disclosed in Note 2, at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Advance to suppliers	$292,361	$655,443
Short-term prepaid expenses	59,544	2,750
Total	$351,905	$658,193

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Buildings and improvements	$1,565,436	$1,558,934
Office equipment	357,690	348,284
Computer equipment and software	2,418,605	2,405,467
Machinery and equipment	14,448,738	14,211,726
Automobiles	4,878,101	4,470,909
Total	23,668,570	22,995,320
Less: accumulated depreciation	(13,722,540)	(12,870,837)
Property, plant and equipment, net	$9,946,030	$10,124,483

Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $814,376 and $1,112,849, respectively, and $396,907 and $568,038 for the three months ended June 30, 2010 and 2009, respectively.

Note 7 - Intangible assets

Intangible assets consist of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Land use rights	$13,587,889	$13,531,454
Other intangible assets	345,709	344,274
Less accumulated amortization	(1,168,750)	(1,011,433)
Intangible assets, net	$12,764,848	$12,864,295

Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $152,516 and $194,380, respectively, and $76,273 and $97,237 for the three months ended June 30, 2010 and 2009, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2010 (6 months remaining)	$205,480
2011	$298,416
2012	$298,416
2013	$287,322
2014	$286,689
2015 and thereafter	$11,388,525

Note 8 – Statutory reserves

The laws and regulations of the PRC require that before a foreign enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of its board of directors, after the statutory reserve. The Company’s statutory reserves represent restricted retained earnings and include the surplus reserve fund, the common welfare fund, and the enterprise fund.

Statutory reserve fund

Each of the Company’s Chinese subsidiaries is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of that entity’s registered capital. During 2005, Biological’s statutory reserve fund had reached 50% of its registered capital, so no statutory reserve was required thereafter. Life Resources, which has not reached its statutory reserve fund level, is currently required to make this transfer. On June 21, 2010, Life Resources transferred $2,165,285, representing 10% of its 2009 net income, as determined in accordance with PRC accounting rules and regulations, to this reserve. As of June 30, 2010, Life Resources is required to transfer a remaining $12,193,914 in future periods to the statutory reserve fund to meet the 50% requirement.

The transfer to this reserve fund must be made before distribution of any dividend to shareholders. On June 30, 2010 and December 31, 2009, the amounts of the statutory reserve fund were $7,151,510 and $4,986,225, respectively.

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

Common welfare fund

Each of the Company’s Chinese subsidiaries is required to transfer part of its net income in accordance with the PRC accounting rules and regulations, which is determined by its board of directors, to a statutory common welfare fund until the statutory reserve fund reaches 50% of that entity’s registered capital. Beginning 2005, Biological was not required to transfer any additional net income to the statutory reserve fund, so no transfer to the common welfare was required thereafter. Life Resources, which has not reached its statutory reserve fund level, is still required to make this transfer accompanying the transfer of statutory reserves. On June 21, 2010, Life Resources transferred $1,082,642, representing 5% of its 2009 net income, as determined by its board of directors, to this fund. As of June 30, 2010, Life Resources is required to transfer a remaining $6,096,957 in future periods to the common welfare fund.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. On June 30, 2010 and December 31, 2009, the amounts of the Company’s common welfare fund were $7,057,619 and $5,974,977, respectively.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital for production and operation of the business. No minimum contribution is required. For the six months ended June 30, 2010 and 2009, no transfer was made to this fund and the amount of the Company’s enterprise fund on each of June 30, 2010 and December 31, 2009 was $2,256,015.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before these amounts can be returned to the shareholders.

Note 9 – Related party transactions and balances

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue-related parties	$8,167,849	$20,551,036	$19,571,212	$38,788,581

	June 30, 2010	December 31, 2009
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,307,687 and $1,419,178 as of June 30, 2010 and December 31, 2009, respectively	$8,809,737	$15,379,312
Other receivables – related parties	$33,035,274	$44,561,626
Advances from customers – related parties	$17,055,922	$4,426,751
Other payables – related parties	$1,502,767	$3,326,110

Revenue - related parties

The details of revenue-related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Tianshi Engineering	$4,415,082	$9,669,603	$11,198,355	$12,412,223
Overseas Related Companies	3,752,767	10,881,433	8,372,857	26,376,358
Total	$8,167,849	$20,551,036	$19,571,212	$38,788,581

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	June 30, 2010	December 31, 2009
Tianshi Engineering	$-	$5,035,320
Overseas Related Companies	10,117,424	11,763,170
Allowance for Doubtful Accounts	(1,307,687)	(1,419,178)
Total	$8,809,737	$15,379,312

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

	June 30,	December 31,
	2010	2009
Tianshi Investment	$27,300,000	$37,000,000
Tianshi Engineering	5,354,348	5,688,926
Tianjin Tianshi Life Science Co., Ltd.	148,798	55,878
All-legend Property Service (Tianjin) Co., Ltd.	126,391	77,612
Tiens SmartFlow Logistics (International) Group Ltd.	57,037	74,651
Tianshi Yinshi Hotel	36,718	36,566
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,860	9,873
Tianshi Group	-	1,613,168
All-legend Hotel Management Co., Ltd.	-	2,730
Others	2,122	2,222
Total	$33,035,274	$44,561,626

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. On April 21, 2009, the Company entered into a loan agreement with Tianshi Engineering. Pursuant to that agreement, effective as of April 1, 2009, $2,562,017 of other receivables-related parties, which originated from Tianshi Engineering as accounts receivable, became interest bearing. The loan was due on June 30, 2009 and the stated interest rate was 4.86%. Both the principal of $2,562,017 and interest on the loan of $12,624 were paid off on May 7, 2009. For the six months ended June 30, 2010, the Company did not convert any accounts receivables-related parties to other receivables-related parties.

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

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered into a Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37.0 million. As of June 30, 2010, $9,700,000 of the purchase price was paid; $3,700,000 was received in cash, while $6,000,000 was offset against payables owed to Fuhong (as further described under the caption “Other payables – related parties” below.)

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that related party customers could obtain enough of the Company’s products to meet their market demands. As of June 30, 2010 and December 31, 2009, advances from related party customers amounted to $17.1 million and $4.4 million, respectively.

Other payables - related parties

The details of other payable-related parties are as follows:

	June 30, 2010	December 31, 2009
Tianshi Group	$1,076,675	$-
Tianshi Engineering	145,907	40,805
Tianshi Germany Co., Ltd.	101,805	107,326
Tianjin Tianshi Global International Trade Co., Ltd.	93,997	93,606
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Administrative Committee of Industrial Park	14	14
Fuhong Development Co. Ltd.	-	3,000,000
Others	10	-
Total	$1,502,767	$3,326,110

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

On November 10, 2009, Tianshi Holdings borrowed $3,000,000 from Fuhong Development to fund its capital contribution to Life Resources. On February 10, 2010, the loan was paid in full by canceling the same amount Tianshi Investment owed to the Company.

On March 3, 2010, Tianshi Holdings borrowed another $3,000,000 from Fuhong Development to fund its capital contribution to Life Resources. On June 11, 2010, the loan was paid in full by canceling the same amount Tianshi Investment owed to the Company.

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

On December 25, 2008, Biological entered the 2008 Transfer Agreement with Tianshi Group (as further described under the caption “Other receivables - related parties” above), pursuant to which Biological transferred to Tianshi Group four buildings which were covered by the above mentioned lease agreements. Accordingly, the two lease agreements which covered production workshops expired at the end of 2008.

On November 20, 2009, the lease agreement for health products production equipment and the lease agreement for personal care product production equipment were renewed by Biological and Tianshi Engineering for 2010.

Rent revenue accrued from these leases amounted to $103,730 and $109,765 for the six months ended June 30, 2010 and 2009, respectively, and $51,876 and $54,909 for the three months ended June 30, 2010 and 2009, respectively.

Other Transactions with Tianshi Group

On January 1, 2009, Biological entered an office and facilities lease agreement with Tianshi Group. Under the terms of the agreement, Biological’s annual rent is equal to 1% of its gross revenues. In addition, Biological is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2009, and was renewed by Biological and Tianshi Group, effective as of January 1, 2010, for 2010. On January 1, 2010, Life Resources entered an office and facilities lease agreement with Tianshi Group on the same terms as Biological’s lease agreement with Tianshi Group. The Company paid rent under this lease in the amounts of $259,718 and $302,688 for the six months ended June 30, 2010 and 2009, respectively, and $100,492 and $141,700 for the three months ended June 30, 2010 and 2009, respectively.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the 2008 Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the six months ended June 30, 2010 and 2009,  Biological and Life Resources recorded $163,532 and $163,331 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianyuan Capital

On September 10, 2004, Tianshi Holdings entered a loan agreement with Tianyuan Capital to borrow $10.65 million to fund Tianshi Holdings’ contribution due to Tiens Yihai. Jinyuan Li owns 100% of Tianyuan Capital.

The loan was pre-paid in full on December 31, 2009.

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceuticals. Under the terms of the lease agreement, the Company leased equipment for the fee of RMB 25,383 (or US $3,714) per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related  on the equipments. This agreement is effective from January 1, 2010 and expires on December 31, 2010. The Company has paid $22,284 of the rent expense for the six months ended June 30, 2010.

Note 10 – Additional product sales information

The Company has a single operating segment. All of the Company’s revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on product groups is shown in the following table:

Revenue by Product Group:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Wellness products	$7,643,664	$19,038,898	$17,809,404	$36,202,610
Dietary supplement products	524,185	1,494,033	1,761,808	2,567,866
Personal care products	-	18,105	-	18,105
Total	$8,167,849	$20,551,036	$19,571,212	$38,788,581

Note 11 - Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s subsidiary, Tianshi Holdings, was incorporated in the British Virgin Islands and is not liable for income taxes.

The Company’s subsidiaries, Biological and Life Resources, were incorporated in the PRC. According to US GAAP, the following are the income tax credits granted by the Chinese government, which are significant components of income taxes associated with continuing operations required to be disclosed.

Beginning January 1, 2008, Enterprise Income Tax (“EIT”) laws became effective. According to the EIT, the standard tax rate is 25% and high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. In the fiscal year 2008 and 2009, Biological was qualified as a high-tech company. However, Biological was required by the local tax authority to prepay income tax at a tax rate of 25% every year, although the prepaid income tax could be refunded in the next year. On December 17, 2009 and June  24, 2010, the prepaid income tax amounts of $1,562,168 for 2008 and $578,267 for 2009 were fully refunded.

According to the EIT, Life Resources could be fully exempt from PRC income taxes for two years starting from January 1, 2008, followed by a 12.5% reduced tax rate for the next three years. However, before the tax exemption qualification of Life Resources was approved by the tax authority, Life Resources was required by local tax authority to prepay income tax at a tax rate of 25%. On October 10, 2008, the approval was issued and prepaid income tax of $685,475 in Life Resources was refunded in 2009.

Provisions for income taxes were all current income tax expenses and for the six months ended June 30, 2010 and 2009, were $748,123 and $482,716, respectively, and for the three months ended June 30, 2010 and 2009 were $138,621 and $123,101, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Effect of reduced tax rate	(7.1)	(23.8)	(9.7)	(22.6)
Total provision for income taxes	17.9%	1.2%	15.3%	2.4%

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2010 and 2009 amounted to $611,612 and $3,565,280, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the six months ended June 30, 2010 and 2009 by $0.01 and $0.05, respectively.

 Note 12 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Company employees are entitled to a retirement pension amount calculated based upon salary at date of retirement and length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

The Company is required to make contributions to the state retirement plan at 20% of the employees’ monthly salaries. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $532,883 and $451,361 for the six months ended June 30, 2010 and 2009, respectively, and $271,251 and $230,448 for the three months ended June 30, 2010 and 2009, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $51,411 and $45,987 for the six months ended June 30, 2010 and 2009, respectively, and $26,103 and $23,566 for the three months ended June 30, 2010 and 2009, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. Pursuant to the Company’s medical insurance plan for its employees, the Company is required to pay an amount equal to 10% of its employees’ salary to a PRC insurance company, which amounted to $268,098 and $231,759 for the six months ended June 30, 2010 and 2009, respectively, and $136,431 and $118,329 for the three months ended June 30, 2010 and 2009, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

	Three months ended June 30,			Six months ended June 30,
	2010	2009		2010	2009
	(Unaudited)	(Unaudited)	Change	(Unaudited)	(Unaudited)	Change
REVENUE – RELATED PARTIES	$8,167,849	$20,551,036	-60.3%	$19,571,212	$38,788,581	-49.5%

COST OF SALES	3,037,847	6,117,409	-50.3%	6,478,728	11,852,468	-45.3%

GROSS PROFIT	5,130,002	14,433,627	-64.5%	13,092,484	26,936,113	-51.4%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,069,097	4,014,591	1.4%	7,566,644	7,145,527	5.9%

INCOME FROM OPERATIONS	1,060,905	10,419,036	-89.8%	5,525,840	19,790,586	-72.1%

(Interest expense)	-	(53,201)	-100.0%	-	(105,817)	-100.0%
Interest income	3,846	100,779	-96.2%	5,718	186,547	-96.9%
Other expense	(418,260)	(28,144)	1386.1%	(671,970)	(73,432)	815.1%
OTHER (EXPENSE) INCOME, NET	(414,414)	19,434	-2232.4%	(666,252)	7,298	-9229.2%

INCOME BEFORE PROVISION FOR INCOME TAXES	646,491	10,438,470	-93.8%	4,859,588	19,797,884	-75.5%

PROVISION FOR INCOME TAXES	138,621	123,101	12.6%	748,123	482,716	55.0%

NET INCOME	507,870	10,315,369	-95.1%	4,111,465	19,315,168	-78.7%

LESS: Net income attributable to the noncontrolling interest	122,083	139,071	-12.2%	464,140	546,045	-15.0%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$385,787	$10,176,298	-96.2%	$3,647,325	$18,769,123	-80.6%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586		71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.01	$0.14		$0.05	$0.26

Revenue. For the second quarter of 2010, revenue was $8.2 million, a decrease of 60.3% compared to $20.6 million for the same period in 2009.  For the six months ended June 30, 2010, revenue was $19.6 million, a decrease of 49.5% compared to $38.8 million for the same period in 2009. The decrease in revenue for the first six months of 2010 was primarily due to a decrease of 68.3% in international sales.

For the second quarter of 2010, revenue in China was $4.4 million, a decrease of 54.3% compared to $9.7 million for the same period in 2009. For the six months ended June 30, 2010, revenue in China was $11.2 million, a 9.8% decrease compared to $12.4 million for the same period in 2009. The decrease was mainly due to domestic distributors’ reduced purchasing demand following their stocking up of products during 2009, combined with concerns about the world economic recovery slow down.

For the second quarter of 2010, international revenue was $3.8 million, a decrease of 65.5% compared to $10.9 million for the same period in 2009. For the six months ended June 30, 2010, international revenue was $8.4 million, a decrease of 68.3% compared to $26.4 million for the same period in 2009. The possible reasons for the decrease in international revenue are as follows: (1) During 2008, China’s Administration of Quality Supervision, Inspection and Quarantine carried out a national campaign against unsafe food and substandard products, which brought on a general slow-down and backlog of export clearances for Chinese food products. Upon the lifting of the regulations, overseas affiliated companies began to purchase more products, thereby increasing sales in the first two quarters of 2009; (2) Particularly, our second quarter 2010 sales to Indonesia, Russia, Vietnam and Peru further decreased due to the distributors in these countries purchasing more products in the first half of 2009, after the 2008 product scarcity for the reason noted above. For example, Indonesia purchased $9.2 million from us during the first half of 2009, which was 2.7 times their purchases for the first half of 2008; (3) The lasting global economic recession has substantially reduced customers’ buying power. During the early stages of the recession, the direct selling business is generally  benefited with the new sales force joined by the unemployed population. This positive effect has been fading away during the later stages of the recession; (4) Our affiliated companies in many regions have made certain adjustments to their marketing programs and reorganization of their branch and distributor levels, which is expected to boost sales performance over the long-run but negatively affect sales in the short-run.

The management of the Company believes that the decline in our revenues is temporary with the additive effect of the above stated reasons. The management of our domestic and overseas affiliated companies have indicated that they are not seeing sizable declines of their revenue, and that they expect that the market fluctuation will be temporary. They believe that revenue growth will resume in the near future, consistent with what they have achieved during the majority of the past 15 years.

Cost of Sales. Cost of sales for the second quarter of 2010 decreased to $3.0 million, or by 50.3%, compared to $6.1 million for the same period in 2009. For the six months ended June 30, 2010, cost of sales was $6.5 million, a decrease of 45.3 % compared to $11.9 million for the same period in 2009.  Cost of sales for the period decreased at a slightly lower rate than revenue, primarily due to fixed costs, which do not increase or decrease in line with revenue changes.

Gross Profit. Gross profit for the second quarter of 2010 was $5.1 million, a decrease of 64.5% compared to $14.4 million for the same period in 2009. The gross profit margin for the second quarter of 2010 was 62.8%, compared to 70.2% for the same period in 2009. For the six months ended June 30, 2010, gross profit was $13.1 million, a decrease of 51.4% compared to the same period in 2010, and the gross profit margin was 66.9% compared to 69.4% for the same period in 2009. These decreases were mainly due to the decrease of revenue overall and fixed costs, which do not increase or decrease in line with revenue changes.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.1 million for the second quarter of 2010, an increase of 1.4% compared to $4.0 million for the same period in 2009. This increase was primarily due to the increase in research and development expenses. Selling, general and administrative expenses as a percentage of sales were 49.8% for the second quarter of 2010 compared to 19.5% for the same period in 2009. For the six months ended June 30, 2010, selling, general and administrative expenses were $7.6 million, an increase of 5.9% compared to $7.1 million in the same period in 2009. This increase was mainly due to the increase in research and development expense. For the six months ended June 30, 2010, selling, general and administrative expenses as a percentage of sales was 38.7%, compared to 18.4% for the same period in 2009.

Other (expense) income, net.  Other expense was $0.4 million for the second quarter of 2010, compared to other income of $0.02 million for the same period in 2009. For the six months ended June 30, 2010, other expense was $0.7 million compared to other income of $0.01  million for the same period in 2009. These differences were mainly due to increase in loss based on currency translation differences between the two periods.

Provision for income taxes.  Provision for income taxes was $0.1 million for the second quarter of 2010 compared to $0.1 million for the same period in 2009. For the six months ended June 30, 2010, provision for income taxes was $0.7 million compared to $0.5 million for the same period in 2009. The main reason for this increase was that Life Resources began applying the reduced income tax rate of 12.5% from January 1, 2010, while it was exempt from income tax in 2009.

Net income.  As a result of the foregoing factors, net income for the second quarter of 2010 was $0.5 million, a decrease of 95.1% compared to $10.3 million for the same period in 2009.  For the six months ended June 30, 2010, net income was $4.1 million, a decrease of 78.7% compared to $19.3 million for the same period in 2009.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $22.6 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $13.8 million for the same period of 2009. This increase was primarily due to the collection of accounts receivable and advance receipts from Tianshi Engineering for expected future shipment of product.

As of June 30, 2010, we had positive working capital of $9.8 million, compared to $35.2 million as of December 31, 2009. The $6.6 million decrease and $11.5 million decrease in accounts receivable and other receivables due from related parties, respectively, along with the $12.6 million increase in advances from customers contributed to the majority of this working capital decline.

Net cash used in investing activities decreased by $1.7 million for the six months ended June 30, 2010 compared to the same period of 2009. During the first six months of 2010, we collected $6 million net cash provided from investment in Life Resource. During the first six months of 2010, we paid $18.8 million to contractors for construction in progress, compared to $16.0 million for the same period in 2009.

Going forward, our primary requirements for cash consist of:

· construction by Life Resources of new research and development, manufacturing and logistic facilities, and administrative offices;

· the continued production of existing products and general overhead and personnel related expenses to support these activities;

· the development costs of new products; and

· expansion of production scale to meet the demands of our markets.

We believe that the cash flow would be sufficient for the next twelve months. Thereafter, financing may be needed to fund research and development efforts and operations, but management is unable at this time to determine what level of financing would be needed or desirable then.

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

We are generally not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As we did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2010 related to previous revenues, no allowance for estimated returns has been recorded as of June 30, 2010.

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

	June 30, 2010	December 31, 2009
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,307,687 and $1,419,178 as of June 30, 2010 and December 31, 2009, respectively	$8,809,737	$15,379,312
Other receivables – related parties	$33,035,274	$44,561,626
Advances from customers – related parties	$17,055,922	$4,426,751
Other payables – related parties	$1,502,767	$3,326,110

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Tianshi Engineering	$4,415,082	$9,669,603	$11,198,355	$12,412,223
Overseas Related Companies	3,752,767	10,881,433	8,372,857	26,376,358
Total	$8,167,849	$20,551,036	$19,571,212	$38,788,581

Accounts Receivable, Trade - Related Parties

The details of accounts receivable, trade – related parties are as follows:

	June 30, 2010	December 31, 2009
Tianshi Engineering	$-	$5,035,320
Overseas Related Companies	10,117,424	11,763,170
Allowance for Doubtful Accounts	(1,307,687)	(1,419,178)
Total	$8,809,737	$15,379,312

Other Receivables - Related Parties

Other receivables - related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	June 30,	December 31,
	2010	2009
Tianshi Investment	$27,300,000	$37,000,000
Tianshi Engineering	5,354,348	5,688,926
Tianjin Tianshi Life Science Co., Ltd.	148,798	55,878
All-legend Property Service (Tianjin) Co., Ltd.	126,391	77,612
Tiens SmartFlow Logistics (International) Group Ltd.	57,037	74,651
Tianshi Yinshi Hotel	36,718	36,566
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,860	9,873
Tianshi Group	-	1,613,168
All-legend Hotel Management Co., Ltd.	-	2,730
Others	2,122	2,222
Total	$33,035,274	$44,561,626

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

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered into a Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37.0 million. Tiens Yihai holds land use rights for 50 acres of land located in Shanghai, China. Tiens Yihai was originally established to build a new research and development facility, but our company suspended the proposed development in March 2007. Tianshi Holdings held 96% of the equity interest in Tiens Yihai.  Tianjin Tianshi Pharmaceuticals Co., Ltd. owned the remaining 4% of Tiens Yihai’s share capital.  As of June 30, 2010, $9,700,000 of the purchase price was paid; $3,700,000 was received in cash, while $6,000,000 was offset against payables owed to Fuhong (as further described under the caption “Other Payables – Related Parties” below.) The remaining $27,300,000 is payable by November 14, 2010.

Advances from Customers - Related Parties

Advances from related party customers were $17.1 million and $4.4 million as of June 30, 2010 and December 31, 2009, respectively. These advances represented prepayments made to us to insure that customers could obtain enough of our products to meet their market demands. The majority of the $17.1 million in advances was  from Tianshi Engineering, whose sales cover the China region, and have had a higher historical sales growth rate than the overseas regions. The increase in advances reflects their outlook of business in the China region.

Other Payables - Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	June 30, 2010	December 31, 2009
Tianshi Group	$1,076,675	$-
Tianshi Engineering	145,907	40,805
Tianshi Germany Co., Ltd.	101,805	107,326
Tianjin Tianshi Global International Trade Co., Ltd.	93,997	93,606
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Administrative Committee of Industrial Park	14	14
Fuhong Development Co. Ltd.	-	3,000,000
Others	10	-
Total	$1,502,767	$3,326,110

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

On March 3, 2010, Tianshi Holdings borrowed another $3,000,000 from Fuhong Development to fund its capital contribution to Life Resources. On June 11, 2010, the loan was paid in full by canceling the same amount Tianshi investment owed to the Company.

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

On December 25, 2008, Biological entered the 2008 Transfer Agreement with Tianshi Group (as further described under the caption “Other Receivables – Related Parties” above), pursuant to which Biological transferred to Tianshi Group four buildings which were covered by the above mentioned lease agreements. Accordingly, the two lease agreements which covered production workshops expired at the end of fiscal 2008.

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

Rent revenue accrued from these leases amounted to $103,730 and $109,765 for the six months ended June 30, 2010 and 2009, respectively, and $51,876 and $54,909 for the three months ended June 30, 2010 and 2009, respectively.

Other Transactions with Tianshi Group

On January 1, 2009, Biological entered an office and facilities lease agreement with Tianshi Group. Under the terms of the agreement, Biological’s annual rent is equal to 1% of its gross revenues. In addition, Biological is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expired on December 31, 2009 and was renewed by Biological and Tianshi Group, effective as of January 1, 2010, for 2010. On January 1, 2010, Life Resources entered an office and facilities lease agreement with Tianshi Group on the same terms as Biological’s lease agreement with Tianshi Group. The Company paid rent under this lease in the amounts of $259,718 and $302,688 for the six months ended June 30, 2010 and 2009, respectively, and $100,492 and $141,700 for the three months ended June 30, 2010 and 2009, respectively.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the 2008 Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the six months ended June 30, 2010 and 2009,  Biological and Life Resources recorded $163,532 and $163,331 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

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

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, we entered into a one-year lease agreement with Tianshi Pharmaceuticals. Under the terms of the lease agreement, we leased equipment for the fee of RMB 25,383 (or US $3,714) per month. In addition, we are obligated to pay insurance, maintenance and other expenses related  on the equipments. This agreement is effective from January 1, 2010 and expires on December 31, 2010. We paid $22,284 of the rent expense for the six months ended June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2010

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer, President and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1	Agreement, dated June 11, 2010 by and between Tianshi International Holding Group Co., Ltd., Tianshi International Investment Group Co., Ltd. and Fuhong Development Co., Ltd.

31.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002