Form 10-Q
period 2010-09-30
TIENS BIOTECH GROUP USA INC
filed 2010-11-15
CIK 1168556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to_____.

Commission File Number: 001-32477

TIENS BIOTECH GROUP (USA), INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2926439
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

No. 17, Xinyuan Rd.
Wuqing New Tech Industrial Park
Tianjin, China 301700
(Address of principal executive offices)  (Zip Code)

+86-22-8213-7914
(Registrant’s telephone number, including area code)

No. 6, Yuanquan Rd.
Wuqing New Tech Industrial Park
Tianjin, China 301700

(Former address)

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
Yes ☐     No ☒

There were 71,333,586 shares of the registrant’s common stock outstanding on November 12, 2010.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,632,304	$1,848,328
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $1,538,200 and $1,419,178 as of September 30, 2010 and December 31, 2009, respectively	10,795,741	15,379,312
Inventories	5,287,668	5,328,052
Other receivables	1,256,939	995,657
Other receivables - related parties	45,040,773	44,561,626
Employee advances	114,444	115,673
Prepaid expenses, net of allowance for doubtful accounts of $1,039,643 and $1,018,474 as of September 30, 2010 and December 31, 2009, respectively	431,442	658,193
Prepaid taxes	3,001,473	407,534
Total current assets	73,560,784	69,294,375

PROPERTY, PLANT AND EQUIPMENT, net	9,910,704	10,124,483

OTHER ASSETS:
Construction in progress	170,971,153	125,572,621
Construction deposits	8,250,520	1,405,997
Intangible assets, net	12,898,229	12,864,295
Other assets	13,507,370	11,847,937
Total other assets	205,627,272	151,690,850

Total assets	$289,098,760	$231,109,708

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,350,030	$5,012,157
Advances from customers - related parties	13,045,749	4,426,751
Wages and benefits payable	808,228	1,484,852
Short-term debt - related party	8,958,000	-
Income taxes payable	570,185	-
Contractor deposits	204,451	183,395
Contractor payables	35,554,584	18,513,216
Other payables	1,164,677	1,151,551
Other payables - related parties	15,630,625	3,326,110
Total current liabilities	82,286,529	34,098,032

NON-CURRENT LIABILITIES
Deferred income	11,470,050	11,236,501
Total non current liabilities	11,470,050	11,236,501

Total liabilities	93,756,579	45,334,533

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	18,271,518	18,042,189
Statutory reserves	16,465,144	13,217,217
Retained earnings	128,490,119	126,370,263
Accumulated other comprehensive income	21,394,864	18,262,123
Total shareholders' equity of the Company	184,692,979	175,963,126
Noncontrolling interest	10,649,202	9,812,049
Total equity	195,342,181	185,775,175
Total liabilities and equity	$289,098,760	$231,109,708

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUE - RELATED PARTIES	$10,381,886	$9,439,739	$29,953,098	$48,228,320

COST OF SALES - RELATED PARTIES	4,145,014	3,144,650	10,623,742	14,997,118

GROSS PROFIT	6,236,872	6,295,089	19,329,356	33,231,202

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,060,812	2,916,202	11,627,456	10,061,729

INCOME FROM OPERATIONS	2,176,060	3,378,887	7,701,900	23,169,473

Interest expense	(117,165)	(40,363)	(117,165)	(146,180)
Interest income	2,523	76,154	8,241	262,701
Other income (expense)	120,665	(16,122)	(551,305)	(89,554)
OTHER (EXPENSE) INCOME, NET	6,023	19,669	(660,229)	26,967

INCOME BEFORE INCOME TAXES	2,182,083	3,398,556	7,041,671	23,196,440

INCOME TAXES	319,776	544,688	1,067,899	1,027,404

NET INCOME	$1,862,307	$2,853,868	$5,973,772	$22,169,036

LESS: Net income attributable to the noncontrolling interest	(141,849)	(617,638)	(605,989)	(1,163,683)

NET INCOME ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	1,720,458	2,236,230	5,367,783	21,005,353

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,826,688	182,028	3,951,957	406,870

COMPREHENSIVE INCOME	4,547,146	2,418,258	9,319,740	21,412,223

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	312,353	11,390	819,216	25,240

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	$4,234,793	$2,406,868	$8,500,524	$21,386,983

EARNINGS PER SHARE, BASIC AND DILUTED	$0.02	$0.03	$0.08	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,973,772	$22,169,036
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt expense	88,205	(902,297)
Depreciation	1,172,597	1,662,206
Amortization	252,075	291,418
Interest expense	117,165	(9,357)
Gain on sale of assets	(43,377)	(14,846)
Rental expense borne by a related party	246,623	-
(Increase) decrease in assets:
Accounts receivable, trade - related parties	4,742,772	10,678,476
Other receivables	(237,041)	(121,058)
Other receivables - related parties	(92,265)	(1,306,527)
Inventories	166,337	2,801,809
Employee advances	3,579	(80,873)
Prepaid expense	236,536	(336,620)
Increase (decrease) in liabilities:
Accounts payable	1,195,483	(1,687,613)
Advances from customers - related parties	8,401,340	808,830
Wages and benefits payable	(697,018)	(768,334)
Deferred income taxes	217,131	-
Other taxes payable	(2,202,718)	(31,337)
Other payables	(8,613)	(176,274)
Other payables - related parties	13,972,418	(76,484)
Net cash provided by operating activities	33,505,001	32,900,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of a subsidiary	700,000	-
Collections from loans to local government	-	105,208
Construction deposits	(6,381,248)	(3,465,755)
Contractor deposits	16,990	85,498
Addition to construction in progress	(37,556,932)	(26,936,754)
Equipment deposits	(1,414,417)	(8,700,872)
Proceeds from sales of properties	2,668,075	17,041
Purchase of equipment and automobiles	(742,954)	(1,755,815)
Net cash used in investing activities	(42,710,486)	(40,651,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from (repayment to) related parties	14,826,000	(3,946,050)
Increase in paid in capital	-	245,030
Net cash provided by (used in) financing activities	14,826,000	(3,701,020)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	163,461	100,433

NET INCREASE (DECREASE) IN CASH	5,783,976	(11,351,881)

CASH, beginning of period	1,848,328	44,854,511

CASH, end of period	$7,632,304	$33,502,630

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$105,817
Income taxes	$993,857	$871,764

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

The Company is currently owned 4.91% by public stockholders and 95.09% by Jinyuan Li, the Company’s current Chairman, CEO, President and Acting Chief Financial Officer. The Company owns 100% of Tianshi International Holdings Group Limited ("Tianshi Holdings"). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological") and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”).

Nature of operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products. In the People’s Republic of China (“PRC”), the Company sells its products to Tianjin Tianshi Biological Engineering Co. Ltd. (“Tianshi Engineering”), a Chinese company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Tianshi Engineering is 100% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”).  Tianshi Group is 90% owned by Jinyuan Li and 10% owned by Baolan Li, Jinyuan Li’s daughter, who is a member of the Company’s Board of Directors. Outside the PRC, the Company sells its products to overseas affiliated companies located in 54 countries who in turn re-package them and sell to independent direct sales distributors.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. Biological and Life Resources’ financial records are maintained and the statutory financial statements are stated in its local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA.com at the end of each reporting period. Translation adjustments resulting from this process are included in other comprehensive income in the statement of income and other comprehensive income.

Translation adjustments amounted to $3,951,956 and $1,570,553 for the nine months ended September 30, 2010 and 2009, respectively. Asset and liability accounts at September 30, 2010 were translated at RMB 6.70 to $1.00 compared to RMB 6.84 at September 30, 2009. Equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2010 and 2009 were RMB 6.80 and RMB 6.84, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, and other receivables. The carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 2010 and December 31, 2009.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties’ ability to collect their receivables and a general allowance for doubtful accounts of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the provision for doubtful accounts is adequate, paying particular attention to the age of receivables outstanding. At September 30, 2010 and December 31, 2009, there were no receivables due from Tianshi Engineering outstanding more than 90 days. At September 30, 2010 and December 31, 2009, receivables due from overseas related companies outstanding more than 180 days totaled $5,709,664 and $3,481,334, respectively. The Company did not incur any losses on receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

Provision for Doubtful Accounts
Nine month period ended September 30, 2010
Balance at Beginning of Period	$1,419,178
Increase in provision for Doubtful Accounts	119,022
Balance at End of Period	$1,538,200

Nine month period ended September 30, 2009
Balance at Beginning of Period	$1,108,789
Decrease of provision for Doubtful Accounts	(900,254)
Balance at End of Period	$208,535

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be made. The amount included in prepaid expenses is net of any provisions. Provisions for prepaid expenses are as follows:

Provision for Doubtful Accounts
Nine month period ended September 30, 2010
Balance at Beginning of Period	$1,018,474
Increase in provision for Doubtful Accounts	21,169
Balance at End of Period	$1,039,643

Nine month period ended September 30, 2009
Balance at Beginning of Period	$952,071
Increase in provision for Doubtful Accounts	2,284
Balance at End of Period	$954,355

Prepaid taxes

Prepaid taxes consist of payments of value added tax (“VAT”) to the Chinese government related to the purchase of new production equipment. Effective January 1, 2009, the Chinese government allows VAT amounts paid on new production equipment to be used to offset future VAT liabilities, in order to encourage investment.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the consolidated statements of income and other comprehensive income. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterments to buildings and equipment are capitalized.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the relevant assets are completed and are ready for their intended use.

In October 2010, a portion of the Company's facilities moved to the newly constructed plant facilities. Approximately $43,000,000 of construction in progress was transferred to fixed assets at that time. Depreciation of those assets began in November 2010.

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

Other assets

Other assets consist of deposits made to purchase equipment and a long-term prepaid expense. The Company will transfer the deposits made to purchase equipment from other assets to property, plant and equipment upon taking ownership. The Company amortizes its long-term prepaid expense according to the service period. Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $22,065 and $62,508, respectively, and $7,434 and $11,390 for the three months ended September 30, 2010 and 2009, respectively.

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB 35,803,461 (or U.S. $5,258,454). On August 28, 2008, Life Resources paid RMB 41,022,061 (or U.S. $6,024,910) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB 41,022,061 (or U.S. $6,024,910) from a government grant. The grants are treated as deferred income and will be amortized over the life of the buildings on the land.

Noncontrolling interest

Noncontrolling interest represents the outside shareholder’s 20% ownership of Biological.

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

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2010 related to previous revenues, no allowance for estimated returns has been recorded as of September 30, 2010 and December 31, 2009.

Advertising costs

The Company sells its products to related parties, and these related parties are primarily responsible for marketing. Advertising costs of the Company for the nine months ended September 30, 2010 and 2009 amounted to $13,092 and $6,211, respectively, and for the three months ended September 30, 2010 and 2009 amounted to $6,289 and $0, respectively, and were expensed as incurred.

Shipping and handling

Shipping and handling costs totaled $279,651 and $314,194 for the nine months ended September 30, 2010 and 2009, respectively, and $87,015 and $71,422 for the three months ended September 30, 2010 and 2009, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers are included in revenue and the related shipping and handling costs are included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred. The Company expensed research and development costs of $1,255,262 and $960,484 for the nine months ended September 30, 2010 and 2009, respectively, and $330,587 and $291,764 for the three months ended September 30, 2010 and 2009, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

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

The Company has not been subjected to income tax examinations by taxing authorities for the nine months ended September 30, 2010 and the year ended December 31, 2009. The Company is subject to tax examination in the PRC for all years, as tax returns remain open to examination until notified by the taxing authorities, and the Company has not received any notifications to date. The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company did not recognize any amount in interest and penalties.

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the nine months ended September 30, 2010 and 2009.

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

The right to offset existed because:

1.	7 Tianshi Investment had a determinable outstanding debt payable to the Company;
2.	The Company had a determinable outstanding debt payable to Fuhong Development;
3.	The Company had the right to offset the two amounts;
4.	The Company, Fuhong Development and Tianshi Investment agreed to offset the two amounts; and
5.	The agreement to offset is enforceable under Chinese contract law.

During the nine months ended September 30, 2010, $20,300,964 of trade accounts receivable from Tianshi Engineering were offset against $20,300,964 of advances from customers received from Tianshi Engineering.

Note 4 – Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Raw materials	$865,062	$1,937,306
Packaging material	541,591	729,517
Miscellaneous supplies	1,937,015	848,720
Work in process	611,083	476,529
Finished goods	1,332,917	1,335,980
Total	$5,287,668	$5,328,052

The Company has not written off any obsolete goods for the nine months ended September 30, 2010 and 2009.

Note 5 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses, net of the allowance as disclosed in Note 2, at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Advance to suppliers	$393,815	$655,443
Short-term prepaid expenses	37,627	2,750
Total	$431,442	$658,193

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Buildings and improvements	$1,591,336	$1,558,934
Office equipment	370,434	348,284
Computer equipment and software	2,474,049	2,405,467
Machinery and equipment	14,850,650	14,211,726
Automobiles	4,952,722	4,470,909
Total	24,239,191	22,995,320
Less: accumulated depreciation	(14,328,487)	(12,870,837)
Property, plant and equipment, net	$9,910,704	$10,124,483

Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $1,172,597 and $1,662,206, respectively, and $358,221 and $549,357 for the three months ended September 30, 2010 and 2009, respectively.

Note 7 - Intangible assets

Intangible assets consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Land use rights	$13,812,704	$13,531,454
Other intangible assets	351,429	344,274
Less accumulated amortization	(1,265,904)	(1,011,433)
Intangible assets, net	$12,898,229	$12,864,295

Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $230,010 and $228,910 respectively, and $77,493 and $85,648 for the three months ended September 30, 2010 and 2009, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2010 (3 months remaining)	$77,816
2011	$304,619
2012	$304,619
2013	$293,294
2014	$292,647
2015 and thereafter	$11,625,234

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

Statutory reserve fund

Each of the Company’s Chinese subsidiaries is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of that entity’s registered capital. During 2005, Biological's statutory reserve fund had reached 50% of its registered capital, so no statutory reserve was required thereafter. Life Resources, which has not reached its statutory reserve fund level, is currently required to make this transfer. On June 21, 2010, Life Resources transferred $2,165,285, representing 10% of its 2009 net income, as determined in accordance with PRC accounting rules and regulations, to this reserve. As of September 30, 2010, Life Resources is required to transfer a remaining $12,193,914 in future periods to the statutory reserve fund to meet the 50% requirement.

The transfer to this reserve fund must be made before distribution of any dividend to shareholders. On September 30, 2010 and December 31, 2009, the amounts of the statutory reserve fund were $7,151,510 and $4,986,225, respectively.

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

Common welfare fund

Each of the Company’s Chinese subsidiaries is required to transfer part of its net income in accordance with the PRC accounting rules and regulations, which is determined by its board of directors, to a statutory common welfare fund until the statutory reserve fund reaches 50% of that entity’s registered capital. Beginning 2005, Biological was not required to transfer any additional net income to the statutory reserve fund, so no transfer to the common welfare was required thereafter. Life Resources, which has not reached its statutory reserve fund level, is still required to make this transfer accompanying the transfer of statutory reserves. On June 21, 2010, Life Resources transferred $1,082,642, representing 5% of its 2009 net income, as determined by its board of directors, to this fund. As of September 30, 2010, Life Resources is required to transfer a remaining $6,096,957 in future periods to the common welfare fund.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. On September 30, 2010 and December 31, 2009, the amounts of the Company’s common welfare fund were $7,057,619 and $5,974,977, respectively.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital for production and operation of the business. No minimum contribution is required. For the nine months ended September 30, 2010 and 2009, no transfer was made to this fund and the amount of the Company’s enterprise fund on each of September 30, 2010 and December 31, 2009 was $2,256,015.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue-related parties	$10,381,886	$9,439,739	$29,953,098	$48,228,320

	September 30, 2010	December 31, 2009
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,538,200 and $1,419,178 as of September 30, 2010 and December 31, 2009, respectively	$10,795,741	$15,379,312
Other receivables – related parties	$45,040,773	$44,561,626
Advances from customers – related parties	$13,045,749	$4,426,751
Short-term debt - related party	$8,958,000	$-
Other payables – related parties	$15,630,625	$3,326,110

Revenue - related parties

The details of revenue-related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Tianshi Engineering	$6,152,896	$4,663,939	$17,351,251	$17,076,163
Overseas Related Companies	4,228,990	4,775,800	12,601,847	31,152,158
Total	$10,381,886	$9,439,739	$29,953,098	$48,228,320

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

Accounts receivable, trade - related parties

The details of accounts receivable, trade - related parties are as follows:

	September 30, 2010	December 31, 2009
Tianshi Engineering	$-	$5,035,320
Overseas Related Companies	12,333,941	11,763,170
Allowance for Doubtful Accounts	(1,538,200)	(1,419,178)
Total	$10,795,741	$15,379,312

Sales to Tianshi Engineering for the nine months ended September 30, 2010 were $17,351,251. The receivables that arose from these sales were fully offset against advances from Tianshi Engineering as of September 30, 2010.

Other receivables - related parties

Other receivables - related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables - related parties balances:

	September 30,	December 31,
	2010	2009
Tianshi Investment	$27,300,000	$37,000,000
Tianshi Engineering	5,682,839	5,688,926
Tianjin Tianshi Life Science Co., Ltd.	11,828,993	55,878
All-legend Property Service (Tianjin) Co., Ltd.	139,071	77,612
Tiens SmartFlow Logistics (International) Group Ltd.	-	74,651
Tianshi Yinshi Hotel	37,325	36,566
Taijisheng Health Management Co.,Ltd	4,447	-
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,891	9,873
Tianshi Group	-	1,613,168
All-legend Hotel Management Co., Ltd.	37,002	2,730
Others	1,205	2,222
Total	$45,040,773	$44,561,626

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. For the nine months ended September 30, 2010, the Company did not convert any accounts receivables - related parties to other receivables - related parties.

On December 25, 2008, Biological entered into a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or U.S. $4,797,984). As of March 31, 2010, the amount was paid in full by Tianshi Group.

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered into a Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37,000,000. As of September 30, 2010, $9,700,000 of the purchase price was paid; $3,700,000 was received in cash, while $6,000,000 was offset against payables owed to Fuhong (as further described under the caption "Other payables – related parties" below.)The remaining balance outstanding is due in November  2010.

A portion of the construction in progress recorded and paid for by Life Resources is built on the land owned by Tianshi Life Science. Tianshi Life Science intends to reimburse Life Resources for the cost of this portion of the construction in progress. The agreement is currently being drafted for the amount of RMB 78,017,869 (approximately U.S. $11,648,068). and is expected to be collected by December 31, 2010. This amount has been reclassified as other receivable - related party as of September 30, 2010, accordingly.

Advances from customers - related parties

These advances represent prepayments made to the Company to insure that related party customers could obtain enough of the Company’s products to meet their market demands. As of September 30, 2010 and December 31, 2009, advances from related party customers amounted to $13.0 million and $4.4 million, respectively.

Short-term debt – related party

On August 24, 2010, Tianshi Engineering and Life Resources entered into a loan agreement. In order to support the business development of Life Resources, Tianshi Engineering agreed to make a loan to Life Resources equal to the amount of outstanding advances from customers as of June 30, 2010. The amount of the loan, which was reclassified to short - term debt – related party from advances from customers, is RMB 60,000,000 (or U.S. $8,958,000), and is due in full on December 31, 2010. Interest is caculated based on the benchmark interest rate of the People's Bank of China on July 1, 2010 (5.31％APR).

Other payables - related parties

The details of other payable-related parties are as follows:

	September 30, 2010	December 31, 2009
Tianshi Group	$8,751,840	$-
Tianshi Engineering	6,596,720	40,805
Tianshi Germany Co., Ltd.	102,129	107,326
Tianjin Tianshi Global International Trade Co., Ltd.	95,552	93,606
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Administrative Committee of Industrial Park	15	14
Fuhong Development Co. Ltd.	-	3,000,000
Others	10	-
Total	$15,630,625	$3,326,110

These amounts arose primarily from cash advances to Life Recources from related parties to support its operations. Other amounts are for previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

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

During the third quarter of 2010, the Company received $7,614,300 and $6,270,600 from Tianshi Group and Tianshi Engineering, respectively, in order to fund a portion of the construction in progress.  The amounts are expected to be returned in November, 2010.

Other Transactions with Tianshi Engineering

On October 31, 2007, Biological entered into four lease agreements with Tianshi Engineering that enable Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological. Each of the four agreements was effective as of January 1, 2008 and expires on December 31, 2010. On December 31, 2007, Biological entered into two supplemental agreements, which added fourteen pieces of personal care products production equipment to, and removed two health products production workshops from, two of the lease agreements.

Rent revenue accrued from these leases amounted to $156,435 and $164,670 for the nine months ended September 30, 2010 and 2009, respectively, and $52,705and $54,905 for the three months ended September 30, 2010 and 2009, respectively.

Other Transactions with Tianshi Group

On January 1, 2009, Biological entered into an office and facilities lease agreement with Tianshi Group. Under the terms of the agreement, Biological’s annual rent is equal to 1% of its gross revenues. In addition, Biological is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expires on December 31, 2010. On January 1, 2010, Life Resources entered an office and facilities lease agreement with Tianshi Group on the same terms as Biological’s lease agreement with Tianshi Group. The Company paid rent under these leases in the amount of $330,358 and $375,931 for the nine months ended September 30, 2010 and 2009, respectively, and $70,640 and $73,243 for the three months ended September 30, 2010 and 2009, respectively.

On January 1, 2009, Biological and Life Resources entered into a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the 2008 Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the nine months ended September 30, 2010 and 2009,  Biological and Life Resources recorded $247,265 and $245,019 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceuticals. Under the terms of the lease agreement, the Company leased equipment for the fee of RMB 25,383 (or U.S. $3,714) per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related  to the equipment. This agreement became effective on January 1, 2010 and expires on December 31, 2010. The Company has paid $33,605 </f ont>of rent expense for the nine months ended September 30, 2010.

Note 10 – Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on product groups is shown in the following table:

Revenue by Product Group:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Wellness products	$9,185,407	$8,575,183	$26,994,811	$44,777,793
Dietary supplement products	1,196,479	864,556	2,958,287	3,432,422
Personal care products	-	-	-	18,105
Total	$10,381,886	$9,439,739	$29,953,098	$48,228,320

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

Beginning January 1, 2008, Enterprise Income Tax (“EIT”) laws became effective. According to the EIT, the standard tax rate is 25% and high-tech companies could be subject to a special reduced tax rate of 15%. The qualification of a high-tech company is to be reviewed annually. For the fiscal years 2008, 2009 and 2010 Biological qualified as a high-tech company. However, Biological was required by the local tax authority to prepay income tax at a tax rate of 25% every year, although the prepaid income tax could be refunded in the next year. On December 17, 2009 and June  24, 2010, the prepaid income tax amounts of $1,562,168 for 2008 and $578,267 for 2009 were fully refunded.

According to the EIT, Life Resources was exempt from PRC income taxes for the fiscal years 2008 and 2009. Beginning on January 1, 2010, Life Resources qualifies for a 12.5% reduced tax rate for three years.

Provisions for income taxes were all current income tax expenses and for the nine months ended September 30, 2010 and 2009, were $1,067,899 and $1,027,404, respectively, and for the three months ended September 30, 2010 and 2009 were $319,776 and $544,688, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Effect of reduced tax rate	(10.3)	(9.0)	(9.8)	(20.6)
Total provision for income taxes	14.7%	16.0%	15.2%	4.4%

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2010 and 2009 amounted to $889,667 and $3,715,841, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the nine months ended September 30, 2010 and 2009 by $0.01 and $0.05, respectively.

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

The Company is required to make contributions to the state retirement plan at 20% of the employees' monthly salaries. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $770,476 and $699,755 for the nine months ended September 30, 2010 and 2009, respectively, and $237,593 and $248,394 for the three months ended September 30, 2010 and 2009, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $76,001 and $70,280 for the nine months ended September 30, 2010 and 2009, respec tively, and $24,590 and $24,293 for the three months ended September 30, 2010 and 2009, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. Pursuant to the Company’s medical insurance plan for its employees, the Company is required to pay an amount equal to 10% of its employees' salary to a PRC insurance company, which amounted to $389,237 and $357,105 for the nine months ended September 30, 2010 and 2009, respectively, and $121,139 and $125,346 for the three months ended September 30, 2010 and 2009, respectively.

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

Tianjin Tianshi Biological Engineering Co. Ltd. (“Tianshi Engineering”), a Chinese company and the entity to which we sell all of our products for consumption in China, owns the remaining 20% of Biological. Tianshi Engineering is 100% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”).  Tianshi Group is 90% owned by Jinyuan Li, our Chairman, President, CEO and Acting CFO, and 10% owned by Baolan Li, Jinyuan Li’s daughter, who is a member of our Board of  Directors.

Life Resources is currently constructing research and development, manufacturing and logistic facilities, as well as administrative offices in Tianjin, China totaling approximately 420,000 square meters. We moved our administrative offices to the newly constructed Industrial Park on October 16, 2010. We expect to complete the move of our other facilities during the fourth quarter of 2010 and during 2011.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

	Three months ended September 30,			Nine months ended September 30,
	2010	2009		2010	2009
	(Unaudited)	(Unaudited)	Change	(Unaudited)	(Unaudited)	Change
REVENUE - RELATED PARTIES	$10,381,886	$9,439,739	10.0%	$29,953,098	$48,228,320	-37.9%

COST OF SALES	4,145,014	3,144,650	31.8%	10,623,742	14,997,118	-29.2%

GROSS PROFIT	6,236,872	6,295,089	-0.9%	19,329,356	33,231,202	-41.8%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,060,812	2,916,202	39.3%	11,627,456	10,061,729	15.6%

INCOME FROM OPERATIONS	2,176,060	3,378,887	-35.6%	7,701,900	23,169,473	-66.8%

(Interest expense)	(117,165)	(40,363)	190.3%	(117,165)	(146,180)	-19.8%
Interest income	2,523	76,154	-96.7%	8,241	262,701	-96.9%
Other income (expense)	120,665	(16,122)	-848.4%	(551,305)	(89,554)	515.6%
OTHER (EXPENSE) INCOME, NET	6,023	19,669	-69.4%	(660,229)	26,967	-2548.3%

INCOME BEFORE PROVISION FOR INCOME TAXES	2,182,083	3,398,556	-35.8%	7,041,671	23,196,440	-69.6%

PROVISION FOR INCOME TAXES	319,776	544,688	-41.3%	1,067,899	1,027,404	3.9%

NET INCOME	1,862,307	2,853,868	-34.7%	5,973,772	22,169,036	-73.1%

LESS: Net income attributable to the noncontrolling interest	141,849	617,638	-77.0%	605,989	1,163,683	-47.9%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$1,720,458	$2,236,230	-23.1%	$5,367,783	$21,005,353	-74.4%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586		71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.02	$0.03		$0.08	$0.29

Revenue. For the third quarter of 2010, revenue was $10.4 million, an increase of 10.0% compared to $9.4 million for the same period in 2009. For the nine months ended September 30, 2010, revenue was $30.0 million, a decrease of 37.9% compared to $48.2 million for the same period in 2009. The decrease in revenue for the first nine months of 2010 was due to the decrease of 59.5% in international sales.

For the third quarter of 2010, revenue in China was $6.2 million, an increase of 31.9% compared to $4.7 million for the same period in 2009. For the nine months ended September 30, 2010, revenue in China was $17.4 million, a 1.6% increase compared to $17.1 million for the same period in 2009. Third quarter sales for 2009 were down due to domestic distributors stocking up on our products in prior quarters. Therefore, the sales for the same quarter in 2010 increased. The amount of domestic sales this quarter approximates the average quarterly sales in 2009.

For the third quarter of 2010, international revenue was $4.2 million, a decrease of 11.4% compared to $4.8 million for the same period in 2009. For the nine months ended September 30, 2010, international revenue was $12.6 million, a decrease of 59.5% compared to $31.2 million for the same period in 2009. The reasons for the decrease in international revenue include, but are not limited to the following: (1) During 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) carried out a national campaign against unsafe food and substandard products, which brought on a general slow-down and backlog of export clearances for Chinese food products. Upon the lifting of the regulations, overseas affiliated companies began to purchase more products, thereby increasing sales in the first three quarters of 2009; (2) Our Indonesia affiliated company has not purchased from us during the first </f ont>nine months 2010, given they purchased more products in 2009 after the 2008 product scarcity for the reason noted above. During the first half of 2009, our Indonesia affiliated company purchased $9.2 million of finished and unfinished product from us, which was 2.7 times their purchases for the first half of 2008. In addition, local Original Equipment Manufacturers (“OEM”) have been producing the healthcare products with our unfinished goods for the country, and their total sales dropped by 33%. The sales decline to Indonesia accounts for 57% of our total international revenue decline for the nine months. (3) The lasting global economic recession has generally reduced customers' buying power. During the early stages of the recession, the direct selling business is generally  benefited with the new sales force joined by the unemployed population. This positive effect has been fading away during the later stages of the recession; (4) Our affiliated companies in many regions have made certain adjustments to their marketing programs and reorganizations at their branch and higher levels, which is expected to boost sales performance over the long-run but negatively affect sales in the short-run.

Cost of sales. Cost of sales for the third quarter of 2010 increased to $4.1 million, or by 31.8%, compared to $3.1 million for the same period in 2009. For the nine months ended September 30, 2010, cost of sales was $10.6 million, a decrease of 29.2% compared to $15.0 million for the same period in 2009. The increase in cost of sales for the current quarter, as compared to the same quarter of 2009, is due to the sale of products with higher costs.

Gross profit. Gross profit for the third quarter of 2010 was $6.2 million, a decrease of 0.9% compared to $6.3 million for the same period in 2009. The gross profit margin for the third quarter of 2010 was 60.1%, compared to 66.7% for the same period in 2009. For the nine months ended September 30, 2010, gross profit was $19.3 million, a decrease of 41.8% compared to $33.2 million for the same period in 2010, and the gross profit margin was 64.5% compared to 68.9% for the same period in 2009.  The decrease in profit margin for the current quarter is due to the following: (1) Sales of our products with more than 65% profit margins amounted to only 27.4% of revenues as compared to 31.1% in the third quarter of 2009; and (2) The U.S. dollar depreciated approximately 2% between September 30, 2009 and September 30, 2010. Our international sales are quoted in U.S. dollars and collected in RMB; therefore, our gross profit margin decreased by the same percentage as the depreciation of the dollar.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.1 million for the third quarter of 2010, an increase of 39.3% compared to $2.9 million for the same period in 2009. This increase was primarily due to changes in our provision for doubtful accounts. During the third quarter of 2009, based on a significant overall improvement in the aging of our accounts receivable, we reduced our provision for doubtful accounts by $0.7 million, which was recorded as a reduction of $0.7 million in our bad debt expense. During the third quarter of 2010, based on an overall worsening in the aging of our accounts receivable, we increased our provision for doubtful accounts by $0.2 million, which was recorded as an increase of $0.2 million in our bad debt expense. Selling, general and administrative expenses as a percentage of sales were 39.1% for the third quarter of 2010 compared to 30.9% for the same period in 2009. For the nine months ended September 30, 2010, selling, general and administrative expenses were $11.6 million, an increase of 15.6% compared to $10.1 million in the same period in 2009. This increase was mainly due to changes in our provision for doubtful accounts as described above. During the nine months ended September 30, 2009, we reduced our provision for doubtful accounts by $0.9 million, which was recorded as a reduction of $0.9 million in our bad debt expense. During the nine months ended September 30, 2010, we increased our provision for doubtful accounts by $0.1 million, which was recorded as a increase of $0.1 million in our bad debt expense. For the nine months ended September 30, 2010, selling, general and administrative expenses as a percentage of sales were 38.8%, compared to 20.9% for the same period in 2009.

Other (expense) income, net.  Other income was $0.01 million for the third quarter of 2010, compared to other income of $0.02 million for the same period in 2009. For the nine months ended September 30, 2010, other expense was $0.7 million compared to other income of $0.03 million for the same period in 2009. These differences were mainly due to increase in loss based on currency translation differences between the two periods.

Provision for income taxes.  Provision for income taxes was $0.3 million for the third quarter of 2010 compared to $0.5 million for the same period in 2009. The main reason for this decrease was the decrease in net income. For the nine months ended September 30, 2010, provision for income taxes was $1.1 million compared to $1.0 million for the same period in 2009. The main reason for this increase was that Life Resources began applying the reduced income tax rate of 12.5% on January 1, 2010, while it was exempt from income tax in 2009. According to the EIT, Life Resources was fully exempt from paying PRC income taxes for two years starting on January 1, 2008, followed by a 12.5% reduced tax rate for the next three years.

Net income.  As a result of the foregoing factors, net income for the third quarter of 2010 was $1.9 million, a decrease of 34.7% compared to $2.9 million for the same period in 2009.  For the nine months ended September 30, 2010, net income was $6.0 million, a decrease of 73.1% compared to $22.2 million for the same period in 2009.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow.

Net cash provided by operating activities was $33.5 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $32.9 million for the same period of 2009. This increase was primarily due to the collection of accounts receivable and advance receipts from Tianshi Engineering for expected future shipment of product.

As of September 30, 2010, we had negative working capital of $8.7 million, compared to positive working capital of $35.2 million as of December 31, 2009. During the first nine months of the year, we collected $14.2 million of accounts receivable due from related parties and received $13.3 million of other payables and $22.8 million of advances from customers from related parties. Simultaneously, the contractor payables increased to $35.6 million. The administrative building in our Industrial Park has been completed, and we have paid the construction payable in high frequency, as the construction in process increased $45.4 million compared to $17 million increase in contractor payables in the first nine months 2010. Cash was $7.6 million as of September 30, 2010, compared to $1.8 million as of December 31, 2009.

Net cash used in investing activities increased by $2.1 million for the nine months ended September 30, 2010 compared to the same period of 2009. During the first nine months of 2010, we paid $37.6 million to contractors for construction in progress, compared to $26.9 million for the same period in 2009

Going forward, our primary requirements for cash consist of:

· construction by Life Resources of new research and development, manufacturing and logistic facilities, and administrative offices;

· the continued production of existing products and general overhead and personnel related expenses to support these activities;

· the development costs of new products; and

· expansion of production scale to meet the demands of our markets.

Should the cashflow from operation be insufficient in the next twelve months, the company has also established credit facility with local commercial bank. However, at this time management is not able to determine the exact financing amount needed.

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

We are generally not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As we did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2010 related to previous revenues, no allowance for estimated returns has been recorded as of September 30, 2010.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We market most of our products through various domestic and international business entities that are related to us through common ownership. As a result, most of our consolidated sales are to related parties.

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

	September 30, 2010	December 31, 2009
Accounts receivable, trade – related parties, net of allowance for doubtful accounts of $1,538,200 and $1,419,178 as of September 30, 2010 and December 31, 2009, respectively	$10,795,741	$15,379,312
Other receivables – related parties	$45,040,773	$44,561,626
Advances from customers – related parties	$13,045,749	$4,426,751
Short-term debt - related party	$8,958,000	$-
Other payables – related parties	$15,630,625	$3,326,110

Revenue - Related Parties

The details of revenue-related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Tianshi Engineering	$6,152,896	$4,663,939	$17,351,251	$17,076,163
Overseas Related Companies	4,228,990	4,775,800	12,601,847	31,152,158
Total	$10,381,886	$9,439,739	$29,953,098	$48,228,320

Accounts Receivable, Trade - Related Parties

The details of accounts receivable, trade – related parties are as follows:

	September 30, 2010	December 31, 2009
Tianshi Engineering	$-	$5,035,320
Overseas Related Companies	12,333,941	11,763,170
Allowance for Doubtful Accounts	(1,538,200)	(1,419,178)
Total	$10,795,741	$15,379,312

Other Receivables - Related Parties

Other receivables - related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	September 30,	December 31,
	2010	2009
Tianshi Investment	$27,300,000	$37,000,000
Tianshi Engineering	5,682,839	5,688,926
Tianjin Tianshi Life Science Co., Ltd.	11,828,993	55,878
All-legend Property Service (Tianjin) Co., Ltd.	139,071	77,612
Tiens SmartFlow Logistics (International) Group Ltd.	-	74,651
Tianshi Yinshi Hotel	37,325	36,566
Taijisheng Health Management Co.,Ltd	4,447	-
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,891	9,873
Tianshi Group	-	1,613,168
All-legend Hotel Management Co., Ltd.	37,002	2,730
Others	1,205	2,222
Total	$45,040,773	$44,561,626

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables - related parties. Beginning January 1, 2007, the other receivables - related parties became interest bearing. The stated interest rate is the interest rate for the same level of loan stipulated by the People’s Bank of China. For the nine months ended September 30, 2010, the Company did not convert any accounts receivables - related parties to other receivables - related parties.

On December 25, 2008, Biological entered into a Real Property Transfer Agreement (the “2008 Transfer Agreement”) with Tianshi Group, pursuant to which Biological transferred four buildings at the price of RMB 32,800,000 (or U.S. $4,797,984). As of March 31, 2010, the amount was paid in full by Tianshi Group.

On November 15, 2009, Tianshi Holdings and Tianshi Investment entered into a Transfer Contract, pursuant to which Tianshi Holdings agreed to sell all of the registered share capital of Tiens Yihai it owned to Tianshi Investment for $37,000,000. As of September 30, 2010, $9,700,000 of the purchase price was paid; $3,700,000 was received in cash, while $6,000,000 was offset against payables owed to Fuhong (as further described under the caption "Other payables – related parties" below.)

A portion of the construction in progress recorded and paid for by Life Resources is built on the plant owned by Tianshi Life Science. Tianshi Life Science intends to reimburse Life Resources forthe cost of this portion of the construction in progress. The agreement is currently being drafted for the amount of RMB 78,017,869 (approximately U.S. $11,648,068). This amount has been reclassified as other receivable - related party as of September 30, 2010, accordingly.

Advances from Customers - Related Parties

Advances from related party customers were $13.0 million and $4.4 million as of September 30, 2010 and December 31, 2009, respectively. These advances represented prepayments made to us to insure that customers could obtain enough of our products to meet their market demands. The majority of the $7.6 million in advances was from Tianshi Engineering, whose sales cover the China region, and have h ad a higher historical sales growth rate than the overseas regions. The increase in advances reflects their outlook of business in the China region.

Short-term debt – related party

On August 24, 2010, Tianshi Engineering and Life Resources entered into a loan agreement. In order to support the business development of Life Resources, Tianshi Engineering agreed to make a loan to Life Resources equal to the amount of outstanding advances from customers as of June 30, 2010 and then they will reinforce the advances from customers to cover their purchase of next quarter . The amount of the loan, which was reclassified to short - term debt – related party from advances from customers, is RMB 60,000,000 (or U.S. $8,958,000), and is due in full on December 31, 2010. Interest is caculated based on the benchmark interest rate of the People's Bank of China on July 1, 2010 (5.31％APR).

Other Payables - Related Parties

These amounts arose primarily from cash advances from related parties to Life Resources to support its operations. Other amounts are previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties.

	September 30, 2010	December 31, 2009
Tianshi Group	$8,751,840	$-
Tianshi Engineering	6,596,720	40,805
Tianshi Germany Co., Ltd.	102,129	107,326
Tianjin Tianshi Global International Trade Co., Ltd.	95,552	93,606
Tianyuan Capital Development Co. Ltd.	84,359	84,359
Tianshi Administrative Committee of Industrial Park	15	14
Fuhong Development Co. Ltd.	-	3,000,000
Others	10	-
Total	$15,630,625	$3,326,110

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

During the third quarter of 2010, the Company received $7,614,300 and $6,270,600 from Tianshi Group and Tianshi Engineering, respectively, in order to fund a portion of the construction in progress.  The amounts are expected to be returned in November, 2010.

Other Transactions with Tianshi Engineering

On October 31, 2007, Biological entered into four lease agreements with Tianshi Engineering that enable Tianshi Engineering to share the use of certain of Biological’s production workshops and equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological. Each of the four agreements was effective as of January 1, 2008 and expire on December 31, 2010. On December 31, 2007, Biological entered into two supplemental agreements, which added fourteen pieces of personal care products production equipment to, and removed two health products production workshops from, two of the lease agreements.

Rent revenue accrued from these leases amounted to $156,435 and $164,670 for the nine months ended September 30, 2010 and 2009, respectively, and $52,705 and $54,905 for the three months ended September 30, 2010 and 2009, respectively.

Other Transactions with Tianshi Group

On January 1, 2009, Biological entered into an office and facilities lease agreement with Tianshi Group. Under the terms of the agreement, Biological’s annual rent is equal to 1% of its gross revenues. In addition, Biological is obligated to pay insurance, maintenance and other expenses related to the premises. This agreement expires on December 31, 2010. On January 1, 2010, Life Resources entered an office and facilities lease agreement with Tianshi Group on the same terms as Biological’s lease agreement with Tianshi Group. The Company paid rent under these leases in the amount of $330,358 and $375,931 for the nine months ended September 30, 2010 and 2009, respectively, and $70,640 and $73,243 for the three months ended September 30, 2010 and 2009, respectively.

On January 1, 2009, Biological and Life Resources entered into a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the 2008 Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the nine months ended September 30, 2010 and 2009,  Biological and Life Resources recorded $247,265 and $245,019 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceuticals. Under the terms of the lease agreement, the Company leased equipment for the fee of RMB 25,383 (or U.S. $3,714) per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related  to the equipment. This agreement became effective on January 1, 2010 and expires on December 31, 2010. The Company has paid $33,605 of rent expense for the nine months ended September 30, 2010.

Transactions with Tianshi Life Science

A portion of the construction in progress recorded and paid for by  Life Resources is built on the plant owned by Tianshi Life Science. Tianshi Life Science intends to reimburse Life Resources for the cost of this portion of the construction in progress. The agreement is currently being drafted for the amount of RMB 78,017,869 (approximately U.S. $11,648,068). This amount has been reclassified as other receivable - related party as of September 30, 2010, accordingly.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer, President and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1	Loan Agreement, dated August 24, 2010 by and between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Biological Engineering Co., Ltd.

31.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002