Form 10-Q
period 2011-03-31
TIENS BIOTECH GROUP USA INC
filed 2011-05-16
CIK 1168556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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
Yes ☐   No ☒

There were 71,333,586 shares of the registrant’s common stock outstanding on May 13, 2011.

TIENS BIOTECH GROUP (USA), INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$9,691,411	$10,155,522
Accounts receivable, trade-related parties, net of allowance for doubtful accounts of $4,152,284 and $3,869,617 as of March 31, 2011 and December 31, 2010, respectively	11,279,779	10,012,861
Inventories	6,801,856	5,703,349
Other receivables	942,959	1,045,952
Other receivables-related parties	17,327,387	17,376,522
Employee advances	127,314	170,842
Prepaid expenses, net	356,817	415,208
Prepaid taxes	3,689,268	3,646,140
Total current assets	50,216,791	48,526,396

PROPERTY, PLANT AND EQUIPMENT, net	72,098,917	72,037,542

OTHER ASSETS:
Construction in progress	130,736,007	128,715,283
Construction deposits	20,177,749	12,490,855
Intangible assets, net	12,991,801	12,987,000
Other assets	10,302,761	10,721,040
Total other assets	174,208,318	164,914,178

Total assets	$296,524,026	$285,478,116

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,719,467	$14,120,791
Advances from customers-related parties	7,546,016	8,688,877
Wages and benefits payable	1,584,986	1,613,782
Short-term debt	7,610,000	3,024,800
Income taxes payable	717,129	490,782
Contractor deposits	195,485	209,376
Contractor payables	26,888,982	28,134,711
Other payables	1,109,025	1,113,416
Other payables-related parties	5,337,033	1,417,516
Total current liabilities	65,708,123	58,814,051

NON-CURRENT LIABILITIES
Long term debt	18,568,400	18,451,280
Deferred income	11,400,523	11,473,853
Total non current liabilities	29,968,923	29,925,133

Total liabilities	95,677,046	88,739,184

EQUITY:
Shareholders' equity of the Company:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,333,586 issued and outstanding, respectively	71,334	71,334
Paid-in-capital	18,428,796	18,349,908
Statutory reserves	16,465,144	16,465,144
Retained earnings	130,711,559	127,957,951
Accumulated other comprehensive income	24,405,648	23,393,626
Total shareholders' equity of the Company	190,082,481	186,237,963
Noncontrolling interest	10,764,499	10,500,969
Total equity	200,846,980	196,738,932
Total liabilities and equity	$296,524,026	$285,478,116

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three months ended March 31,
	2011	2010
REVENUE-RELATED PARTIES	$13,050,225	$11,403,363

COST OF SALES-RELATED PARTIES	4,136,399	3,440,881

GROSS PROFIT	8,913,826	7,962,482

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,870,886	3,497,547

INCOME FROM OPERATIONS	4,042,940	4,464,935

Interest expense	(131,636)	-
Interest income	7,992	1,872
Other expense	(529,185)	(253,710)
OTHER EXPENSE, NET	(652,829)	(251,838)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,390,111	4,213,097

PROVISION FOR INCOME TAXES	446,299	609,502

NET INCOME	2,943,812	3,603,595

LESS: Net income attributable to the noncontrolling interest	(190,204)	(342,057)

NET INCOME ATTRIBUTABLE TO THE COMPANY	2,753,608	3,261,538

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,012,022	14,970

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	3,765,630	3,276,508

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	257,361	343,398

COMPREHENSIVE INCOME	$4,022,991	$3,619,906

EARNINGS PER SHARE, BASIC AND DILUTED	$0.04	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

The accompanying notes are an integral part of this statement.

TIENS BIOTECH GROUP (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,943,812	$3,603,595
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income	(145,776)	-
Provision for doubtful accounts	257,427	202,247
Depreciation	1,117,611	417,469
Amortization	85,020	83,557
loss on assets written off	655,611	-
Gain on sale of assets	-	(15,082)
Rental expense borne by a related party	84,834	81,749
(Increase) decrease in assets:
Accounts receivable, trade-related parties	(1,457,625)	4,933,543
Other receivables	109,344	93,577
Other receivables-related parties	141,586	(1,200,159)
Inventories	(1,050,293)	304,560
Employee advances	44,495	13,935
Prepaid expense	60,774	64,017
Increase (decrease) in liabilities:
Accounts payable	500,706	(819,926)
Advances from customers-related parties	(1,194,866)	4,034,448
Wages and benefits payable	(38,897)	(416,798)
Other taxes payable	202,713	550,140
Other payables	(11,159)	19,487
Other payables-related parties	3,900,777	1,079,414
Net cash provided by operating activities	6,206,094	13,029,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Life Resources	-	3,000,000
Proceeds from disposal of a subsidiary	-	700,000
Construction deposits	(7,783,013)	(562,642)
Contractor deposits	(15,180)	-
Addition to construction in progress	(2,729,380)	(9,112,590)
Equipment deposits	(427,179)	(1,558,192)
Proceeds from sales of properties	-	2,621,021
Purchase of equipment and automobiles	(163,060)	(88,505)
Net cash used in investing activities	(11,117,812)	(5,000,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from short term debt	4,554,000	-
Net cash provided by financing activities	4,554,000	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(106,393)	(3,895)

NET INCREASE (DECREASE) IN CASH	(464,111)	8,024,970

CASH, beginning of period	10,155,522	1,848,328

CASH, end of period	$9,691,411	$9,873,298

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$342,018	$-
Income taxes	$223,653	$213,625

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

The Company is currently owned 4.91% by public stockholders and 95.09% by Jinyuan Li, the Company’s current Chairman, CEO, Acting CFO and President. The Company owns 100% of Tianshi International Holdings Group Limited ("Tianshi Holdings"). Tianshi Holdings owns 80% of Tianjin Tianshi Biological Development Co., Ltd. ("Biological") and 100% of Tianjin Tiens Life Resources Co., Ltd. (“Life Resources”).

Nature of operations

The Company through its subsidiaries is primarily engaged in the manufacturing of nutritional supplement products, including wellness products and dietary supplement products. In the People’s Republic of China (“PRC”), the Company sells its products to Tianjin Tianshi Biological Engineering Co. Ltd. (“Tianshi Engineering”), a Chinese company. Tianshi Engineering, in turn, sells the products to customers through its branches and affiliated companies and at chain stores which are owned by individual distributors. Tianshi Engineering is 100% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”).  Tianshi Group is 90% owned by Jinyuan Li, the Company’s Chairman, President, Acting CFO and CEO, and 10% owned by Baolan Li, Jinyuan Li’s daughter, a director of the Company. Outside the PRC, the Company sells its products to overseas affiliated companies located in 45 countries who in turn re-package them and sell to independent direct sales distributors.

Note 2 – Summary of significant accounting policies

Basis of presentation

The financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Consolidated Financial Statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

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

Translation adjustments amounted to $1,012,022 and $14,970 for the three months ended March 31, 2011 and 2010, respectively. Asset and liability accounts at March 31, 2011 were translated at RMB6.57 to US$1.00 compared to RMB6.84 at March 31, 2010. Equity accounts are stated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March 31, 2011 and 2010 were 6.59 RMB and 6.84 RMB, respectively. Cash flows are also translated at average translation rates for the period. Therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

•Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

• Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company's financial instruments consist primarily of cash, trade accounts receivable, trade payables, advances, other receivables and debt instruments. The carrying amounts of the Company's financial instruments generally approximate their fair values at March 31, 2011 and December 31, 2010.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with banks of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's trade accounts receivable are mainly due from related companies. The Company has made full provision for accounts receivable-related parties aged over one year based upon the related parties’ ability to collect their receivables and a general allowance for doubtful debt of 0.5% of the remaining accounts receivable-related parties. Management reviews its accounts receivable on a regular basis to determine if the provision for doubtful debts is adequate, paying particular attention to the ages of receivables outstanding. At March 31, 2011 and December 31, 2010, there were no receivables due from Tianshi Engineering outstanding more than 90 days. At March 31, 2011 and December 31, 2010, receivables due from overseas related companies outstanding more than 180 days totaled $7,547,494 and $6,985,556, respectively. The Company did not charge-off any receivables for the periods reported. The following table represents the changes in the allowance for doubtful accounts:

	Balance at	Increase of provision	Balance at
	Beginning of Period	for Doubtful Accounts	End of Period
Three month period ended March 31, 2011
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$3,869,617	$282,667	$4,152,284

Three month period ended March 31, 2010
Reserves and allowances deducted from assets accounts:
Allowance for doubtful accounts:	$1,419,178	$202,441	$1,621,619

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

Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The Company reviews its advances to suppliers annually to determine whether provisions should be made. The amount included in prepaid expenses is net of any provisions. Provisions for prepaid expenses are as follows:

	Balance at
	Beginning of	Increase of provision	Balance at End
	Period	for Doubtful Accounts	of Period
Three month period ended March 31, 2011
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$1,056,551	$6,706	$1,063,257

Three month period ended March 31, 2010
Reserves and provisions deducted from assets accounts:
Provision for prepaid expenses:	$1,018,474	$139	$1,018,613

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

Deferred income

Deferred income consists of government grants. On August 2, 2005 and November 20, 2006, the Company received two government grants related to the purchase of land use rights in the amount of RMB35,803,461 (or US$5,449,287). On August 28, 2008, Life Resources paid RMB41,022,061 (or US$6,243,558) for the zoning changes to one parcel of land on which the land use rights were changed from “industrial” to “educational”. On September 12, 2008, the Company received RMB41,022,061 (or US$6,243,558) from a government grant. The grants are treated as deferred income and amortized over the life of the buildings on the land from October 2010.

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

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As the Company did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2011 related to previous revenues, no allowance for estimated returns has been recorded as of March 31, 2011 and December 31, 2010.

Advertising costs

The Company sells its products to related parties, and these related parties are primarily responsible for marketing. The Company did not incur any advertising costs for the three months ended March 31, 2011 and 2010.

Shipping and handling

Shipping and handling costs totaled $224,653 and $209,005 for the three months ended March 31, 2011 and 2010, respectively. The Company sells products on FOB condition, however, it usually prepays shipping and handling expenses to transportation companies on behalf of customers and collects these shipping and handling expenses when it receives payments from customers. The payments received from customers are included in revenue and the related shipping and handling costs are included in selling, general and administrative expenses.

Research and development

Research and development expenses include salaries, supplies, and overhead such as depreciation, utilities and other costs. These costs are expensed as incurred. The Company expensed research and development costs of $259,147 and $298,133 for the three months ended March 31, 2011 and 2010, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities.  The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the three months ended March 31, 2011 and 2010, the Company did not recognize any amount in interest and penalties.

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2011 and 2010.

Note 3 – Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Raw materials	$1,812,201	$1,392,141
Packaging material	613,024	479,651
Miscellaneous supplies	1,702,383	1,860,462
Work in process	632,593	640,664
Finished goods	2,041,655	1,330,431
Total	$6,801,856	$5,703,349

The Company has not written off any obsolete goods for the three months ended March 31, 2011 and 2010.

Note 4 – Prepaid expenses

Prepaid expenses consist of advances to suppliers and short-term prepaid expenses. The details of prepaid expenses, net of the allowance as disclosed in Note 2, at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Advance to suppliers	$354,817	$412,458
Short-term prepaid expenses	2,000	2,750
Total	$356,817	$415,208

Note 5 – Prepaid taxes

Prepaid taxes primarily represents prepaid value added tax, which will be deducted from the value added tax payables in future. The detail of prepaid taxes is as follows:

	March 31,	December 31,
	2011	2010
Prepaid value added taxes	$3,876,716	$3,822,250
Taxes payable (except income taxes payable)	(187,448)	(176,110)
Total	$3,689,268	$3,646,140

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Buildings and improvements	$64,310,041	$63,687,629
Office equipment	599,314	487,179
Computer equipment and software	3,196,567	2,855,978
Machinery and equipment	15,497,881	15,325,589
Automobiles	5,029,852	4,998,126
Total	88,633,655	87,354,501
Less: accumulated depreciation	(16,534,738)	(15,316,959)
Property, plant and equipment, net	$72,098,917	$72,037,542

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $1,117,611 and $417,469, respectively. Interest expense related to the construction of buildings or new additions to the Company's plant facilities of $210,382 and $0 for the three months ended March 31, 2011 and 2010 has been capitalized.

Note 7 - Intangible assets

Intangible assets consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Land use rights	$14,081,002	$13,992,186
Other intangible assets	358,255	355,996
Less accumulated amortization	(1,447,456)	(1,361,182)
Intangible assets, net	$12,991,801	$12,987,000

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $85,020 and $83,557, respectively.

The estimated amortization expense for the next five years is as follows:

Estimated amortization expense for
the year ending December 31,	Amount
2011	$308,577
2012	$308,577
2013	$297,105
2014	$296,450
2015	$294,747
2016 and thereafter	$11,481,544

Note 8 -Short-term debt

On October 20, 2010, Life Resources entered into an agreement with Construction Bank of China to obtain the loan of RMB20,000,000 (US$3,024,800) for purchasing raw materials and other auxiliary materials at the term of one year. The weighted-average interest rate of the short-term debt is the one-year benchmark lending rate (The interest rate is 5.56% from October 20, 2010 to December 25, 2010, 5.81% from December 26, 2010 to February 9, 2011, and 6.06% from February 9, 2011 to March 31, 2011). Under the agreement, Life Resources is required to take the following obligations:

1. Submit quarterly financial statement within fifteen days after each quarter;
2. Submit any information that significantly affect the repayment ability of the Company;
3. The condition of using the fund should be fulfilled the environmental law;
4. No utilization of bank loans in other than prescribed;and
5. To inform the bank for any related party transaction with an amount over 10% of net asset.

On February 14, 2011, under the following loan agreement (see note 9) Life Resources obtained RMB30,000,000 (US$4,554,000) from Agricultural Bank of China (Agricultural Bank), which is recorded as short-term debt, to fund Life Resources’ construction in progress and is due by October 8, 2011. The interest rate is 6.06% from February 14, 2011 to March 31, 2011.

Note 9 -Long-term debt

On October 9, 2010, Life Resources entered into a loan agreement with Agricultural Bank, pursuant to which Agricultural Bank loaned RMB200,000,000 (or US$30,248,000) with the benchmark lending interest rate of The People’s Bank of China to fund Life Resources’ construction in progress under the guarantee of Tiens Group. Life Resources is permitted the full amount before October 8, 2011, and repay it before October 8, 2013. Under the agreement, Life Resources is required to take the following obligations:

1. The usage of the loan is in accordance with the laws and regulations or contracts;
2. Agree and actively cooperate with the lender and their agents on monitoring, inspecting of the construction of the project, financial activities, usage of loan and other related matters;
3. Submit information timely to the lender as the lender requested regarding the projects, usage of the loan, finance and other; and
4. Submit any information that significantly affect the repayment ability of the Company.

As of March 31, 2011, Life Resources has drawn RMB122,000,000 (or US$18,451,280) of the loan, which was recorded as long-term debt, and RMB30,000,000 which is recorded as short-term debt (see note 8). The interest rate of the long-term loan was equal to the three-year benchmark lending interest rate of The People’s Bank of China which was adjusted twice, from 5.85% to 6.10% since January 1, 2011. The detail information of the obtained amount is as follows:

Obtained date	October 11, 2010	November 12, 2010	December 10, 2010
Amount	$9,893,000	$6,088,000	$2,587,400

The amounts to be paid are as follows:

Date	October 8, 2011	October 8, 2012	October 8, 2013
Amount	$4,566,000	$9,132,000	$16,742,000

Note 10 – Related party transactions and balances

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

The Company’s related party transactions are required to be reviewed and approved or ratified by the majority of our non-interested Board of Directors. No director that is a related person in a related party transaction may participate in any discussion, approval or ratification of the related party transaction except to provide information concerning it. The following tables are provided to facilitate an understanding of the transactions and outstanding balances between those related parties.

	Three months ended March 31,
	2011	2010
Revenue-related parties	$13,050,225	$11,403,363

	March 31, 2011	December 31, 2010
Accounts receivable, trade–related parties, net of allowance for doubtful accounts of $4,152,284 and $3,869,617 as of March 31, 2011 and December 31, 2010, respectively	$11,279,779	$10,012,861
Other receivables–related parties	$17,327,387	$17,376,522
Advances from customers–related parties	$7,546,016	$8,688,877
Other payables–related parties	$5,337,033	$1,417,516

Revenue-related parties

The details of revenue-related parties are as follows:

	Three months ended March 31,
	2011	2010
Tianshi Engineering	$8,218,691	$6,783,273
Overseas Related Companies	4,831,534	4,620,090
Total	$13,050,225	$11,403,363

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

Accounts receivable, trade-related parties

The details of accounts receivable, trade-related parties are as follows:

	March 31, 2011	December 31, 2010
Tianshi Engineering	$984,290	$1,803,688
Overseas Related Companies	14,447,773	12,078,790
Allowance for Doubtful Accounts	(4,152,284)	(3,869,617)
Total	$11,279,779	$10,012,861

Other receivables-related parties

Other receivables-related parties are generated by the Company making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The following table summarizes the other receivables-related parties balances:
	March 31,	December 31,
	2011	2010
Tiens Life Science Co., Ltd.	$11,598,376	$11,525,219
Tianshi Group	3,002,895	-
Tianshi Engineering	2,470,399	5,603,197
All-Legend Property Service (Tianjin) Co., Ltd.	161,461	155,798
All-Legend Hotel Co., Ltd.	38,627	37,856
Tianshi Yinshi Hotel	38,050	37,810
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,865	9,902
Tianshi Taijisheng Health Management Co., Ltd.	5,735	5,459
Shengshi Real Estate Development	1,201	1,072
Others	778	209
Total	$17,327,387	$17,376,522

Historically, Tianshi Engineering remitted payment to the Company upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, the Company agreed to allow Tianshi Engineering to defer payment. Balances not remitted to the Company within 90 days are converted to other receivables-related parties. Other receivables-related parties become interest bearing at the interest rate for the same level of loan stipulated by the People’s Bank of China. During the first quarter of 2011, the Company did not convert any accounts receivables-related parties to other receivables-related parties.

The Company and Tianshi Group use common meters at the Company’s headquarters for electricity and water, and also use the same employee insurance account. When making payments to these outside parties, the Company usually pays the fees first and then is reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables-related parties.

A portion of the construction in progress at an amount of RMB83,263,708 (US$12,672,736), which is recorded and paid for by Life Resources is built on the land controlled by Tianshi Life Science. In addition, a portion of the construction in progress at an amount of RMB5,245,839 (US$798,417), which is recorded and paid for by Tianshi Life Science  is built on the land controlled by Life Resources. Tianshi Life Science and Life Resources intend to reimburse each other for the cost of the above construction in progress. The agreement is currently being drafted. The balance of RMB78,017,869 (US$11,874,320) has been reclassified as other receivable-related party as of March 31, 2011 and December 31, 2010, accordingly.

During the first quarter of 2011, the Company provided Tianshi Group with $3,500,600 to fund its operating activities. As of March 31, 2011, the amounts had been reclassified as other receivable-related party, accordingly.

Advances from customers-related parties

These advances represent prepayments made to the Company to insure that related companies could obtain enough of the Company’s products to meet their market demands. As of March 31, 2011 and December 31, 2010, advances from related party customers amounted to $7,546,016 and $8,688,877, respectively.

Other payables-related parties

The details of other payable-related parties are as follows:

	March 31, 2011	December 31, 2010
Tiens Group	$3,535,048	$639,529
Tianshi Engineering	1,448,472	431,400
Tianshi Germany Co., Ltd.	105,654	99,759
Tianjin Tianshi Global International Trade Co., Ltd.	97,408	96,794
Tianyuan Capital Development Co., Ltd.	84,359	84,359
Beijing All-Legend Travel Co., Ltd.	66,077	65,660
Tianshi Administrative Committee of Industrial Park	15	15
Total	$5,337,033	$1,417,516

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various operational transactions incurred with related parties.

During the first quarter of 2011, the Company received $7,815,470 and $3,500,600 as working capital from Tianshi Group and Tianshi Engineering, respectively. As of March 31, 2011, $4,566,000 had been repaid to Tianshi Group.

Other Transactions with Tianshi Engineering

On November 20, 2009, Biological entered into two lease agreements with Tianshi Engineering that enable Tianshi Engineering to share the use of certain of Biological’s production equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological. Each of the two agreements was effective as of January 1, 2010 and expired on December 31, 2010. On December 3, 2010, the lease agreement for health products production equipment and the lease agreement for personal care product production equipment were renewed by Biological and Tianshi Engineering for 2011. Rent revenue accrued from these leases amounted to $53,590 and $51,854 for the three months ended March 31, 2011 and 2010, respectively.

Other Transactions with Tianshi Group

On January 1, 2010, Biological and Life Resources each entered an office and facilities lease agreement with Tianshi Group. Under the terms of the agreements, Biological and Life Resources’ annual rents are equal to 1% of their gross revenues. The two agreements expired on December 31, 2010 and renewed on January 1, 2011, for 2011. Under the new lease agreements, Biological and Life Resources have rights to use ORACLE and KM systems, and receive technical support from Tianshi Group’s IT department. The rent is the same as the agreements for 2010. Rent expense totaled $150,031 and $159,226 for the three months ended March 31, 2011 and 2010, respectively.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the Property Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the three months ended March 31, 2011 and 2010,  Biological and Life Resources recorded $84,834 and $81,749 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, the Company entered into a one-year lease agreement with Tianshi Pharmaceutical. Under the terms of the lease agreement, the Company leased equipment for the fee of RMB25,383 (or US$3,853) per month. In addition, the Company is obligated to pay insurance, maintenance and other expenses related to the equipment. Upon expiration on December 31, 2010, the lease agreement was extended for an additional one year period. Rent expense totaled $11,559 and $11,139 for the three months ended March 31, 2011 and 2010, respectively.

Note 11– Additional product sales information

The Company has a single operating segment. All of the Company's revenues were generated from related parties. Summarized enterprise-wide financial information concerning the Company’s revenues based on product groups is shown in the following table:

Revenue by Product Group:

	Three months ended March 31,
	2011	2010
Wellness products	$12,087,841	$10,165,740
Dietary supplement products	962,384	1,237,623
Total	$13,050,225	$11,403,363

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

Provisions for income taxes were all current income tax expenses and for the three months ended March 31, 2011 and 2010 were $446,299 and $609,502, respectively.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

	Three months ended March 31,
	2011		2010
	Biological	Life Resources	Biological	Life Resources
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
Effect of reduced tax rate	(10.0)	(12.5)	(10.0)	(12.5)
Total provision for income taxes	15.0%	12.5%	15.0%	12.5%

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2011 and 2010 amounted to $373,404 and $508,897, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for the three months ended March 31, 2011 and 2010 by $0.005 and $0.01, respectively.

Note 13 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Company employees are entitled to a retirement pension amount calculated based upon salary at retirement and length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

The Company is required to make contributions to the state retirement plan at 20% of the employees' monthly salaries. Employees are required to contribute 8% of their salaries to the plan. Total pension expense incurred by the Company amounted to $294,757 and $261,632 for the three months ended March 31, 2011 and 2010, respectively.

The Company also has an unemployment insurance plan for its employees. The plan requires each employee to contribute 1% of his or her salary to the plan. The Company matches the contributions in an amount equal to two times the contribution of each participant. The Company made contributions to the unemployment insurance plan of $28,871 and $25,308 for the three months ended March 31, 2011 and 2010, respectively. All contributions are paid to a PRC insurance company, which in turn, is responsible for the unemployment liability. Pursuant to the Company’s medical insurance plan for its employees, the Company is required to pay an amount equal to 10% of its employees' salaries to a PRC insurance company, which amounted to $147,124 and $131,667 for the three months ended March 31, 2011 and 2010, respectively.

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

Tianjin Tianshi Biological Engineering Co., Ltd. (“Tianshi Engineering”), a Chinese company and the entity to which we sell all of our products for consumption in China, owns the remaining 20% of Biological. Tianshi Engineering is 100% owned by Tianjin Tianshi Group Co., Ltd. (“Tianshi Group”).  Tianshi Group is 90% owned by Jinyuan Li, our Chairman, President, Acting CFO and CEO, and 10% owned by Baolan Li, Jinyuan Li’s daughter and a member of our Board of Directors.

Life Resources is currently constructing research and development, manufacturing and logistic facilities, and administrative offices in Tianjin, China totaling approximately 420,000 square meters. We moved our administrative offices to the newly constructed Industrial Park on October 16, 2010. We expect to complete the move of all our other facilities, including our corporate headquarters at the end of 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)	Change
REVENUE-RELATED PARTIES	$13,050,225	$11,403,363	14.4%

COST OF SALES	4,136,399	3,440,881	20.2%

GROSS PROFIT	8,913,826	7,962,482	11.9%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,870,886	3,497,547	39.3%

INCOME FROM OPERATIONS	4,042,940	4,464,935	-9.5%

Interest expense	(131,636)	-
Interest income	7,992	1,872	326.9%
Other expense	(529,185)	(253,710)	108.6%
OTHER EXPENSE, NET	(652,829)	(251,838)	159.2%

INCOME BEFORE PROVISION FOR INCOME TAXES	3,390,111	4,213,097	-19.5%

PROVISION FOR INCOME TAXES	446,299	609,502	-26.8%

NET INCOME	2,943,812	3,603,595	-18.3%

LESS: Net income attributable to the noncontrolling interest	190,204	342,057	-44.4%

NET INCOME ATTRIBUTABLE TO TIENS BIOTECH GROUP	$2,753,608	$3,261,538	-15.6%

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	71,333,586	71,333,586

EARNINGS PER SHARE, BASIC AND DILUTED	$0.04	$0.05

Revenue.  For the first quarter of 2011, revenue was $13.1 million, an increase of 14.4% compared to $11.4 million for the same period in 2010.

The increase in revenue for the first quarter of 2011 was mainly due to the increase in domestic sales. For the first quarter of 2011, domestic revenue was $8.2 million, an increase of 21.2% compared to $6.8 million for the same period of 2010. The reasons for the increase in domestic revenue include, but are not limited to the following: (1) The distributors stocked additional products at the lower prices as Engineering increasing the prices of some products from March, 2011. (2) Engineering was granted a direct selling license by the Ministry of Commerce of the People's Republic of China in the first quarter of 2011, which help to boost the sale of the distributors, and we expect it will enhance our sales in the long term.

For the first quarter of 2011, international revenue was $4.8 million, an increase of 4.6% compared to $4.6 million for the same period in 2010. The increase was mainly reflected in the increase of sales to South Africa.

Cost of Sales. Cost of sales for the first quarter of 2011 increased to $4.1 million, an increase of 20.2% compared to $3.4 million for the same period in 2010. This increase was mainly due to the increase in sales for the period.  However, the increase in cost of sales was at a higher rate than the increase in revenues. This is mainly attributable to the decreased sales percentage of certain products, such as Cordyceps Capsules, which have a higher profit margin.

Gross Profit. Gross profit for the first quarter of 2011 was $8.9 million, an increase of 11.9% compared to $8.0 million for the same period in 2010. This increase reflects the increase in sales. The gross profit margin for the first quarter of 2011 was 68.3%, compared to 69.8% for the same period in 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.9 million for the first quarter of 2011, an increase of 39.3% compared to $3.5 million for the same period in 2010.  The increase was primarily due to increases in depreciation. From the fourth quarter of 2010, Life Resources started to transfer its construction in progress to fixed assets, which increased the depreciation for the first quarter of 2011. The selling and administrative expenses as a percentage of sales was 37.3 % for the first quarter of 2011, compared to 30.7% for the same period in 2010.

Other income (expense), net.  Other expense was $0.7 million for the first quarter of 2011, compared to $0.3 million of expense for the same period in 2010. The increase is primarily attributed to the transfer in March 2011 of a part of the plant, in the industrial park in which the Company’s facilities are located, into a parking lot, that was valued at $0.6 million and recorded as other expense . Additionally, amortization of deferred income in the amount of $0.15 million for the first quarter of 2011 also contributed to the increase.

Provision for income taxes.  Provision for income taxes was $0.4 million for the first quarter of 2011 compared to $0.6 million for the same period in 2010.

Net income. Net income for the first quarter of 2011 was $2.9 million, a decrease of 18.3% compared to $3.6 million for the same period in 2010. The decrease was mainly due to the increase of $1.4 million in selling, general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flow provided by operating activities. Our principal source of liquidity is our operating cash flow. From the fourth quarter of 2010, due to the large amount of cash required for construction in progress  and materials purchases by Life Resources, we obtained  bank loans.

On February 14, 2011, under the loan agreement (see note 9) Life Resources obtained RMB30,000,000 (USD$4,554,000) from Agricultural Bank which is recorded as short-term debt, to fund Life Resources’ construction in progress and should be repaid before October 8, 2011. The interest rate is 6.06% from February 14, 2011 to March 31, 2011.

Net cash provided by operating activities was $6.2 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of $13.0 million for the same period of 2010. This decrease was primarily due to the Company not only collected all account receivable from Tianshi Engineering, but also received large amount of advance from it, during the first quarter of 2010.

As of March 31, 2011, we had negative working capital of $15.5 million. Cash was $9.7 million as of March 31, 2011, compared to $10.2 million as of December 31, 2010.

Net cash used in investing activities increased by $6.1 million for the three months ended March 31, 2011 compared to the same period of 2010. During the first three months of 2011, we paid $7.8 million to contractors as construction deposits, compared to $0.6 million for the same period in 2010. In addition, we used $2.7 million in construction in progress for the first quarter of 2011.

Going forward, our primary requirements for cash consist of:

· construction by Life Resources of new research and development, manufacturing and logistic facilities and administrative offices;

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

Revenue recognition.

We sell both semi-finished products and finished products to Tianshi Engineering domestically. Revenue from the sale of  semi-finished products is recognized at delivery point, when the semi-finished products are sold to Tianshi Engineering. Revenue from the sale of finished products is recognized only when the related party Chinese distributor recognizes sales of our products to unaffiliated third parties. Revenues in both cases are net of value added taxes.

For overseas sales, we sell mostly finished products. We recognize revenue from international sales (outside of China) to affiliated parties, net of value added taxes, as goods are shipped and clear review by the customs department of the Chinese government.

We are generally not contractually obligated to accept returns. However, on a case by case negotiated basis, we permit customers to return products. Revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management’s evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements. As we did not receive any returns of products during the past three years, and management does not anticipate allowing any returns in 2011 related to previous revenues, no allowance for estimated returns has been recorded as of March 31, 2011.

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

Internationally, we sell our products directly to overseas affiliates located in 45 countries, who in turn re-package the products to meet the needs of the local markets and sell to independent distributors or end users of our products.  Our CEO, Jinyuan Li, owns or controls these overseas related companies. Due to the common ownership, there are no formal sales or administrative agreements among us and those overseas related parties. The business operations among these related entities are regulated through internal policies.

Our related party transactions are required to be reviewed and approved or ratified by a majority of our non-interested Board of Directors. The following tables are provided to facilitate your understanding of the transactions and outstanding balances between those related parties and our company.

	March 31, 2011	December 31, 2010
Accounts receivable, trade–related parties, net of allowance for doubtful accounts of $4,152,284 and $3,869,617 as of March 31, 2011 and December 31, 2010, respectively	$11,279,779	$10,012,861
Other receivables–related parties	$17,327,387	$17,376,522
Advances from customers–related parties	$7,546,016	$8,688,877
Other payables–related parties	$5,337,033	$1,417,516

Revenue-Related Parties

The details of revenue-related parties are as follows:

	Three months ended March 31,
	2011	2010
Tianshi Engineering	$8,218,691	$6,783,273
Overseas Related Companies	4,831,534	4,620,090
Total	$13,050,225	$11,403,363

Accounts Receivable, Trade-Related Parties

The details of accounts receivable, trade–related parties are as follows:

	March 31, 2011	December 31, 2010
Tianshi Engineering	$984,290	$1,803,688
Overseas Related Companies	14,447,773	12,078,790
Allowance for Doubtful Accounts	(4,152,284)	(3,869,617)
Total	$11,279,779	$10,012,861

Other Receivables-Related Parties

Other receivables-related parties are generated by our making various cash advances and short term loans, the allocation of various expenses to related parties, and amounts transferred from accounts receivable. The details of other receivables-related parties are as follows:

	March 31,	December 31,
	2011	2010
Tiens Life Science Co., Ltd.	$11,598,376	$11,525,219
Tianshi Group	3,002,895	-
Tianshi Engineering	2,470,399	5,603,197
All-Legend Property Service (Tianjin) Co., Ltd.	161,461	155,798
All-Legend Hotel Co., Ltd.	38,627	37,856
Tianshi Yinshi Hotel	38,050	37,810
Tianshi Indonesia Logistic & Trade Co., Ltd.	9,865	9,902
Tianshi Taijisheng Health Management Co., Ltd.	5,735	5,459
Shengshi Real Estate Development	1,201	1,072
Others	778	209
Total	$17,327,387	$17,376,522

Historically, Tianshi Engineering remitted payment to us upon sales to third party customers. However, to support Tianshi Engineering’s marketing efforts in anticipation of receiving a direct selling license in China, we agreed to allow Tianshi Engineering to defer payment. The credit terms provide an interest-free credit term of three months. Any amounts exceeding this term are transferred from accounts receivable-related parties to other receivable-related parties.  Other receivables-related parties become interest bearing at the interest rate, on the date the loan commences, that is stipulated by the People’s Bank of China for a loan of the same level. During the first quarter of 2011, we did not convert any accounts receivables-related parties to other receivables-related parties.

Our company and Tianshi Group use common meters at our headquarters for electricity and water, and also use the same employee insurance account. When making payments to these outside parties, we usually pay the fees first and then are reimbursed by Tianshi Group. These pro-rated amounts relating to Tianshi Group are categorized as other receivables-related parties.

A portion of the construction in progress at an amount of RMB83,263,708 (US$12,672,736), which is recorded and paid for by Life Resources is built on the land controlled by Tianshi Life Science. In addition, a portion of the construction in progress at an amount of RMB5,245,839 (US$798,417), which is recorded and paid for by Tianshi Life Science  is built on the land controlled by Life Resources. Tianshi Life Science and Life Resources intend to reimburse each other for the cost of the above construction in progress. The agreement is currently being drafted. The balance of RMB78,017,869 (US$11,874,320) has been reclassified as other receivable-related party as of March 31, 2011 and December 31, 2010, accordingly.

During the first quarter of 2011, the Company provided Tianshi Group with $3,500,600 to fund its operating activities. As of March 31, 2011, the amounts had been reclassified as other receivable-related party, accordingly.

Advances from Customers-Related Parties

Advances from related party customers were $7,546,016 and $8,688,877 as of March 31, 2011 and December 31, 2010, respectively. These advances represented prepayments made to us to insure that customers could obtain enough of our products to meet their market demands.

Other Payables-Related Parties

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various non-operational transactions incurred with related parties. The details of other payable-related parties are as follows:

	March 31, 2011	December 31, 2010
Tiens Group	$3,535,048	$639,529
Tianshi Engineering	1,448,472	431,400
Tianshi Germany Co., Ltd.	105,654	99,759
Tianjin Tianshi Global International Trade Co., Ltd.	97,408	96,794
Tianyuan Capital Development Co., Ltd.	84,359	84,359
Beijing All-Legend Travel Co., Ltd.	66,077	65,660
Tianshi Administrative Committee of Industrial Park	15	15
Total	$5,337,033	$1,417,516

These amounts arose primarily from previous cash advances from related parties such as management fees due to related parties and various operational transactions incurred with related parties.

During the first quarter of 2011, the Company received $7,815,470 and $3,500,600 as working capital from Tianshi Group and Tianshi Engineering respectively. As of March 31, 2011, $4,566,000 had been repaid to Tianshi Group.

Other Transactions with Tianshi Engineering

On November 20, 2009, Biological entered into two lease agreements with Tianshi Engineering that enable Tianshi Engineering to share the use of certain of Biological’s production equipment to manufacture products which Tianshi Engineering owns, or jointly owns, with Biological. Each of the two agreements was effective as of January 1, 2010 and expired on December 31, 2010. On December 3, 2010, the lease agreement for health products production equipment and the lease agreement for personal care product production equipment were renewed by Biological and Tianshi Engineering for 2011. Following is a summary of the monthly rent payable to Biological under the two leases Biological entered into on December 3, 2010.

Lease Agreement	Monthly rent

Lease Agreement for Health Products Production Equipment	$11,680
Lease Agreement for Personal Care Product Production Equipment	$6,183

Rent revenue accrued from these leases amounted to $53,590 and $51,854 for the three months ended March 31, 2011 and 2010, respectively.

Other Transactions with Tianshi Group

On January 1, 2010, Biological and Life Resources each entered an office and facilities lease agreement with Tianshi Group. Under the terms of the agreements, Biological and Life Resources’ annual rents are equal to 1% of their gross revenues. The two agreements expired on December 31, 2010 and renewed on January 1, 2011, for 2011. Under the new lease agreements, Biological and Life Resources have rights to use ORACLE and KM systems, and receive technical support from Tianshi Group’s IT department. The rent is the same as the agreements for 2010. Rent expense totaled $150,031 and $159,226 for the three months ended March 31, 2011 and 2010, respectively.

On January 1, 2009, each of Biological and Life Resources entered a Lease Agreement with Tianshi Group pursuant to which Biological and Life Resources will have the right to use and occupy the workshop spaces being transferred under the Property Transfer Agreement. The leases are rent-free, except that Biological and Life Resources are required to pay Tianshi Group for utility charges and maintenance costs on the buildings. The leases continue until the earlier of the date that Biological and Life Resources acquire use of alternate facilities or the land use rights on the underlying property expire. For the three months ended March 31, 2011 and 2010,  Biological and Life Resources recorded $84,834 and $81,749 of the rent expense, which is not paid to Tianshi Group, but recorded as paid in capital based upon market price.

Transactions with Tianshi Pharmaceuticals

On December 15, 2009, we entered into a one-year lease agreement with Tianshi Pharmaceutical. Under the terms of the lease agreement, we leased equipment for the fee of RMB25,383 (or US$3,853) per month. In addition, we are obligated to pay insurance, maintenance and other expenses related  to the equipment. Upon expiration on December 31, 2010, the lease agreement was extended for an additional one year period. Rent expense totaled $11,559 and $11,139 for the three months ended March 31, 2011 and 2010, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011

/s/ Jinyuan Li

Jinyuan Li
Chief Executive Officer, Acting Chief Financial Officer and President
(Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1	Agreement, dated January 1, 2011 by and between Tianjin Tianshi Biological Development Co., Ltd. and Tianjin Tianshi Group Co. Ltd.

10.2	Agreement, dated January 1, 2011 by and between Tianjin Tiens Life Resources Co., Ltd. and Tianjin Tianshi Group Co. Ltd.

31.1	Certification of the Principal Executive Officer and the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002